Form 10QSB
period 1996-06-30
INTERNATIONAL NURSING SERVICES INC
filed 1996-08-14
CIK 890784

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended June 30,1996

Commission File Number:                 0-24768

                     INTERNATIONAL NURSING SERVICES INC.
           (Exact name of registrant as specified in its charter)


          Colorado                           84-1123311
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)


360 South Garfield St.  Suite 400, Denver, CO                     80209
(Address of principal executive offices)                   (Zip Code)


                              (303) 393-1515
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.     [X] Yes           [  ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 1996.

          Common Stock, $0.001 par value               4,612,856
                   Class                             Number of Shares




                      INTERNATIONAL NURSING SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                         June 30,              December 31,
                                           1996                    1995
Current Assets
  Cash                                  $     -             $     19,000
  Accounts receivable, net             2,490,000               2,098,000
  Subscriptions receivable                    -                  300,000
  Other current assets                    22,000                  20,000

      Total current assets             2,512,000               2,437,000

Property and equipment, net              359,000                 282,000

Other Assets
  Intangible assets, net               2,143,000               1,553,000

        Total assets                  $5,014,000            $  4,272,000

Current liabilities
  Checks written in excess of
    book balance                      $   37,000            $    244,000
  Accounts payable                       723,000                 520,000
  Accrued expenses                       491,000                 613,000
  Current portion of debt                127,000                 651,000
  Current portion of capital
   lease obligation                       51,000                  30,000
  Advances under financing agreement   1,687,000               1,178,000

        Total current liabilities      3,116,000               3,236,000

Long-term debt
  Long-term portion of capital lease      73,000                  60,000
  Long-term portion of debt                   -                  200,000

Stockholders' equity
  Preferred stock, 12% cumulative
   convertible, $1.00 par value,
   2,500,000 shares authorized,
   469,900 issued and outstanding at
   December 31, 1995, liquidation
   value $10 per share                        -                  470,000
  Common stock, $0.001 par value;
   15,000,000 shares authorized,
   4,416,856 and 2,894,773 issued
   and outstanding at June 30, 1996 and
    December 31, 1995, respectively       4,000                   3,000
  Dividends payable with common stock        -                  441,000
  Additional paid-in capital          7,392,000               5,879,000
  Accumulated deficit                (5,571,000)             (6,017,000)

        Total stockholders' equity    1,825,000                 776,000

        Total liabilities and
         stockholders' equity        $5,014,000           $   4,272,000




               INTERNATIONAL NURSING SERVICES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

          For the Three Months Ended June 30,  For the Six Months Ended June 30,
                  1996        1995                       1996         1995
Net revenues   $3,216,000  $3,258,000           $6,580,000       $7,124,000
Direct costs
 of services    2,400,000   2,724,000            4,845,000        5,785,000

Gross Margin      816,000     534,000            1,735,000        1,339,000

Selling, general
 and administrative
 expenses         747,000   1,139,000            1,473,000        1,982,000

Net income
 (loss) from
  operations       69,000    (605,000)             262,000         (643,000)

Interest expense,
  net             130,000     197,000              257,000          325,000

Net income (loss) (61,000)   (802,000)               5,000         (968,000)

Preferred stock
  dividends            -     (290,000)             441,000         (434,000)

Net income (loss)
 applicable to
 to common
 stockholders   $(61,000) $(1,092,000)         $   446,000     $ (1,402,000)


Net income
 (loss) per
  common share  $  (0.01) $     (0.85)         $      0.09     $      (1.09)

Weighted average
 shares
 outstanding   4,937,254    1,288,779            4,770,755        1,288,779


                  The accompanying notes to financial statements are an integral part of these consolidated statements


INTERNATIONAL NURSING SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         For the Six Months Ended June 30,
                                                 1996         1995
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
 Net income (loss)                        $     5,000      $ (968,000)
 Adjustments to reconcile net income (loss) to
  net cash flows from (used in) operating
  activities-Depreciation and amortization    166,000         115,000
    Net changes in current assets and
     current liabilities                      210,000         770,000

        Net cash flows from (used in)
         operating activities                 381,000         (83,000)

CASH FLOWS USED IN INVESTING ACTIVITIES:
 Purchase of property and equipment           (32,000)        (16,000)
 Increase in acquisition costs               (173,000)             -

        Net cash flows used in investing
         activities                          (205,000)        (16,000)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
 Advances, net                                509,000         268,000
 Payments on debt and notes payable          (685,000)       (169,000)
 Net proceeds from issuance of common stock   (19,000)             -

        Net cash flows from (used in)
         financing activities                (195,000)         99,000

        Net (decrease) increase in cash
         and cash equivalents                 (19,000)              -

CASH AND CASH EQUIVALENTS, at beginning
  of period                                    19,000               -

CASH AND CASH EQUIVALENTS, at end of period $      -      $         -


      Non-cash investing and financing activities:
        Preferred stock converted to 1,174,380 shares of common stock during 1996.
        Acquisition of accounts receivable and the business of Ellis Home
Health Services, Inc. for 256,250 shares of
            common stock.
        Acquisition of approximately $56,000 of property under capital leases during 1996.
        Satisfaction of a note payable totalling $47,957 (including $22,957 of accrued interest expense) by issuing
            17,300 shares of common stock.


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements



                    INTERNATIONAL NURSING SERVICES, INC.

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements as of December 31, 1995 have been derived from audited financial statements, the report on which included an explanatory paragraph describing uncertainties concerning the Company's ability to continue as a going concern. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the fiscal year ended December 31, 1995. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1996.



2.   EQUITY TRANSACTIONS

     In April 1996, warrants to purchase 6,250 shares of common stock were exercised providing net proceeds of approximately $13,000. In addition, the Company incurred approximately $131,000 of offering costs relating to an S-3 registration statement which was declared effective in April 1996. These offering costs were charged against Additional paid-in-capital.

     On July 17, 1996 the Registrant completed the acquisition of certain assets of STAT through the issuance of 200,000 shares of International Nursing Services, Inc. ("NURS") common stock valued at $1.88 per share, $1,550,000 cash and the issuance of a warrant to purchase 125,000 shares of the Company's common stock at $1.88 per share. NURS is obligated to file a registration statement covering the shares of common stock issued in connection with the acquisition, including the common stock covered by the warrant by November 14, 1996.

     The assets acquired consisted of approximately $10,000 of property and equipment. The remainder of the purchase price is allocated to the current value of the future cash flow of the operations of STAT. STAT is a home health care provider and NURS intends to continue the business of STAT and to use the assets accordingly. The funding for the cash portion of the acquisition price was provided by funds received from the private placement described below.

     Concurrent with the acquisition of STAT, the Company also closed a private placement of 189 units at $10,000 per unit, each unit consisting of a new class of convertible preferred stock which is convertible prior to December 31, 1997 to $10,000 worth of common stock of the Company at a conversion price of the lesser of $1.25 per share or 75% of the prior five day average closing price and a warrant to purchase 8,000 shares of the Company's common stock at $2.50 per share. The new class of convertible preferred stock carries a 10% dividend payable quarterly (which may increase to 18% in certain circumstances) and a liquidation preference of $10,000 per share. NURS is obligated to file a registration statement covering the common stock underlying the new class of convertible preferred stock and the warrant by November 14, 1996

     Investors in the private placement also received an option to purchase an equivalent number of units until December 31, 1997 on equivalent terms. The private placement raised net proceeds to the Company of approximately $1,800,000.

     In connection with the Company's acquisition of Ellis Home Health Services, Inc. ("Ellis") in April 1996, the Company issued 256,250 shares of its common stock to the former owner of Ellis. The Company guaranteed that the seller of Ellis would receive at least $4.00 per share on the sale of these shares, and if the shares were sold for less than the $4.00 per share, the Company agreed to either issue additional shares or pay the shortfall in cash. During the quarter ended June 30, 1996, the former owner of Ellis sold 63,000 shares at below the $4.00 guaranteed price and therefore the Company has recorded a liability to the former owner of Ellis of approximately $100,000. This was recorded as an adjustment to the previous recorded stock value issued for the acquisition.


3.   STOCK OPTIONS

     In July 1996, the Company granted options to purchase 250,000 shares of common stock to employees of the Company, 200,000 of which were issued to officers of the Company, under an employee stock option plan at an exercise price of $1.88, which was the fair market value at the date of the grant. In addition, the Company canceled an option to purchase 50,000 shares at $3.06 which was issued to an officer of the Company in March 1996 and replaced the canceled option with an option to purchase the same number of shares at $1.88, which was the fair market value at the time of the issuance.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

      This filing contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section
21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of the management for future operations, including plans and objectives relating to services offered by and future economic performance of the Company.


      The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will continue to be able to provide on a cost effective and competitive basis quality home health care and interim staffing services, that the regulatory environment governing the Company's industry will not change in ways that are materially adverse to the Company and its operations, that the Company will be able to continue to fund operations, that the Company will be able to raise additional equity capital if required to fund operations and acquisitions, that the Company will be able to achieve operating efficiencies resulting in cost reductions, that a sufficient supply of qualified health care personnel will be available to the Company for deployment in the health care industry on a competitive and cost effective basis and that there will be no material adverse change in the demand for the Company's services or in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and therefore, there can be no assurance that the results contemplated in the forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements.

      Important factors to be considered in connection with forward-looking statements include, without limitation, (a) the fact that the Company reported net losses in fiscal 1994 and fiscal 1995 and had an accumulated deficit and a working capital deficit in fiscal 1995 and at June 30, 1996; (b) the Company's lack of working capital may require the Company to raise additional equity or debt financing in order to fund operations and the cash portion of purchase prices payable in connection with acquisitions and the Company may be unable to raise such debt or equity financing; (c) the current uncertainty in the health care industry and government health care reform proposals considered from time to time may adversely affect the regulatory environment in which the Company operates and specifically affect the reimbursement rate payable under government programs such as Medicare and Medicaid, potentially resulting in decreased revenues from home care services; (d) the Company's dependence on customer relationships makes the Company vulnerable to consolidation in the health care industry, changes in customer personnel and other factors that may impact customer relationships; (e) the Company's ability to obtain needed licenses, permits and governmental approvals will directly affect  the  Company's  economic performance and  operation;  (f)  the
Company's ability to compete in the highly competitive interim staffing and home care services market will directly impact the Company's profitability and operations; (g) the Company depends on key-management personnel, especially John P. Yeros to manage and direct the business and operations of the Company; (h) hospital budgetary cycles, increased competition for qualified medical personnel, patient
admission   fluctuations  and  seasonality  will   also   impact   the
profitability of the Company and cash flow may fluctuate due to the adoption by hospitals and third party payors of new or revised
reimbursement  policies;  (j)  the  Company's  operations   would   be
adversely affected by the expansion of more favorable credit terms in order to keep existing customers; (k) Company's ability to manage growth, particularly through acquisitions, will directly impact the Company's profitability and operations; (l) uninsured risks associated with providing home care and interim staffing services will also impact the Company's profitability and operations; and (m) various other factors may cause actual results to vary materially from the results contemplated in any forward-looking statements included in
this  filing.   No assurances can be given that the foregoing  factors
will not result in a material adverse effect on the Company and its operations.

      Any of these important factors discussed above or elsewhere in this filing could cause the Company's revenues or net income, or growth in revenues or net income, to differ materially from prior results. In addition, growth in absolute amounts of selling, general and administrative expenses or the occurrence of extraordinary events could cause actual results to vary materially from the results contemplated by the forward-looking statements. Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditures or other budgets, which may, in turn, affect the Company's results of operation.

     In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.


Results of Operations

Comparison of three months ended June 30, 1996 and 1995

      The Company generated approximately $3,216,000 in revenues from operations for the quarter ended June 30, 1996, compared to approximately $3,258,000 in revenue for the second quarter of 1995. The decrease in sales for the quarter was due to an increase of competition in the Texas market from consolidating health care providers which resulted in employee turnover in administration and field staff and an approximate 40% drop in revenues from Texas. This decrease was offset by revenues from the acquisition of Ellis Home Care of approximately $577,000 which was included in net revenues beginning February 1, 1996.

      The Company's gross margin percentage increased from 16% for the quarter ended June 30, 1995 to 25% for the quarter ended June 30, 1996. The increase was due to approximately 32% gross margins achieved by its newly acquired Ellis Home Care division and a new rehabilitation consulting division which provided gross margins of well over 50%. The decreased revenue in Texas and the addition of high-margin business in Denver and New York provided the Company with approximately $282,000 of increased gross margin in the quarter ended June 30, 1996 versus the quarter ended June 30, 1995.

      Selling, general and administrative expenses decreased for the quarter ended June 30, 1996 by approximately $392,000 or 34% as compared to the quarter ended June 30, 1995. The decrease was primarily attributable to the effort by management to reduce corporate overhead during 1995 by installing a new computer system which was fully implemented in 1996, reducing employee headcount and terminating certain highly paid management personnel. In addition, the Company wrote off approximately $200,000 in acquisition-related costs in the quarter ended June 30, 1995 due to the termination of the pursuit of a potential acquisition.

      Net income (loss) improved from a $1,092,000 loss in the quarter ended June 30, 1995 to a net loss of $61,000 in the quarter ended June 30, 1996. The decreased loss was attributable to the factors discussed above.

 Comparison of six months ended June 30, 1996 and 1995

      The Company generated approximately $6,580,000 in revenues from operations for the six months ended June 30, 1996, compared to approximately $7,124,000 in revenue for 1995. The decrease in sales for the quarter was due to an increase of competition in the Texas market from consolidating health care providers which resulted in employee turnover in administration and field staff and caused an approximate 40% decrease in Texas revenues. Revenues in Colorado also decreased for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 due to similar increased competition issues. This decrease was offset by revenues from the acquisition of Ellis Home Care of approximately $577,000 which was included in net revenues beginning February 1, 1996.

      The Company has implemented a sales and marketing program in Texas which is intended to recapture some of the business lost to the competition and intends to replace the lost low-margin business in Colorado with higher margin sales from its new rehabilitation consulting division. There can be no assurance given that these programs and activities will be successful in increasing its revenue.

      The Company's gross margin percentage increased from 19% for the six months ended June 30, 1995 to 26% for the six months ended June
30, 1996. The increase was due to approximately 32% gross margins achieved by its newly acquired Ellis Home Care division and a new rehabilitation consulting division which provided gross margins of well over 50%. In addition, the Company reflected the benefit of approximately $40,000 in workers compensation adjustments from 1995 due to payroll being less than anticipated.

      Selling, general and administrative expenses decreased for the six months ended June 30, 1996 by approximately $509,000 or 26% as compared to the six months ended June 30, 1995. The decrease was primarily attributable to the effort by management to reduce corporate overhead during late 1995 by installing a new computer system which was fully implemented in 1996, reducing employee headcount and terminating certain highly paid management personnel. Selling, general and administrative expenses as a percentage of revenue decreased from 28% for the six months ended June 30, 1995 to 22% for the six months ended June 30, 1996. In addition, the Company reduced its bad debt reserve by approximately $120,000 in the six months ended June 30, 1996 from December 31, 1995. Management anticipates that this trend of selling, general and administrative expenses as a percentage of sales decreasing will continue throughout the remainder of 1996 as the Company sees economies of scale result from its acquisition activity and its integration strategy of centralizing the general and administrative functions of each branch in Colorado.

      Net income (loss) improved from a $1,402,000 loss in the six months ended June 30, 1995 to net income of $446,000 in the six months ended June 30, 1996. The improvement was attributable to the factors discussed above. In addition, all of its then outstanding preferred stock automatically converted to common stock in the first quarter of 1996 which resulted in the Company recapturing approximately $441,000 of accrued but undeclared dividends which were outstanding at December 31, 1995. This recapture of dividends payable accounted for 99% of the Company's income for the six months ended June 30, 1996.


Liquidity and Capital Resources

      The Company's current liabilities at June 30, 1996 aggregated approximately $3,116,000 and current assets at June 30, 1996 aggregated approximately $2,512,000. The Company successfully reduced its working capital deficiency from approximately $799,000 at December 31, 1995 to $604,000 at June 30, 1996 and reduced its checks written in excess of bank balances by $207,000. The Company benefited from its acquisition of Ellis in April 1996 which increased its receivables by approximately $407,000 while only increasing its advances under financing agreement by approximately $300,000. In addition, the Company was able to convert a note payable due the former owners of Paxxon to common stock which reduced its current liabilities by approximately $500,000.

     The Company is currently in default concerning its ability to pay a note payable with a principal balance of $120,000 and will continue to be in default unless and until the company is able to raise additional debt or equity funds. The note is personally guaranteed by a stockholder, officer and director of the company and the note is collateralized by certain intangibles. In addition, the note may be converted to common stock of the company at $3.00 per share. On July 26, 1996, the note holder filed a lawsuit against the Company demanding payment of the entire outstanding principal and accrued interest totaling approximately $156,000. The Company intends to make payment as funds are available and has adequately accrued for the amounts owing in the accompanying financial statements. See Item 1. Legal Proceedings

      In order to continue the company's stated goal of growth via acquisition, management believes that it will be necessary for the company to raise additional equity or debt capital.

      Until August 1996, the company utilized an accounts receivable factoring arrangement whereby approximately 85% of its billings were advanced to the Company on a weekly basis. The financing agency then collected the accounts receivable on behalf of the company and charged back to the company any receivables which exceed 90 days outstanding (120 days in New York). This arrangement has allowed the company to receive approximately 68% of its receivables in cash as they are billed. This arrangement has resulted in an effective interest cost to the Company of approximately 25%.

     In August 1996, the Company renegotiated its arrangement with its financing agency whereby the effective interest rate was reduced to approximately 12% (with the exception of STAT which will continue to have an additional 2% purchase discount until December 31, 1997) and the availability of advances outstanding under the arrangement was increased to $5,000,000. With its acquisition of STAT, the Company expects to use approximately $3,000,000 of the line of credit. The additional credit limit is available to be used for future acquisitions or internal sales growth.

      Management of the company believes that it generates sufficient cash from operations to continue the business as a going concern. However, the company's ability to pay the note payable which is in default and to pursue further acquisitions is dependent upon the raising of additional debt or equity capital. There can be no assurance given that the company will be successful in raising debt or equity capital on terms which are satisfactory to the Company.





                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

           See Item 3 - "Legal Proceedings" in the Company's Form 10-KSB as of December 31, 1995 and for the year then ended.

           On July 26, 1996, Staffbuilders, Inc. filed a civil action in the U.S. District Court for the Southern District of New York demanding payment of an outstanding note payable. The plaintiff alleges that the principal balance due under the note is $145,000 with accrued interest outstanding of $11,606.48. The Company has referred this litigation to its outside counsel for review. The Company has adequately accrued for the amounts in the accompanying financial statements.



Item 2.  Changes in Securities

       None.


Item 3.  Defaults Upon Senior Securities

      None.


Item 4.  Submission of Matters to a Vote of Security Holders

     None.


Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

       a.      Reports on Form 8-K

          Form 8-K filed August 6, 1996.

       b. Exhibits

          None.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 14, 1996


                                   INTERNATIONAL NURSING SERVICES, INC.
                                   (Registrant)








                                   John P. Yeros
                                   Chairman and Chief Executive Officer
                                   (Principal Executive Officer)







                                   Robin M. Bradbury
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)






















SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 14, 1996




                                   INTERNATIONAL NURSING SERVICES, INC.
                                   (Registrant)







                                   /s/ John P. Yeros
                                   John P. Yeros
                                   Chairman and Chief Executive Officer
                                   (Principal Executive Officer)






                                   /s/ Robin M. Bradbury
                                   Robin M. Bradbury
                                   Chief Financial Officer
                                   (Principal Financial and Accounting
Officer)