Form 10QSB
period 1996-09-30
INTERNATIONAL NURSING SERVICES INC
filed 1996-11-14
CIK 890784

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended                  September 30,1996

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 11, 1996.

          Common Stock, $0.001 par value           5,190,181
                   Class                      Number of Shares


                      INTERNATIONAL NURSING SERVICES, INC.

                      CONSOLIDATED BALANCE SHEETS

                                    September 30,            December 31,
                                       1996                      1995
Current Assets
  Cash                            $  128,000                 $  19,000
  Accounts receivable, net         3,872,000                 2,098,000
  Subscriptions receivable                -                    300,000
  Other current assets                28,000                    20,000

      Total current assets         4,028,000                 2,437,000

Property and equipment, net          342,000                   282,000

Other Assets
  Intangible assets, net           4,211,000                 1,553,000

      Total assets               $ 8,581,000                $4,272,000

Current liabilities
  Checks written in excess
   of book balance               $      -                   $  244,000
  Accounts payable                   640,000                   520,000
  Accrued expenses                   604,000                   613,000
  Current portion of debt            120,000                   651,000
  Current portion of capital
   lease obligation                   49,000                    30,000
  Advances under financing
   agreement                       2,656,000                 1,178,000

      Total current liabilities    4,113,000                 3,236,000

Long-term debt
  Long-term portion of capital
   lease                              63,000                    60,000
  Long-term portion of debt               -                    200,000

Stockholders' equity
  Preferred stock, 12% cumulative
   convertible, $1.00 par value,
   2,500,000 shares authorized,
   469,900 issued and outstanding          -                   470,000
  Preferred stock, 10% cumulative
   convertible, $10,000 par value,
   488 shares authorized, 244
   issued and outstanding          2,440,000                        -
  Common stock, $.001 par value;
   15,000,000 shares authorized,
   4,629,411 and 2,894,773 issued
   and outstanding at September 30,
   1996 and December 31, 1995,
   respectively                        5,000                    3,000
  Dividends payable with common
   stock                                  -                   441,000
  Additional paid-in capital       7,697,000                5,879,000
  Accumulated deficit             (5,737,000)              (6,017,000)

     Total stockholders' equity    4,405,000                  776,000

    Total liabilities and
     stockholders' equity        $ 8,581,000           $    4,272,000



               INTERNATIONAL NURSING SERVICES, INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS

                         For the Three Months      For the Nine Months
                          Ended September 30,      Ended September 30,
                           1996        1995         1996         1995

Net revenues           $3,819,000   $2,929,000    $10,399,000  $10,052,000

Direct costs of
 services               2,906,000    2,228,000      7,751,000    8,013,000
Gross Margin              913,000      701,000      2,648,000    2,039,000

Selling, general and
 administrative
 expenses                901,000       738,000      2,374,000    2,720,000

Net income (loss)
 from operations          12,000       (37,000)       274,000     (681,000)

Interest expense, net   (134,000)     (116,000)      (391,000)    (441,000)
Net income (loss)       (122,000)     (153,000)      (117,000)  (1,122,000)

Preferred stock
 dividends               (44,000)     (147,000)       397,000     (578,000)

Net income (loss)
 applicable to
 to common
 shareholders          $(166,000)    $(300,000)      $280,000  $(1,700,000)


Net income (loss)
 per common share      $   (0.02)    $   (0.22)      $   0.04  $     (1.25)

Weighted average
 shares outstanding    8,395,951     1,363,779      7,146,959    1,363,779

                  The accompanying notes to financial statements are an integral part of these consolidated statements



                     INTERNATIONAL NURSING SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      For the Nine Months Ended September 30,
                                              1996                1995
CASH FLOWS FROM (USED IN)
 OPERATING ACTIVITIES:
 Net loss                                 $(161,000)           $(1,122,000)
 Adjustments to reconcile net loss
  to net cash flows from (used in)
  operating activities-
    Depreciation and amortization           276,000                173,000
    Net changes in current assets
     and current liabilities               (841,000)             1,269,000

      Net cash flows from (used in)
       operating activities                (726,000)               320,000

CASH FLOWS USED IN INVESTING ACTIVITIES:
 Purchase of property and equipment         (90,000)               (24,000)
 Cash paid for acquisitions              (2,254,000)                (4,000)
 Increase in acquisition costs             (173,000)                    -
        Net cash flows used in
         investing activities            (2,344,000)               (28,000)

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
 Advances, net                            1,478,000                305,000
 Net proceeds from issuance of stock      2,349,000                     -
 Payments on debt and notes payable        (648,000)              (187,000)

     Net cash flows from (used in)
      financing activities                 (195,000)              (292,000)

Net (decrease) increase in cash
 and cash equivalents                       109,000                     -

CASH AND CASH EQUIVALENTS,
 at beginning of period                      19,000                     -

CASH AND CASH EQUIVALENTS,
 at end of period                         $ 128,000           $         -


      Non-cash investing and financing activities:
        Preferred stock converted to 1,174,380 shares of common stock during 1996.
        Acquisition of accounts receivable and the business of Ellis Home
Health Services, Inc. for 256,250 shares of
            common stock.
        Acquisition of approximately $56,000 of property under capital leases during 1996.
        Satisfaction of a note payable totaling $47,957 (including $22,957 of accrued interest expense) by issuing
            17,300 shares of common stock.
        Acquisition of the business of STAT Health Care Services, Inc. for
200,000 shares of common stock and cash.

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements




                    INTERNATIONAL NURSING SERVICES, INC.

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements as of December 31, 1995 have been derived from audited financial statements, the report on which included an explanatory paragraph describing uncertainties concerning the Company's ability to continue as a going concern. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the fiscal year ended December 31, 1995. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1996.



2.   EQUITY TRANSACTIONS

     On July 17, 1996 the Registrant completed the acquisition of certain assets of STAT Health Care Services, Inc. ("STAT") through the issuance of 200,000 shares of International Nursing Services, Inc. ("NURS" or the "Company") common stock valued at $1.88 per share, $1,550,000 cash and the issuance of a warrant to purchase 125,000 shares of the Company's common stock at $1.88 per share.

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

     Concurrent with the acquisition of STAT, the Company also closed a private placement of 189 units at $10,000 per unit, each unit consisting of one share of a new class of convertible preferred stock which is convertible prior to the third anniversary of the issuance date into the number of shares of the Company's common stock determined by dividing $10,000, plus the amount of any accrued but unpaid dividends by a conversion price equal to the lesser of $1.25 per share or 75% of the then prior five day average closing sales price and a warrant to purchase 8,000 shares of the Company's common stock at $2.50 per share. The new class of convertible preferred stock carries a 10% dividend payable quarterly (which may increase to 18% in certain circumstances) and a liquidation preference of $10,000 per share. In September 1996, an additional 55 units were sold in a private placement on identical terms.

     Investors in the private placement also received an option to purchase an equivalent number of units until December 31, 1997 on equivalent terms. The private placement raised net proceeds to the Company of approximately $2,322,000.

     In connection with the Company's acquisition of Ellis Home Health Services, Inc. ("Ellis") in April 1996, the Company issued 256,250 shares of its common stock to the former owner of Ellis. The Company guaranteed that the seller of Ellis would receive at least $4.00 per share on the sale of these shares, and if the shares were sold for less than the $4.00 per share, the Company agreed to either issue additional shares or pay the shortfall in cash. Through the quarter ended September 30, 1996, the former owner of Ellis has sold approximately 216,000 shares at below the $4.00 guaranteed price and therefore the Company has paid $60,000 in cash to the former owner of Ellis and recorded a liability of approximately $200,000. This was recorded as an adjustment to the previous recorded stock value issued for the acquisition.


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


4.   LITIGATION SETTLEMENTS

     The Company was named as a defendant in a wrongful termination lawsuit filed in District Court, in Denver, Colorado. The plaintiff, Dick Jensen, alleged damages of $47,000. The plaintiff claimed that the Company wrongfully terminated him in violation of his employment contract. The Company settled this claim in September 1996 by paying the former employee $17,000, and the lawsuit has been withdrawn.

     The Company was named as a defendant in a breach of contract lawsuit filed in District Court, in Denver, Colorado. The plaintiff, Lumiere Securities, Inc. ("LSI") formerly known as LIK Securities, alleged that the Company owed LSI approximately $50,000 as a merger and acquisition consulting fee.
     The Company settled this claim in October 1996 by issuing 20,133 shares of common stock valued at $2.63 pursuant to the terms of the settlement agreement which represented the prior four day average sales price prior to settlement.

     The Company was named as a defendant in a collection proceeding lawsuit filed in the U.S. District Court, Eastern District of Tennessee, Southern Division. The plaintiff, Brentwood Services Group ("Brentwood"), claims that the Company owed Brentwood approximately $130,000. The Company settled this claim in October 1996 by agreeing to pay Brentwood $50,000 by November 30, 1996 and an additional $25,000 by December 31, 1996.







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

      The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will continue to be able to provide on a cost-effective and competitive basis quality home health care and interim staffing services, that the regulatory environment governing the Company's industry will not change in ways that are materially adverse to the Company and its operations, that the Company will be able to continue to fund operations, that the Company will be able to raise additional equity capital if required to fund operations and acquisitions, that the Company will be able to achieve operating efficiencies resulting in cost reductions, that a sufficient supply of qualified health care personnel will be available to the Company for deployment in the health care industry on a competitive and cost-effective basis and that there will be no material adverse change in the demand for the Company's services or in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and therefore, there can be no assurance that the results contemplated in the forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements.

      Important factors to be considered in connection with forward-looking statements include, without limitation, (a) the fact that the Company reported net losses in fiscal 1994 and fiscal 1995 and had an accumulated deficit and a working capital deficit at December 31,
1995; (b) the Company's lack of working capital may require the Company to raise additional equity or debt financing in order to fund operations and the cash portion of purchase prices payable in connection with acquisitions and the Company may be unable to raise such debt or equity financing; (c) the current uncertainty in the health care industry and government health care reform proposals considered from time to time may adversely affect the regulatory environment in which the Company operates and specifically affect the reimbursement rate payable under government programs such as Medicare and Medicaid, potentially resulting in decreased revenues from home care services; (d) the Company's dependence on customer relationships makes the Company vulnerable to consolidation in the health care industry, changes in customer personnel and other factors that may impact customer relationships; (e) the Company's ability to obtain needed licenses, permits and governmental approvals will directly affect  the  Company's  economic performance and  operation;  (f)  the
Company's ability to compete in the highly competitive interim staffing and home care services market will directly impact the Company's profitability and operations; (g) the Company depends on key-management personnel, especially John P. Yeros, to manage and direct the business and operations of the Company; (h) hospital budgetary cycles, increased competition for qualified medical personnel, patient
admission   fluctuations  and  seasonality  will   also   impact   the
profitability of the Company and cash flow may fluctuate due to the adoption by hospitals and third party payors of new or revised
reimbursement  policies;  (j)  the  Company's  operations   would   be
adversely affected by the extension of more favorable credit terms in order to keep existing customers; (k) Company's ability to manage growth, particularly through acquisitions, will directly impact the Company's profitability and operations; (l) uninsured risks associated with providing home care and interim staffing services will also impact the Company's profitability and operations; and (m) various other factors may cause actual results to vary materially from the results contemplated in any forward-looking statements included in
this  filing.   No assurances can be given that the foregoing  factors
will not result in a material adverse effect on the Company and its operations.

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


Results of Operations

Comparison of three months ended September 30, 1996 and 1995

      The Company generated approximately $3,819,000 in revenues from operations for the quarter ended September 30, 1996, compared to approximately $2,929,000 in revenue for the third quarter of 1995, a 30% increase. The increase in sales for the quarter was due to the acquisition of STAT and Ellis which provided additional third quarter 1996 revenues of approximately $1,134,000 and $296,000, respectively, offset by an approximately $540,000 decrease in revenues due to an increase of competition in the Texas and Colorado markets resulting from consolidating health care providers which caused employee turnover in administration and field staff.

      The Company's gross margin percentage remained constant at 24% for the quarter ended September 30, 1995 and for the quarter ended September 30, 1996. The addition of higher-margin business in Colorado and New York partially offset by the decreased revenue in Texas and Colorado provided the Company with approximately $212,000 of increased gross margin in the quarter ended September 30, 1996 versus the quarter ended September 30, 1995.

      Selling, general and administrative expenses increased for the quarter ended September 30, 1996 by approximately $163,000 or 22% as compared to the $738,000 in the quarter ended September 30, 1995. The increase was primarily attributable to additional SG&A related to the STAT and Ellis acquisitions.

      Net loss applicable to common shareholders improved from a $300,000 loss in the quarter ended September 30, 1995 to a net loss of $166,000 in the quarter ended September 30, 1996. The decreased loss was attributable to the factors discussed above.

 Comparison of nine months ended September 30, 1996 and 1995

      The Company generated approximately $10,399,000 in revenues from operations for the nine months ended September 30, 1996, compared to approximately $10,052,000 in revenue for 1995, a 3% increase. The increase in sales for the period was due to the acquisition of STAT and Ellis which provided additional 1996 revenues of approximately $1,134,000 and $874,000, respectively, partially offset by a loss of revenues in Colorado and Texas of approximately $1,661,000 due to an increase of competition in the Colorado and Texas markets from consolidating health care providers which resulted in employee turnover in administration and field staff.

      The Company has implemented a sales and marketing program in Texas and Colorado which is intended to recapture some of the business lost to the competition and intends to offset the lost low-margin business in Colorado with higher margin sales from its new rehabilitation consulting division. There can be no assurance given that these initiatives will be successful in increasing its revenue.

      The Company's gross margin percentage increased from 20% for the nine months ended September 30, 1995 to 25% for the nine months ended September 30, 1996. The increase was due to approximately 32% gross margins achieved by its newly acquired Ellis Home Care division, a 26% gross margin from STAT and a new rehabilitation consulting division which provided gross margins of over 50%.

      Selling, general and administrative expenses decreased for the nine months ended September 30, 1996 by approximately $346,000 or 13% as compared to the nine months ended September 30, 1995. The decrease was primarily attributable to the effort by management to reduce corporate overhead during late 1995 by installing a new computer system which was fully implemented in 1996, reducing employee headcount and terminating certain highly paid management personnel. Selling, general and administrative expenses as a percentage of revenue decreased from 27% for the nine months ended September 30, 1995 to 23% for the nine months ended September 30, 1996. In addition, the Company reduced its bad debt reserve by approximately $129,000 in the nine months ended September 30, 1996 from December 31, 1995. Management anticipates that this trend of selling, general and administrative expenses as a percentage of sales decreasing will continue throughout the remainder of 1996 as the Company sees economies of scale result from its acquisition activity and its integration strategy of centralizing the general and administrative functions of each branch in Colorado.

     Net income (loss) applicable to common shareholders improved from a $1,700,000 loss in the nine months ended September 30, 1995 to net income of $280,000 in the nine months ended September 30, 1996. The improvement was attributable to the factors discussed above. In addition, all of the Company's then outstanding preferred stock automatically converted to common stock in the first quarter of 1996 which resulted in the Company recapturing approximately $441,000 of accrued but undeclared dividends which were outstanding at December 31, 1995.


Liquidity and Capital Resources

       The Company's current liabilities at September 30, 1996 aggregated approximately $4,113,000 and current assets at September 30, 1996 aggregated approximately $4,028,000. The Company successfully reduced its working capital deficiency from approximately $799,000 at December 31, 1995 to $85,000 at September 30, 1996 and
reduced its checks written in excess of bank balances by $244,000 to zero. The Company benefited from its acquisition of Ellis in April 1996 which increased its receivables by approximately $407,000 while only increasing its advances under financing agreement by approximately $300,000. In addition, the Company converted a note payable due the former owners of Paxxon to common stock which reduced its current liabilities by approximately $500,000.

      The Company is currently in default in payment of a note payable with a principal balance of $120,000 and will continue to be in default unless and until the Company is able to raise additional debt or equity funds. The note is personally guaranteed by a stockholder, officer and director of the Company and the note is collateralized by certain intangibles. In addition, the note may be converted to common stock of the Company at $3.00 per share. On July 26, 1996, the note holder filed a lawsuit against the Company demanding payment of the entire outstanding principal and accrued interest totaling approximately $156,000. The Company intends to make payment as funds are available and has adequately accrued for the amounts owing in the accompanying financial statements. See Part II, Item 1. Legal Proceedings

      In order to continue the Company's stated goal of growth via acquisition, management believes that it will be necessary for the Company to raise additional equity or debt capital.

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

     In August 1996, the Company renegotiated its arrangement with its financing agency whereby the effective interest rate was reduced to approximately 12% (with the exception of STAT which will continue to have an additional 2% purchase discount until December 31, 1996) and the availability of advances outstanding under the arrangement was increased to $5,000,000. With its acquisition of STAT, the Company expects to use approximately $3,000,000 of the line of credit. The additional credit limit is available to be used for future acquisitions or internal sales growth.

      Management of the Company believes that it generates sufficient cash from operations to continue the business as a going concern. However, the Company's ability to pay the note payable which is in default, discussed above, and to pursue further acquisitions is dependent upon the raising of additional debt or equity capital. There can be no assurance given that the Company will be successful in raising debt or equity capital on terms which are satisfactory to the Company.





                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

           See Item 3 - "Legal Proceedings" in the Company's Form 10-KSB as of December 31, 1995 and for the year then ended.

           On July 26, 1996, Staff Builders, Inc. filed a civil action against the Company in the U.S. District Court for the Southern District of New York demanding payment of an outstanding note
     payable.   The plaintiff alleges that the principal balance  due
     under the note is $145,000 plus accrued interest outstanding  of
     $11,606.48.   The  Company has referred this litigation  to  its
     outside  counsel for review.  The Company has adequately accrued
     for  the amounts in the accompanying financial statements.   The
     second paragraph under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" is hereby incorporated by this reference.


Item 6.  Exhibits and Reports on Form 8-K

       a.      Exhibits

          See Index to Exhibits

       b. Reports on Form 8-K

          During the quarter for which this report is filed, the Company filed the following reports on Form 8-K:

          Form 8-K dated July 17, 1996 (reporting items 2, 5 and 7) Form 8-K/A dated July 17, 1996 (reporting items 2 and 7)




                              INDEX TO EXHIBITS


          3.1  Certificate of Designation of 1996 Convertible Preferred
          Stock. *

          3.2  Articles of Amendment to Articles of Incorporation. *

          4.1  Form of Unit Warrant. *

          10.1 Form of Registration Rights/Purchase Agreement relating to Unit Offering. *

          27   Financial Data Schedule.


          * Incorporated by reference to the same exhibit number of the Company's Registration Statement on Form S-3 (Reg. No. 333-12241)


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 14, 1996


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


                          Dated:  November 14, 1996




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