Form 10-Q/A
period 1996-09-30
INTERNATIONAL NURSING SERVICES INC
filed 1997-02-11
CIK 890784

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                FORM 10-QSB/A



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended September 30,1996

Commission File Number: 0-24768

                     INTERNATIONAL NURSING SERVICES INC.
           (Exact name of registrant as specified in its charter)


          Colorado                                            84-1123311
(State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                          Identification No.)


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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 11, 1996.

          Common Stock, $0.001 par value                    5,190,181
                      Class                                 Number of Shares
                INTERNATIONAL NURSING SERVICES, INC.

                     CONSOLIDATED BALANCE SHEETS


                                              September 30,       December 31,
                                                  1996                1995
                                Assets

Current Assets
 Cash                                         $     128,000      $     19,000
 Accounts receivable, net                         3,886,000         2,098,000
 Subscriptions receivable                                 -           300,000
 Other current assets                                10,000            20,000
  Total current assets                            4,024,000         2,437,000

Property and equipment, net                         342,000           282,000

Other Assets
Intangible assets, net                            4,311,000         1,553,000

Total assets                                $     8,677,000    $    4,272,000

                Liabilities and Stockholders' Equity
Current liabilities
 Checks written in excess of book balance           $     -     $     244,000
 Accounts payable                                   640,000           520,000
 Accrued expenses                                   644,000           613,000
 Current portion of debt                            120,000           651,000
 Current portion of capital lease obligation         49,000            30,000
 Advances under financing agreement               2,656,000         1,178,000
  Total current liabilities                       4,109,000         3,236,000

Long-term debt
 Long-term portion of capital lease                  63,000            60,000
 Long-term portion of debt                                -           200,000

Stockholders' equity
 Preferred stock, 12% cumulative convertible,
  $1.00 par value, 2,500,000 shares authorized,
  469,900 issued and                                      -           470,000
  outstanding
 Preferred stock, 10% cumulative
  convertible, $10,000 par value, 488
  shares authorized, 244 issued and              2,440,000                  -
  outstanding
 Common stock, $.001 par value; 15,000,000
  shares authorized, 4,629,411 and
  2,894,773 issued and outstanding at
  September 30, 1996 and December 31, 1995,
  respectively                                       5,000              3,000
 Dividends payable with common stock                     -            441,000
 Additional paid-in capital                      7,797,000          5,879,000
 Accumulated deficit                            (5,737,000)        (6,017,000)
  Total stockholders' equity                     4,505,000            776,000

Total liabilities and stockholders'        $     8,677,000    $     4,272,000
equity



                INTERNATIONAL NURSING SERVICES, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS


                                For the Three Months  For the Nine Months
                                Ended September 30,   Ended September 30,

                             1996          1995        1996       1995
Net revenues             $ 3,819,000  $ 2,929,000  $ 10,399,000  $ 10,052,000

Direct costs of services   2,906,000    2,228,000     8,013,000     7,751,000

Gross Margin                 913,000      701,000     2,648,000     2,039,000

Selling, general and
administrative expenses      901,000      738,000     2,374,000     2,720,000

Net income (loss) from
 operations                   12,000      (37,000)      274,000      (681,000)

Interest expense, net       (134,000)    (116,000)     (391,000)     (441,000)

Net income (loss)           (122,000)    (153,000)     (117,000)   (1,122,000)

Preferred stock dividends    (44,000)    (147,000)      397,000      (578,000)

Net income (loss)
 applicable to common
 shareholders            $  (166,000)  $  300,000    $  280,000 $ (1,700,000)

Net income (loss) per
 common share            $     (0.02)  $    (0.22)   $     0.04     $  (1.25)

Weighted average shares    8,395,951    1,363,779     7,146,959    1,363,779
 outstanding


           The accompanying notes to financial statements are an integral part of these consolidated statements

                INTERNATIONAL NURSING SERVICES, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                          For the Nine Months Ended
                                                 September 30,
                                                1996           1995

CASH FLOWS FROM (USED IN) OPERATING
ACTIVITIES
 Net loss                                   $ (117,000    $ (1,122,000)            00)
 Adjustments to reconcile net loss to net
  cash flows from (used in) operating
  activities-
 Depreciation and amortization                 293,000         173,000
 Net changes in current assets and
 current liabilities                        (1,185,000)
     Net cash flows from (used in)
      operating activities                  (1,009,000)     1,269,0000)

CASH FLOWS USED IN INVESTING ACTIVITIES
 Purchase of property and equipment
                                              (125,000)        (24,000)
 Increase in acquisition costs and
  deferred offering costs                   (1,990,000)         (4,000)
     Net cash flows used in investing
      activities                            (2,115,000)        (28,000)

CASH FLOWS FROM (USED IN) FINANCING
ACTIVITIES
 Advances, net                                1,478,000       (105,000)
 Net proceeds from issuance of stock          2,347,000              -
 Payments on debt and notes payable            (592,000)      (187,000)
     Net cash flows from (used in)
financing activities                          3,233,000       (292,000)

Net (decrease) increase in cash and cash
 equivalents                                    109,000              -

CASH AND CASH EQUIVALENTS, at beginning
 of period                                       19,000              -

CASH AND CASH EQUIVALENTS, at end of
 period                                      $  128,000      $        -

Non-cash investing and financing activities
 Preferred stock converted to 1,174,380 shares of common stock during 1996.

 Acquisition of accounts receivable and the business of Ellis Home
  Health Services, Inc. for 256,250 shares of common stock.

 Satisfaction of notes payable totaling approximately $140,000
  (including approximately $23,000 of accrued interest expense) by issuing approximately 70,000 shares of common stock.

 Acquisition of the business of STAT Health Care Services, Inc. for
  200,000 shares of common stock and cash.

 The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.




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