Form 10KSB
period 1996-12-31
INTERNATIONAL NURSING SERVICES INC
filed 1997-04-01
CIK 890784

41

             U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the Fiscal Year Ended December 29, 1996
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] FOR THE TRANSITION PERIOD FROM _______________ TO ____________

                 Commission File Number 0-24768

              INTERNATIONAL NURSING SERVICES, INC.
         (Name of small business issuer in its charter)

     Colorado                             84-1123311
(State or Other Jurisdiction of          (IRS Employer
Incorporation or Organization           Identification No.)

              Suite 400, 360 South Garfield Street
                     Denver, Colorado 80209
            (Address of Principal Executive Offices)

          Issuer's Telephone  Number:  (303)  393-1515
 Securities Registered Under Section 12(b) of the Exchange Act:
                              None
 Securities Registered Under Section 12(g) of the Exchange Act:
                 Common Stock.  $.001 Par Value;
          12% Cumulative Convertible Preferred  Stock;
             1994 Warrants to purchase Common Stock;
             Units, each consisting of two shares of
          12% Cumulative Convertible Preferred  Stock,
                    one share of Common Stock
                     and three 1994 Warrants

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

State registrant's revenues for its most recent fiscal year:
$14,259,000

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 18, 1997 was approximately $7,252,548 (for purposes of the foregoing calculation only, each of the registrant's officers and directors is deemed to be an affiliate).

There were 7,382,548 shares of registrant's Common Stock outstanding as of March 18, 1997.

Documents incorporated by reference:  None.

          Transitional Small Business Disclosure Format (Check
          one): Yes [ ]  No [X]
              This document contains         pages
            The Exhibit Index is located at page    .



                          TABLE OF CONTENTS


PART I                                                             3

  ITEM 1. DESCRIPTION OF BUSINESS                                  3
  ITEM 2  DESCRIPTION OF PROPERTY                                 12
  ITEM 3. LEGAL PROCEEDINGS                                       12
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     14

PART II                                                           15

  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS                                    15
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
           OF OPERATION                                           15
  ITEM 7. FINANCIAL STATEMENTS                                    27
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE                 27

PART III                                                          28

  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
           CONTROL PERSONS; COMPLIANCE WITH SECTION
           16(A) OF THE EXCHANGE ACT                              28
  ITEM 10.EXECUTIVE COMPENSATION                                  29
  ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND AGREEMENT                                           35
  ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS          35
  ITEM 13.EXHBITS AND REPORTS ON FORM 8-K                         36

                               PART I

ITEM 1.   DESCRIPTION OF BUSINESS

           International Nursing Services, Inc. and its subsidiaries (collectively, the "Company") , doing business as Nurse Source, National Care Resources, STAT Health Care Services, Ellis Health Services, TherAmerica, Inc. and Paxxon Services, provides skilled nursing, therapists, rehabilitation and other medical personnel for supplemental staffing in home care and in a broad spectrum of health care and educational facilities. The Company's supplemental staffing services are provided through a pool of approximately 2,200 caregivers including licensed and registered nurses, rehabilitation, physical, respiratory, occupational and speech therapists, medical social workers, home care aides and other unlicensed personnel. The Company's supplemental and home care staff currently serves over 900 hospitals, clinics, nursing homes, physician groups, assisted living facilities, health maintenance organizations and other health care institutions, a variety of educational facilities and individual home care clients. The Company operates through offices located in Yonkers and the Bronx, New York, Houston and San Antonio, Texas, Emoryville and Ontario, California, and Denver, Colorado. The
Company currently provides supplemental staffing services and therapists in New York, Texas, Colorado and California. Travel nurses and therapists are provided in 13 other states. The Company intends to expand through a combination of providing home care services at existing supplemental staffing facilities, implementing a strategic marketing program directed to local and national health care providers and acquisitions of additional home care, supplemental staffing, and related businesses.

History of the Company

      The Company was incorporated in the State of Colorado under the name NUR-Staff West, Inc. on April 22, 1988. On May 24, 1988, the Company's name was changed to Med-Temps, Incorporated and on February 16, 1990, the Company adopted the name under which it currently conducts business. On August 12, 1988, the Company completed a self-underwritten public offering pursuant to which an aggregate of 150,100 units, each unit consisting of one share of common stock and one redeemable warrant, were offered and sold. The Company received gross proceeds of $150,100 from its initial public offering of such units. On September 19, 1994, the Company completed a public offering of 225,000 Units, each Unit consisting of two shares of preferred stock, one share of common stock and three 1994 Warrants. A portion of the proceeds of this public offering was used to finance the Company's acquisitions in September, 1994 of Paxxon Services, Inc. ("Paxxon Services") and Mint Energy Corporation, doing business as Nurse Connection ("Nurse Connection").

      In April 1996, the Company acquired certain assets of Ellis Health Services, Inc. ("Ellis"). The purchase price for the Ellis assets was $1,025,000. The purchase price was paid by issuing 256,250 shares of the Company's common stock and guaranteeing that the former owner of Ellis would receive at least $1,025,000 in proceeds from the sale of the shares. Ellis is an affiliated company of Paxxon Services, Inc., which the Company acquired in September, 1994. Ellis had revenues of approximately $1,800,000, gross profit of approximately $560,000 (31% gross profit margin), and net income before tax of $56,000 for the year ended December 31, 1995.

      In August 1996, the Company acquired certain assets of STAT Health Care Services, Inc. ("STAT") for a purchase price of approximately $2,145,000. STAT is a home care company which provides home health aides to its customers and operates in New York, New York. STAT had gross revenues of approximately $5,625,000 for the fiscal year ended December 31, 1995. The purchase price was paid $1,550,000 in cash, approximately $468,500 worth of common stock of the Company and warrants to purchase 125,000 shares of common stock at $1.88 per share.
     In January 1997, the Company acquired certain assets of Colorado Therapists On Call, Inc. ("CTOC") and Professional Healthcare Providers, Inc. ("PHP"), together doing business under the name TherAmerica ("TherAmerica). TherAmerica had gross revenues of approximately $8,378,000 and a net loss of $63,000 for the year ended December 29, 1996. The acquisition was effective January 1, 1997 and the Company paid $2,000,000 cash and assumed approximately $175,000 in liabilities for the TherAmerica assets which will be treated as a purchase for accounting purposes.

     In addition to the Ellis, STAT and TherAmerica acquisitions, the Company intends to pursue other possible acquisitions, however, the Company has no other agreements, understandings or commitments regarding any other acquisitions. All of the acquisitions currently being considered by the Company will be subject to entering into definitive documentation which will contain certain closing conditions, including the Company obtaining necessary financing. There can be no assurance that the necessary financing will be obtained or that all other conditions to closing will be satisfied. Consequently, there can be no assurance that the Company will consummate any or all of the contemplated acquisitions. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Overview."

Pending Disposition

      In January 1997, the Company entered into a letter-of-intent to dispose of its Medicare/Medicaid home care and staffing business in
Denver, Colorado for a sale price of $300,000. The sale is contingent on the completion of the due diligence process by the buyer and other closing conditions. Revenues from the Medicare/Medicaid home care and staffing business in Denver were approximately $1,598,000 in 1996. There can be no assurance given that the necessary closing conditions will be satisfied and the sale consummated.

Industry Overview

  The Company believes the size of the supplemental staffing industry to be $45 billion and this segment of the market is growing at a 15% per year rate. Medical sSupplemental staffing is provided to health care institutions in the form of either staffing done on a daily basis or through travel nurse assignments that are generally thirteen weeks or longer in length.

  Health care institutions use supplemental staffing for the following reasons:

 Local and regional health care worker shortages;
 Episodic needs for specialty health care during specific disease epidemics
 Increased patient acuity mix within the hospital markets;
 Increases in labor intensive medical care technology;
 The aging of the population; and
 Hospital trends to contain costs by cutting back staff positions to a minimal level and supplementing increased occupancy rates with agency staff.
  Hospital occupancy has shifted towards more outpatient/hospital early discharge/home health care programs. Numerous health care organizations have developed special or innovative arrangements for early discharges, including both pre- and post-admission services.

  The home health care market represents a $34 billion industry growing at 10% per annum. Health aides, nurses and therapists are provided to health care agencies on a per visit or daily basis. The home health care industry is expected to reach the $50 billion mark by the end of the decade. Independent projections indicate that 1995 revenue for home health care was approximately $2836 billion with a compounded annual growth rate between 1995 - 1999 of 15%.

  The rapid growth of home health care in the United States is due to:

 The general aging of the United States population;
 The realization of cost savings through treatment at home as an alternative to hospitalization;
 The fixed amount of Medicare reimbursement to hospitals based upon a patient's diagnosis, regardless of the cost of service or length of stay. Hospitals are incented to minimize the length of a patient's stay;
 Advances in medical technology which have enabled a growing number of treatments to be provided in the home rather than requiring hospitalization; and
 Patient preference to be cared for in the home rather than the hospital when the alternative is medically possible.

  Several programs have been proposed to reform the United States health care system. Some of these programs contain proposals to increase government involvement in health care, lower reimbursement rates and otherwise change the operating environment for the Company's customers. Health care facilities may react to these proposals and the uncertainty surrounding such proposals by curtailing the use of flexible staff. The Company cannot predict with any certainty what impact, if any, proposals for health care reforms might have on the Company's business. As part of health care reform, recent federal and certain state legislative proposals have included provisions extending health insurance benefits to temporary employees. Due to the wide variety of national and state proposals relating to health care presently under consideration, the impact of such proposals cannot be predicted. The health care industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of hospitals and other health care facilities. During the past several years, the health care industry has been subject to an increase in government regulation of, among other things, reimbursement rates and certain capital expenditures. In addition, major third party payers of hospital services (insurance companies, Medicare and Medicaid) have significantly revised payment procedures in an effort to contain health care costs. Recently, Congress has proposed modifications to the budgets for Medicare and Medicaid. These proposed budget modifications were vetoed by President Clinton. However, the Company believes that if similar budget modifications were enacted in the future, the budgets for Medicare and Medicaid would likely experience a decrease in the rate of growth in the amount of budgeted funds available for use under such programs. The recent proposals did not contemplate a decrease in the amount of budgeted funds available for use under such programs which would have had a significant negative impact on the Company's revenues derived from the home care services. The Company expects that future legislative proposals affecting Medicare and Medicaid may be introduced by Congress from time to time. The Company cannot predict in any meaningful way what such proposals might entail or what effect any such proposals may have on the Company's business. However, if any such proposals resulted in a reduction in the reimbursement rate available under Medicare and Medicaid programs, the Company's revenue derived from home care services could be adversely affected. These and other factors affecting the health care industry may have a significant impact on the Company's operating results.

Business Strategy

  The Company's strategy is to provide comprehensive services to clients located in hospitals, health care organizations, and homes. Staffing is provided in homes, school settings, hospitals, clinics and physician offices utilizing a supplemental diversified mix of traditional nursing and other allied health care professionals such as physical, occupational and respiratory therapists, home health aides, and other nursing professionals.

  The services provided by the Company bridge the gap between hospital and home. Often times the same professionals caring for patients in the hospital setting are involved in the care at home. Clients request that the Company provide the same trained professional for both home and hospital health care. This request has driven the Company to provide supplemental staffing, travel nurse and home health care in each of the geographical markets that the Company operates.

  Other key elements of the Company's strategy include:

 Broaden customer relationships through enhanced contracting, marketing and obtaining certain key accreditations such as the Joint Commission Accreditation for Health Care Organizations (JCAHO);
 Expand services utilized by clients;
 Growth through acquisition; and
 Development of an integration philosophy and plan that defines the achievement of certain operating efficiencies.

  The foregoing business strategies include forward-looking statements, the realization of which may be impacted by certain important factors discussed elsewhere herein. See "MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Overview".

Customers

  The Company's customers include, but are not limited to, patients, hospitals, physicians, discharge planners, social workers, third party payers including Medicare and Medicaid, educational facilities and other types of health care organizations. Approximately 6% of the Company's revenues in 1996 were derived from third party payers, including Medicare and Medicaid programs. These programs require that the Company meet and maintain standards of eligibility for participation and reimbursement. A certain portion of the Company's future operating results are dependent on it's ability to keep current on changes and modifications within the programs and to incorporate these changes into its operations to continue to meet eligibility standards.

  Billing, payment arrangements and staffing agreements with the Company's customers are stipulated by contracts with the customer. The contracts are not exclusive and do not obligate the customer to utilize a certain amount of service for any specific period of time. Customers often use several supplemental staffing agencies to meet their needs and the Company competes with these agencies on the basis of pricing, availability of caregivers, and quality of service. Services

      The Company offers a broad range of professional and support services to meet medical and personal needs in the home or in health care or educational facilities. The following provides a brief description of the services customarily provided by skilled nursing personnel and other caregivers placed with customers.

 Registered  Nurses provide a broad range of nursing care  services, including skilled observation and assessment, instruction of patients
  regarding   medical  and  technical  procedures,  direct   hands-on
  treatment, and communication and coordination with the attending physician or other service agencies.

 Licensed Practical Nurses perform, under the supervision of a registered nurse, technical nursing procedures, which include injections, dressing changes, assistance with ambulation and catheter care.

 Physical and Rehabilitation Therapists provide services related to the reduction of pain and improved rehabilitation of joints and muscles, including strengthening and range-of-motion exercises, heat lamp therapy and massage.

 Occupational Therapists assist patients in restoring their ability to perform routine activities of daily living by offering instruction in self care, discussing techniques for coping with physical disability and suggesting the use of assistant devices or home adaption to make living at home easier.

 Speech Therapists retrain patients who have swallowing difficulties or speech, language or hearing problems to improve their physical capabilities or communication abilities.

 Social Workers help patients and their families deal with the emotional, social, financial and personal problems that may occur as a result of illness or disability including the identification and coordination of services with other community resources.

 Home   Health  and  certified  Nurse  Aides,  working   under   the
  supervision of a registered nurse, provide health-related services and personal care such as assistance with ambulation, limited range-of-motion exercises and monitoring of vital signs.

 Homemakers/Companions provide personal care and assistance with daily living activities, including bathing, dressing, grooming, meal preparation, light housekeeping and occasional shopping for essential items.

Recruiting

      The Company is active in recruiting skilled nursing personnel and other caregivers in order to assure availability of personnel as customer demand warrants. Location of assignment, compensation and benefits are generally the principal factors considered by medical personnel when determining whether to contract with a particular flexible staffing business. To date, the Company's operations have not been adversely affected by the shortage of nurses in certain geographical regions or specialties.
      The Company's ability to deliver quality nursing services is dependent upon the Company's ability to recruit qualified skilled nursing personnel. The Company's recruiting efforts include advertising, attendance at national and regional conventions, personal and professional referrals and participation by the Company's officers in nursing and other trade associations. The Company has recruited and continues to recruit medical personnel and has entered into agreements with other staffing agencies whereby the Company can use the other agency's personnel under contract. The
Company  has  compiled a listing of over 2,200 qualified  nurses  and medical  personnel  who  are  classified by  skills,  experience  and availability for assignment. These nurses and other medical personnel generally do not work exclusively for the Company. The Company has in the past been generally successful in meeting its staffing requirements from its existing pool of caregivers and, in cases where a particular specialty or expertise was unavailable, the Company has been successful in hiring personnel on a subcontract basis from other flexible staffing companies.

Marketing and Sales

      The Company has developed distinct marketing strategies for its services. The Company's clientele currently consists of hospitals and other health care and educational facilities located in New York, Texas, California and Colorado and its travel nursing and therapist clientele consists of hospitals and other health care facilities in 13 states. The Company has secured non-exclusive agreements to supply supplemental staff to these health care facilities for a period of between one and two years. The Company derives a significant portion of its business through its marketing efforts and expects to expand its marketing efforts to local and regional hospital chains as the expected consolidation in the health care industry is anticipated to result in an increasing number of regional and national hospital chains.

       The   Company  markets  its  supplemental  staffing   services
principally through direct contact with hospitals, direct mail, attendance at national and regional conventions and seminars and telephone solicitations. In order to increase its penetration in the supplemental staffing market, the Company has also initiated a program to include rehabilitation, physical and respiratory therapists for placement in hospitals and other health care and educational facilities. Management anticipates the Company will continue to develop its marketing programs.

      Management also believes that the Company's ability to expand its business will depend in part on the implementation of an acquisition strategy which has been initiated by the acquisitions of Paxxon Services, Ellis, STAT, TherAmerica and Nurse Connection. Management believes that the daily staffing business is particularly suited to a "growth by acquisition" strategy because hospitals and other health care and educational institutions customarily draw supplemental staff from local providers. Acquiring ongoing businesses in new locations gives the Company the advantage of building on existing referral relationships and customers. Accordingly, the Company expects to continue to seek out acquisitions in the daily staffing market in order to increase its market penetration.

      The Company's marketing and sales strategy consists of working to increase its shift count and improve its gross margins with existing clients, bidding competitively on new contracts and continuing to expand its opportunities to place its personnel at non-traditional facilities. The Company has expanded its geographic presence with the recent acquisitions of STAT and TherAmerica and intends to aggressively market its skilled nursing, nurse aides, home health aides and therapists to offices which currently don't staff these services. In addition, the geographic expansion allows for more skilled nursing and therapist travel placements. The Company intends to utilize the existing infrastructure in each of its branch offices to expand its service offerings in each branch office.

      The Company's home care services are paid for by a variety of sources. Payment for services generally comes from Medicare, Medicaid, local government health care programs, commercial insurance carriers and private individuals. In instances where patients have more than one source of reimbursement, the portion the Company charges that is not covered by a primary source may be covered by a secondary source of reimbursement. The Company also obtains an assignment of benefits from the patient that enables the Company to file claims for its services with third-party payers. As a result, such third-party payers pay the Company directly for the reimbursable amount of its charges. The Company's experience has been that certain policies offered by insurance carriers and governmental agencies contain reimbursement limitations.

      Medicare reimburses health care providers, on a cost-base system, up to certain limits. To the extent Medicare limits exceed the provider's direct cost for a particular service, the provider can seek reimbursement for certain indirect costs, up to an aggregate amount equal to the Medicare limits for that service. In order to receive Medicare reimbursement, the Company must provide services in states which have certification requirements and must be in compliance with those requirements. The Company is currently certified in the State of Colorado and licensed in the State of New York as a home health care agency. In certain states which require a certificate of need (a "CON"), the Company may be required to be certified in order to provide home care services. Although certification is a requirement to receive a CON, the Company is not prohibited from subcontracting its personnel to CON providers. Because CON's are limited in a number of states and may only be obtained by acquiring a CON provider, the Company may continue to subcontract to CON providers in those states. In those states where CON's become available and Medicare and Medicaid are expected to constitute a material portion of the Company's revenues, the Company may seek to obtain certification. Each state may have its own certification standards with which the Company will be required to comply in order to receive a CON.

Competition

      The Company's supplemental staffing businesses compete with other medical recruitment and supplemental staffing organizations which offer the same or similar services provided by the Company. Many of these competitors have greater financial and other resources than are available to the Company. Competition for hospital and other health care clients is generally based on the ability to provide qualified nurses and medical personnel on a timely basis in a cost-competitive manner. The Company also experiences competition in recruiting for professional nursing staff.
     The Company believes the key competitive factors in its industry include service, price and its ability to deliver staff to the geographic area where needed. The range of specialized services offered, together with the price charged for the services, are also competitive factors in attracting clients. There is limited, if any, competition in price with respect to Medicare and Medicaid patients because the revenue for services to such patients is strictly controlled and based on fixed rates and uniform cost reimbursement principles.

Regulation

      Several programs have been proposed to reform the United States health care system. These programs include proposals to increase governmental involvement in health care, lower reimbursement rates and otherwise change the operating environment for the Company's customers. The objective of these programs is to expand health care coverage to every American while curtailing medical costs. There can be no assurance the Company will be able to capitalize on the effect of such legislation or that such legislation will not have a negative impact on the Company's operations.

      The federal government and the states in which the company currently operates regulate various aspects of the Company's supplemental staffing business. Home care agency certification by the Health Care Financing Administration ("HCFA") is required to enable the Company to receive reimbursement for nursing services and supplies from Medicare. HCFA requires, as a condition to participation as a home care agency in the Medicare program, the satisfaction of certain standards with respect to personnel, services and supervision, appropriation of annual budgets, cost reports and capital expenditure' plans, and the establishment of a professional advisory group. The Company's Denver office presently provides services covered by Medicare. The Company has received, accreditation from the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") to evidence the Company's commitment to high service standards in its Bronx and Yonkers offices and intends to seek such accreditation in its other offices to the extent deemed beneficial. Management believes such certification provides a marketing advantage to the Company's home care and rehabilitation services, although there is no assurance such certification will be received by all of its offices. In the future, it is possible that home care providers may be required to obtain JCAHO or other certifications, the receipt of which by the Company in all of its offices is not assured.

      In many of the states with regulations governing health care providers, the Company need only be licensed by the state. In almost half the states, home care providers must receive a CON from the state. CON laws can limit or prohibit a company's ability to provide certain services and to establish or expand its operations within a state. CON laws and other regulations may limit to designated geographic locations the services to be provided by the Company or healthcare providers which utilize the Company's supplemental staff. CON requirements and restrictions vary substantially from state to state. The Company's inability to obtain or renew any license, CON or certification could adversely affect the Company's operations. If the Company is not able to obtain a CON in any particular jurisdiction, the Company may still provide services which are reimbursed by payers other than Medicare by subcontracting to a CON provider.

      Several states have enacted legislation requiring providers of supplemental staffing services to publicly post their billing rates. At least one state has adopted legislation that provides for regulatory review of such billing rates. The adoption of similar legislation by other states could have an adverse impact on the supplemental staffing industry.

      The Company is subject to various city, county and state payroll, occupational and professional licensing laws that apply to medical professionals. Many states have statutes requiring training, monitoring and regulating of medical professionals.

Employees

     Exclusive of medical personnel, the Company has 73 full-time and 4 part-time administrative employees.

      The number of caregivers on assignment varies from day to day. These medical personnel do not necessarily work full-time shifts and may not work exclusively for the Company. The Company's employees are not represented by a union and the Company considers its relations with its employees to be good.

      The Company currently has in place a screening process for all prospective medical personnel. The Company has entered into agreements with other staffing agencies whereby the Company may place medical personnel currently under contract with other staffing agents.




ITEM 2.    DESCRIPTION OF PROPERTY

      The Company's executive offices are located at Suite 400, 360 South Garfield Street, Denver, Colorado. A summary of the Company's facilities is provided below:

                                  Square      Expiration        1996
                                  Footage        Date           Rent

Houston, Texas                     2,626         8/14/97      $ 22,000
San Antonio, Texas                 1,270         4/30/98        13,000
Yonkers, New York                  2,006         6/30/97        18,000
Denver, Colorado                   6,613         9/30/00        91,000
Englewood, Colorado (1)            2,269        10/31/97        36,000
Phoenix, Arizona (1)                 704         4/30/97         6,000
Ontario, California (1)            1,513        12/31/98        25,000

                                 $17,001                     $ 211,000

(1)  Includes TherAmerica

      The Company believes these facilities, which are used for administrative offices, will be suitable for the Company's needs for the foreseeable future. The Company believes that all of its properties are adequately insured.

ITEM 3.    LEGAL PROCEEDINGS

      On July 26, 1996, Staff Builders, Inc. filed a civil action against the Company in the US District Court for the Southern
District of New York demanding payment of an outstanding note payable. The plaintiff alleged that the Company owed approximately $145,000 in principal and $12,000 in accrued interest. The Company entered into a settlement agreement in January 1997 whereby the Company will pay $166,122 in installments between February 15, 1997 and July 15, 1997 in exchange for a release of all claims.


      In January 1997, the Company was named as a party in a lawsuit filed by a former patient in San Antonio, Texas. The complaint alleges that a respiratory therapist employed by the Company was negligent in his duties resulting in bodily injuries and mental anguish suffered by the patient. In a separate but related matter, the client/hospital at which the alleged incident occurred has paid $100,000 to the plaintiff in exchange for being released as a party to the lawsuit and has demanded that the Company indemnify the hospital as the hospital alleges is stipulated in the contract between the Company and the hospital. The Company believes that its employee was not negligent in his duties and that the Company has no liability in this matter. The Company intends to vigorously defend itself in this matter. In addition, the Company does not believe it has an obligation to indemnify its client hospital under its contract as the Company was not a party to the settlement.

      The Company's professional liability policy covers the defense of the allegations of negligence, but does not cover settlements, awards or damages. The Company has accrued $100,000 in 1996 as a potential settlement and litigation expense.


  The Company purchased Ellis Health Services, Inc. by issuing 256,250 shares of the Company's common stock and guaranteeing that the former owner of Ellis would realize at least $4.25 per share upon the sale of the first 12,000 shares each month and $4.00 per share thereafter. The Company agreed to issue additional shares or stock to make up any shortfall and the Chairman and CEO of the Company pledged 100,000 of his personal shares as collateral. At December 29, 1996, the former owner of Ellis had a shortfall of approximately $500,000 from the sales of stock to that date. In January 1997, the former owner of Ellis exercised his right to take the security pledged by the Chairman and CEO of the Company. The Board of Directors approved the issuance to the Chairman and CEO 100,000 shares of common stock and options to purchase 250,000 shares of common stock at $1.00 per share to compensate the Chairman and CEO for the loss of his personal shares. The $1.00 per share represented the fair market value of the shares at the date of the grant. In March 1997, the former owner of Ellis has presented a demand letter to the Company requesting immediate payment of the remaining amount due of approximately $400,000 or if the Company is unable to pay, the former owner of Ellis is threatening to sue the Company. The letter also stated that if the Company is unable to pay such amount by April 7, 1997, legal action will be pursued with the former owner seeking recovery of the shortfall, interest, attorney fees, and other related expenses incurred. The Company has begun negotiations with the former owner in an attempt to resolve this matter.

  In February 1997, the Company received a subpoena in connection with a grand jury investigation on organized crime influence of the securities markets. The Company is in the process of fully complying with the subpoena. The Company has been informed that it is not a target of the investigation.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The annual meeting of shareholders was held on November 4, 1996 in Denver, Colorado (adjourned as to certain matters until November 21, 1996) for the purpose of electing a board of directors, authorize an increase in the authorized shares of the Corporation's common stock from 15,000,000 to 25,000,000, ratify and approve the Company's 1996 Stock Incentive Plan (the "1996 Plan"), approve an increase in shares reserved for issuance under the 1996 Plan from 500,000 to 2,000,000 and approving the appointment of independent auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

       Voting results for the nomination of each director, authorization of the increase in the authorized shares, ratification and approval of the 1996 Plan and the increase in shares available thereunder and approving the independent auditors were as follows:

                      Shares     Shares     Shares     Shares     Shares
                       Voted      Voted      Voted      Voted       Not
                        For     Against    Withhold   Abstain     Voted

Election of directors
 John Yeros         3,569,625      -         64,860       -          -
 Colleen Dougherty- 3,572,499      -         61,626       -          -
  Gray
 Tom Oberle         3,572,499      -         61,626       -          -
 Charlie Powell     3,572,499      -         61,626       -          -

Approval of increase
 in authorized
 shares             3,383,285    196,753       -         54,087      -

Approval of 1996
 Plan and amendment
 to 1996 Plan         821,938    249,098       -         92,242     2,481,047

Approval of independent
 auditors           3,552,781     30,088-      -         51,256       -

      Shareholders of record for purposes of this annual meeting were determined as of September 18, 1996 and total shares able to be voted were 4,631,567. Therefore, all proposals were approved by the shareholders except approval of the 1996 plan and amendment to the 1996 plan.

                               PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

      The Company's common stock is traded on the NASDAQ SmallCap Market under the symbol "NURS." The following table shows high and low bid price information as quoted by NASDAQ. Such quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

                         Common Stock Bid Price
                         High      Low
1995 Fiscal Year
    First Quarter    $   3.75 $   2.00
    Second Quarter       2.88     1.06
    Third Quarter        2.19     1.13
    Fourth Quarter       5.97      .44

1996 Fiscal Year
    First Quarter       $7.94  $  3.00
    Second Quarter       3.69     1.88
    Third Quarter        3.15     1.69
    Fourth Quarter       2.63     1.00

      There were approximately 313 holders of record of the Company's common stock as of March 3, 1997. This number includes shareholders of record who may hold stock for the benefit of others.

      The Company does not expect to pay any dividends on its common stock in the foreseeable future. Management currently intends to retain all available funds for the development of its business and for use as working capital. The payment of dividends on the common stock is subject to the Company's prior payment of all accrued and unpaid dividends on any preferred stock outstanding.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

      The Company's revenues are derived primarily from providing supplemental staff for hospitals and other health care and educational institutions and individual patients restricted to the home. The Company believes the medical staffing market will continue to grow. The Company believes it is positioned to expand in the rapidly growing health care industry.

      The Company's business strategy is to provide a range of flexible staffing services to a diversified mix of health care organizations in markets served by the Company. The Company expects to implement this strategy through internal growth achieved through strategic marketing programs and expansion of services offered at existing locations, as well as acquisitions of businesses, which will complement existing services.

      Historically, the Company chose to segregate its revenues between home care revenues and supplemental staffing revenues. The distinction between the two being that home care revenues generally related to revenues derived from patients cared for in the home for which the Company was the primary caregiver and party responsible for billing the third party payer. During 1996, with the acquisition of STAT and the decision to sell the home care business in Denver, Colorado, a larger percentage of the Company's home care revenues relate to staffing of individuals in homes for other home care agencies. In these instances, the caregiver is effectively supplemental staff for the home care agency. The home care agency is the primary caregiver and is responsible for billing the third party payer. The Company bills the home care agency. The characteristics of this type of home care are similar to the Company's supplemental staffing business and therefore, revenues are not broken out between home care and supplemental staffing in the current presentation.

1996 Private Placements

     In  July  and  September 1996, the Company completed  a  private
placement  of  244  units,  each  unit  consisting  of  a  share   of
convertible preferred stock, $10,000 par value ("1996 Preferred Stock"), a warrant to purchase 8,000 shares of the Company's common stock at $2.50 per share and a unit purchase option to purchase an additional unit at $10,000 per unit. The convertible preferred stock carries a 10% dividend and is convertible at the lesser of $1.25 or
75% of the average sales price for the five trading days prior to conversion. The private placement raised gross proceeds to the Company of approximately $2,440,000.

     Approximately $1,550,000 of the proceeds raised was used to fund the cash purchase portion of STAT. A shareholder who participated in the placement of the private placement was paid a commission of $117,000 in 1996 and issued a warrant to purchase 100,000 shares of common stock at $2.00 per share. The warrant price was subsequently reduced to $1.00 per share in January 1997.

     During 1996, 88.5 units (with accrued dividends) were converted to 923,111 shares of common stock. In addition, a Unit holder who held 17 units was allowed to reduce their purchase price on their warrants to $1.00 per share from $2.50 per share, resulting in gross proceeds to the Company of $136,000 in November 1996. Subsequent to year end, an additional 100 units have been converted through March 3, 1997 resulting in the issuance of an additional 1,388,723 shares of common stock in 1997. Also in 1997, a Unit Holder who held 20 Units exercised their Unit purchase option resulting in gross proceeds to the Company of $200,000. The Unit holder immediately converted the preferred to common resulting in the issuance of 257,028 shares of common stock in January 1997.

1997 Private Placement

     In January and February 1997, the Company completed a private placement of 167.15 Units, each unit consisting of one share of convertible preferred stock, $10,000 par value, "1997 Preferred Stock", and a warrant to purchase 10,000 shares of common stock at $1.00 per share. The convertible preferred stock carries no dividend if the underlying common stock is included in an effective registration statement within 90 days of the date of the agreement. After 90 days, if the underlying shares are not included in an effective registration statement, the dividend rate becomes 18%. In addition, the preferred stock contains a redemption feature whereby if the underlying common stock which the preferred shares are convertible into is not effectively registered by the second anniversary date of each respective unit placed, the holder at their option may redeem the preferred shares for $10,000 each plus all accrued unpaid dividends. The Company raised gross proceeds of $1,671,500 from this private placement. Commissions of $99,540 were paid to individuals who assisted in the private placement who are also shareholders of the Company. Substantially all of the proceeds were used to purchase TherAmerica (See Note 2 to the audited financial statements).

Acquisitions

     In September 1994, with a portion of the proceeds from the above-described public offering, the Company acquired substantially all of the assets, excepting accounts receivable, of two businesses which provide supplemental staffing. Paxxon Services, located in Yonkers, New York, provides daily staffing and rehabilitation services to the acute and long-term pediatric and geriatric patient population in
health  care  and  educational  facilities  in  a  five-county   area
including a portion of New York City. Nurse Connection, located in Houston, Texas, provides daily staffing services of licensed medical personnel in Houston and San Antonio, Texas and travel nurses in Texas and several other states.

      In connection with its acquisition of the assets of Paxxon Services, Inc. in 1994, the Company executed and delivered to the seller a promissory note in the principal amount of $937,500 (the "Paxxon Note"). The outstanding principal balance of the Paxxon Note, net of certain credits was $434,202 as of March 1, 1996. Accrued and unpaid interest on the Paxxon Note totaled $9,149 as of March 1, 1996. The Paxxon Note was payable in quarterly installments of $78,125 each with the last installment being due in 1998. In an effort to improve the balance sheet and cash flow of the Company, the Company paid $312,500 of the principal balance of the Paxxon Note and issued to the holder of the Paxxon Note 28,203 shares of the Company's Common Stock in full satisfaction of the remaining balance of the Paxxon Note.

      Additionally, the Company entered into an agreement in 1994 to acquire substantially all of the assets of Ellis, which is located in Yonkers, New York and had common ownership with Paxxon Services. Ellis provides home care services in the same five county area as Paxxon Services. Completion of the Ellis acquisition was subject to regulatory requirements, including the Company obtaining a license from, and the approval of, the Department of Health of the State of New York. The Company received approval from the Department of Health of the State of New York in January 1996 and received issuance of the license. The Company and Ellis terminated the original agreement and entered into a new agreement pursuant to which the purchase price of the assets was paid through the issuance of 256,250 shares of the Company's Common Stock.

     In connection with the purchase of Ellis Health Services and the issuance of 28,203 shares of common stock to pay off the remaining amount due under the Paxxon note payable, the Company guaranteed that the former owner of Ellis would realize at least $4.25 per share upon the sale of the first 12,000 shares each month and $4.00 per share thereafter. The Company agreed to issue additional shares or stock to make up any shortfall and the Chairman and CEO of the Company pledged 100,000 of his personal shares as collateral. At December 29, 1996, the former owner of Ellis had a shortfall of approximately $500,000 from the sales of stock to that date. In January 1997, the former owner of Ellis exercised his right to take the security pledged by the Chairman and CEO of the Company. The Board of Directors of the Company issued the Chairman and CEO 100,000 shares of common stock and options to purchase 250,000 shares of common stock at $1.00 per share to compensate the Chairman and CEO for the loss of his personal shares. The $1.00 per share represented the fair market value of the shares at the date of the grant. In March 1997, the former owner of Ellis has presented a demand letter to the Company requesting immediate payment of the remaining amount due of approximately $400,000 or if the Company is unable to pay, the former owner of Ellis is threatening to sue the Company.

      In July, 1996, the Company and its wholly-owned subsidiary JJ Care Resources, Inc. ("JJ Care") completed the acquisition of certain assets of STAT Health Care Services, Inc. for a purchase price of $2,145,000, payable with $1,550,000 in cash and approximately $468,000 worth of common stock and warrants.

      STAT provides nurse and home health care staffing services in the metropolitan New York area. Based on audited financial information, STAT had revenues of $5.7 million and pre-tax net income of $514,000 for its fiscal year ending December 31, 1995.

     In addition to the Ellis, STAT and TherAmerica acquisitions, the Company also intends to pursue other possible acquisitions. All of the acquisitions currently being considered by the Company, are subject to entering into definitive agreements which will contain certain conditions, which may include the Company obtaining necessary financing. There can be no assurance that financing will be obtained or that all other conditions will be satisfied. Consequently, there can be no assurance the Company will consummate any or all of the acquisitions it is pursuing. See "DESCRIPTION OF BUSINESS - Pending Acquisitions."

Forward-Looking Statements and Associated Risks

      Management believes that Tthis filing contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of the management for future operations, including plans and objectives relating to services offered by and future economic performance of the Company. The forward-looking statements and associated risks set forth in this filing relate to the Company's business strategies to increase revenues from providing services to existing and future customers, implementing a strategic marketing program directed to local and national health care providers, the broadening of customer relationships through enhanced contracting, expanding services utilized by existing and future customers and clients; development of an integrated philosophy and plan defining the achievement of greater operating efficiencies, cutting operating costs, recruiting additional health care professionals, obtaining improved accounts receivable financing, funding current and future operations, the ability to raise additional debt or equity capital, the ability of the Company to avoid certain "extraordinary" or "non-recurring" charges and the Company's expressed desire and plan to grow through acquisitions.

      The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will continue to be able to provide on a cost effective and competitive basis quality home health care and supplementalinterim staffing services, that the regulatory environment governing the Company's industry will not change in ways that are materially adverse to the Company and its operations, that the Company will be able to continue to fund operations, that improved receivables financing will be obtainable by the Company on terms acceptable to the Company, that the Company will be able to raise additional equity capital if required to fund operations and acquisitions, that the Company will be able to achieve operating efficiencies resulting in cost reductions, that a sufficient supply of qualified health care personnel will be available to the Company for deployment in the health care industry on a competitive and cost effective basis and that there will be no material adverse change in the demand for the Company's services or in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and therefore, there can be no assurance that the results contemplated in the forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements.

      Important factors to be considered in connection with forward-looking statements include, without limitation, (a) the fact that the Company reported net losses in fiscal 1995 and fiscal 1996 and had an accumulated deficit and a working capital deficit in fiscal 1996; (b) the Company's lack of working capital may require the Company to raise additional equity or debt financing in order to fund operations and the cash portion of purchase prices payable in connection with acquisitions and the Company may be unable to raise such debt or equity financing; (c) the Company may not be able to obtain an improved credit facility for its current receivables financing arrangement or may not be able to obtain such credit facility on terms acceptable to the company; (d) the current uncertainty in the health care industry and government health care reform proposals considered from time to time may adversely affect the regulatory environment in which the Company operates and specifically affect the reimbursement rate payable under government programs such as Medicare and Medicaid, potentially resulting in decreased revenues from home care services; (e) the Company's dependence on customer relationships makes the Company vulnerable to consolidation in the health care industry, changes in customer personnel and other factors that may impact customer relationships; (f) the Company's ability to obtain needed licenses, permits and governmental approvals will directly affect the Company's economic performance and operation; (g) the Company's ability to compete in the highly competitive supplemental staffing services market will directly impact the Company's profitability and operations; the Company depends on key-management personnel, especially John P. Yeros to manage and direct the business and operations of the Company; (h) hospital budgetary cycles, increased competition for qualified medical personnel, patient admission fluctuations and seasonality will also impact the profitability of the Company and cash flow may fluctuate due to the adoption by hospitals and third party payers of new or revised reimbursement policies; (j) the Company's operations would be adversely affected by the expansion of more favorable credit terms in order to keep existing customers; (k) Company's ability to manage growth, particularly through acquisitions, will directly impact the Company's profitability and operations; (l) uninsured risks associated with providing home care and supplementalinterim staffing services will also impact the Company's profitability and operations; and (m) various other factors may cause actual results to vary materially from the results contemplated in any forward-looking statements included in this filing. No assurances can be given that the foregoing factors will not result in a material adverse effect on the Company and its operations. Any of these important factors discussed above or elsewhere in this filing could cause the Company's revenues or net income, or growth in revenues or net income, to differ materially from prior results. In addition, growth in absolute amounts of selling, general and administrative expenses or the occurrence of extraordinary events could cause actual results to vary materially from the results contemplated by the forward-looking statements. Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditures or other budgets, which may, in turn, affect the Company's results of operation.

      In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

Results of Operation

Comparison of Years Ended December 29, 1996 and December 31, 1995

      Historically, the Company chose to segregate its revenues between home care revenues and supplemental staffing revenues. The distinction between the two being that home care revenues generally related to revenues derived from patients cared for in the home for which the Company was the primary caregiver and party responsible for billing the third party payer. During 1996, with the acquisition of STAT and the decision to sell the home care business in Denver, Colorado, a larger percentage of the Company's home care revenues relate to staffing of individuals in homes for other home care agencies. In these instances, the caregiver is effectively supplemental staff for the home care agency. The home care agency is the primary caregiver and is responsible for billing the third party payer. The Company bills the home care agency. The characteristics of this type of home care are similar to the Company's supplemental staffing business and therefore, revenues are not broken out between home care and supplemental staffing in the current presentation.

       Total nNet revenues increased approximately 1092% from $12,978,000 for the year ended December 31, 1995 (the "1995 Fiscal Year") to $14,259,00013,169,000 for the year ended December 29, 1996
(the "1996 Fiscal Year"). The increase was mainly attributable to the acquisitions of STAT and Ellis. The STAT and Ellis acquisitions were accounted for under the purchase method of accounting. Accordingly, revenues from these acquisitions are included in the consolidated financial statements of the Company from the date of the acquisitions, April 1996 for Ellis and July 1996 for STAT. Revenues from these two entities included in the statement of operations for the 1996 fiscal year were $2,395,000 for STAT and $1,185,000 for Ellis. These increases were offset by revenue losses in Colorado and Texas.

     The Company's total gross margin increased from 21% for the 1995 Fiscal Year to 242% for the 1996 Fiscal Year. The total gross margin increase reflects the higher gross margins from its recently acquired STAT and Ellis divisions.

      See Footnote 2 of the consolidated financial statements for the unaudited results of operations of the Company after giving effect to the Ellis, STAT and TherAmerica acquisitions as if they had been acquired as of January 1, 1995.

       Selling, general, and administrative expenses decreased approximately $1,213,000 or 23195% from $5,296,000 in the 1995 Fiscal Year to $4,083140,000 in the 1996 Fiscal Year. The decrease in selling general and administrative expenses relates to several factors:

 The Company engaged certain financial consultants in 1995 to provide financial consulting services for which the consultants were issued 500,000 shares of common stock valued at $2.00 per share. The $1,000,000 consulting expense was included in 1995 with no related expense in 1996.

 The Company reduced managerial and administrative staff at several of its branches.

 Legal  and  accounting costs were nearly $200,000 higher in  fiscal
  1995  versus  fiscal 1996 due to two failed merger transactions  in
  1995.
      These decreases were offset by additional selling, general and administrative expenses incurred in connection with STAT ($495,000) and Ellis ($145,000) and additional amortization expense related to the STAT and Ellis acquisitions of $102,000.

      Loss from operations decreased $3,241506,000 from $3,896,000 in the 1995 Fiscal Year to a loss from operations of ($655,000) in the 1996 Fiscal Year. The decrease reflects increases in gross margins from 21% to 242% and items discussed in the preceding paragraphs.

     Interest expense decreased 233% from $715,000 in the 1995 Fiscal Year to $552698,000 in the 1996 Fiscal Year. The decrease relates to a renegotiated financing agreement with its lender which reduced the Company's effective interest rate from over 30% to approximately 12%. This decreased interest rate was partially offset by the increase in funding costs on the additional accounts receivable due to the STAT and Ellis acquisitions. . See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -- Liquidity of Capital Resources" and Note 5 to the Consolidated Financial Statements.

      Net loss applicable to common stockholders decreased from ($5,487,000) in the 1995 Fiscal Year to ($858,0004,994,000) in the
1996 Fiscal Year.

Comparison of Years Ended December 31, 1995 and 1994

       Total nNet revenues increased approximately 8992% from $6,867,000 for the year ended December 31, 1994 (the "1994 Fiscal Year") to $12,978,00013,169,000 for the year ended December 31, 1995
(the "1995 Fiscal Year"). The increase was mainly attributable to the acquisitions of Paxxon Services and Nurse Connection. The Paxxon Services and Nurse Connection acquisitions were accounted for under the purchase method of accounting. Accordingly, revenues from these acquisitions are included in the consolidated financial statements of the Company from the date of the acquisitions, September 19, 1994. Revenues from these two entities included in the statement of operations increased from $2,614,000 in 1994 to $9,421,000 in 1995.

      Supplemental staffing services increased from $4,787,000 to $11,647,000 from the 1994 Fiscal Year to the 1995 Fiscal Year. This increase is due largely to the inclusion of a full year of revenues from the Paxxson Services and Nurse Connection acquisitions which are both supplemental staffing services operations.

      Home  care  services  revenues  decreased  from  $2,080,000  to
$1,331,000 from the 1994 Fiscal Year to the 1995 Fiscal Year. In October 1994, the Company's Executive Vice President resigned. This individual had built and managed a large Medicaid based pediatric home care practice in rural Colorado. When this executive left the Company, many of the nurses which worked in this program left with the executive to work with a competitor. The Company was unable to replace this business in 1995.

     The Company's total gross margin decreased from 27% for the 1994 Fiscal Year to 212% for the 1995 Fiscal Year. The total gross margin decrease reflects the lower proportion of home care services performed by the Company in the 1995 Fiscal Year as compared to the 1994 Fiscal Year (home care services revenues were 10% of total net revenues in 1995 versus 30% in 1994) which generated a higher gross margin than supplemental staffing services. The Company's net revenues and gross margin for fiscal year 1995 do not include any amounts from Ellis, an entity that the Company is under contract to purchase upon receipt of the license recently approved by the Department of Health of the State of New York.
      The Company's total gross margin from supplemental staffing services decreased from 26% in 1994 Fiscal Year to 20% in 1995 Fiscal Year. Direct cost of services are substantially all employee and independent contractor related and consist of wages, payroll taxes, transportation and housing costs and other personnel related costs. The reduced margins in 1995 are largely the result of the Company's decision to convert its independent contractors in Texas to employees which resulted in the Company paying additional employer related payroll taxes. This reduced margin is also attributable to a more competitive environment in the Texas market which included significant consolidation amongst potential clients, more aggressive pricing from the Company's competitors and reduced staff availability.

      The Company's gross margin from home care services decreased from 29% in 1994 Fiscal Year to 25% in 1995 Fiscal Year. Direct cost of services in the home care area are similar to those listed above for supplemental staffing. This reduction in margin is directly attributable to a decrease in the pediatric home care business in Colorado. This business allowed for hourly billing which in some instances required 24 hour care and was not standard cost reimbursement limitations which allowed for higher gross margins. As this business was decreased in 1995 due to reasons discussed above, the gross margin decreased accordingly.

     Medicare and Medicaid reimburse the Company at a negotiated rate which is expected to equate to the Company's cost of administering the program. At the end of the year, the Company submits a cost report to Medicare and Medicaid which is used to assess whether the Company has been over or under reimbursed by Medicare and Medicaid. During 1995 Fiscal Year and 1994 Fiscal Year, the Company has been over-reimbursed due to the reimbursement rate as set by Medicare and Medicaid exceeding actual costs. These over-payments have been recorded as liabilities and reductions of revenue. This amounted to $453,000 in 1995 and $150,000 in 1994. Of the $453,000 recorded in
1995, $98,000 related to revenues recorded in 1994. The Company has prepared a preliminary cost report for the cost report period ended December 31, 1995 indicating that the liability as recorded by the Company is reasonable. This over-reimbursement was caused in part as the Company suffered through cash flow problems, it was forced to reduce the staff administering the Medicare and Medicaid programs. This staff reduction and efficiencies of operation were not reviewed in connection with their impact of reducing the reimbursement rate. The Company has remedied this situation and is reviewing its reimbursement are compared to its costs of administering the program on a quarterly basis and making the appropriate adjustments to revenue.

     If the Company had closed the Ellis acquisition on September 19, 1994, the date it closed its acquisition of Paxxon Services and Nurse Connection, the Company's revenues and gross margin for Fiscal Year 1995 would have been increased by approximately $1,800,000 and $571,000, respectively and gross margin percentage would have improved from 21% to 22%. Accordingly, the Company's operations were negatively impacted by the fact that regulatory approval had not yet been obtained and the closing of the Ellis acquisition had not yet occurred. See Footnote 2 of the consolidated financial statements for the unaudited results of operations of the Company after giving effect to the Ellis acquisition as if it had been acquired as of January 1, 1994.

       Selling, general and administrative expenses increased approximately 204% from $1,741,000 in the 1994 Fiscal Year to
$5,296,000 in the 1995 Fiscal Year. Approximately half of the increase in selling, general and administrative expenses corresponds with the increase in net revenues and reflects increased selling, general and administrative expenses associated with the above-
described acquisitions and increased revenues from home care services. As explained further below, the remaining increase is due to the financial consulting fees, acquisition, legal, and accounting fees, and increased financing costs.
      During fiscal 1995, the Company incurred certain expenditures that are not expected to be incurred in fiscal 1996 as follows:

 Financial  consultants  were engaged in December  1995  to  provide financial consulting services. The Company issued 500,000 shares of its Common Stock to the consultants which were valued at $2.00 per share which represented the fair market value at the time of the
  issuance.   The  $1,000,000 included in consulting expense  is  not
  expected to be incurred in fiscal 1996.
 The  Company attempted to acquire two different entities in  fiscal
  1995 which were not completed and two mergers which were also abandoned. The Company incurred approximately $250,000 legal and accounting costs in connection with these failed transactions which are expected to be incurred in fiscal 1996.
 Due to the difficult financial situation that the Company faced in fiscal 1994 and fiscal 1995, the Company was forced to finance its accounts receivable through a factoring arrangement. The terms of this type of financing are significantly more expensive than the Company hopes to obtain in fiscal 1996. A more attractive non-factoring receivables financing arrangement should reduce the Company's interest expense. The Company is currently in negotiations with two different financing companies which have expressed an intention to finance the Company's accounts receivable balances. The Company has been informed by one of the financing companies that if the Company's March 31, 1996 balance sheet approximates its projected balance sheet and no other significant material adverse events occur, an agreement should be able to be reached. In addition, the Company is holding discussions with an investment bank regarding a secondary offering of securities. No assurances can be given that these conditions will be met or that all the terms and conditions of the final agreement will be satisfactory to the Company or that any alternative financing agreement will be consummated by the Company.
 The Company's preferred stock automatically converted into common stock in January 1996. Preferred dividends are not expected to be paid in fiscal 1996. While preferred dividends are not charged to expense in the Statement of Operations and do not impact that Net Loss, these dividends increase the net loss applicable to common shareholders.
 The  Company  impaired $1,300,000 of its goodwill in  fiscal  1995.
  This goodwill was originally recorded in connection with two acquisitions completed in fiscal 1994.
 The Company reduced its administrative personnel from 42 employees in March 1995 to 39 in March 1996, while doubting its revenue base. In addition, several higher paid management employees were terminated during 1995 and will either not be replaced or will be replaced with lower salaried employees.

      Income from operations decreased $3,982,000 from income from operations of $86,000 in the 1994 Fiscal Year to a loss from operations of ($3,896,000) in the 1995 Fiscal Year. The decrease reflects decreases in gross margins from 27% to 21% and items discussed in the preceding paragraph.

     During 1995, the Company adopted the provisions the SFAS 121 and the company evaluated the amounts recorded as goodwill for the Paxxon Services and Nurse Connection acquisitions. The Company analyzed future expected undiscounted cash flow and determined it was necessary to write down the assets as they had been significantly impaired due to future cash flow being less than projected. This was recognized in the 4th quarter when the Company prepared its 1996 business plan after reviewing 1995 operations for the first three quarters. The Company spent the 1995 year integrating these businesses which included replacing employees, identifying new markets and stabilizing client relationships. The Company wrote down the Paxxon Services goodwill by approximately $758,000 and the Nurse Connection goodwill by approximately $542,000. After the writedowns, the remaining unamortized asset balances were approximately $934,000 for Paxxon Services and $525,000 for Nurse Connection.
     Interest expense increased 179% from $256,000 in the 1994 Fiscal Year to $715,000 in the 1995 Fiscal Year. The increase represents additional interest expense incurred to finance the Company's acquisitions and the change in the Company's funding of its accounts receivable. The Company began utilizing a factoring agent in late 1994 and continued using this receivables financing arrangement throughout 1995. The 1995 Statement of Operations include a full year of this additional interest cost. In addition, the Company closed two acquisitions in September 1994 in which debt was issued to finance part of the cost of the acquisitions. In the Paxxon Services acquisition, the Company issued a promissory note for $937,500 with an interest rate of 7% which was outstanding for approximately four months in 1994 and twelve months in 1995. In the Nurse Connection acquisition, the Company issued a non-interest bearing promissory note for $35,000.

      Net loss applicable to common stock holders increased from ($335,000) in the 1994 Fiscal Year to ($5,487,000) in the 1995 Fiscal
Year.

Going Concern Issues

      The Company has suffered recurring losses for the past several years and incurred a net loss for the year ended December 29, 1996 of $858,000. In addition, the Company had a working capital deficit of $1,338,000. These factors, among others, raise a substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

      The Company is pursuing a number of alternatives for additional financing which include a public and/or private offering of the Company's securities, attempting to obtain an asset based line of credit to replace its current accountsacounts receivable factoring arrangement, considering calling for redemption of certain outstanding warrants or the making of an offer to reduce the exercise price of its outstanding warrants for a period of time to induce exercise and raise cash for the Company. There can be no assurance that the Company will undertake such financings, or that the Company will be able to obtain any additional financing on terms acceptable to the Company.

Liquidity and Capital Resources

       Management of the Company believes that cash flow from operations should be sufficient to fund the Company's working capital needs through fiscal 1997. However, if the Company is unable to meet its revenue projections, or costs exceed the Company's projections, or its receivables financing arrangement is terminated and the Company is unable to replace the facility with a comparable line of credit, the Company's cash flow from operations may be insufficient to meet its working capital needs. In the past, the Company has successfully met its funding needs by issuing debt and equity instruments in private placements or public offerings. Should the Company's cash flow from operations be insufficient to meet its cash needs, the Company will pursue a private placement or public offering of debt or equity securities, will consider a reduced exercise price warrant offering and/or will reduce operations to a level at which cash flow from operations can meet the cash needs of the Company. There can be no assurances that any such capital raising alternatives, if pursued, will be consummated.
      The Company has historically released certain of its checks in anticipation of receiving cash proceeds from its receivable financing agreement. The Company does not have an arrangement with its banks to cover checks presented in excess of its collected cash balance; however, this situation has not occurred as the Company releases its checks as close as possible to its funding date.

1996 Private Placement

  In  July  and  September  1996,  the Company  completed  a  private
placement  of  244  units,  each  unit  consisting  of  a  share   of
convertible preferred stock, $10,000 par value ("1996 Preferred Stock"), a warrant to purchase 8,000 shares of the Company's common stock at $2.50 per share and a unit purchase option to purchase an additional unit at $10,000 per unit. The convertible preferred stock carries a 10% dividend and is convertible at the lesser of $1.25 or
75% of the average sales price for the five trading days prior to conversion. The private placement raised gross proceeds to the Company of approximately $2,440,000.

  Approximately $1,550,000 of the proceeds raised was used to fund the cash purchase portion of STAT. A shareholder who participated in the placement of the private placement was paid a commission of $117,000 in 1996 and issued a warrant to purchase 100,000 shares of common stock at $2.00 per share. The warrant price was subsequently reduced to $1.00 per share in January 1997.

  During 1996, 88.5 units (with accrued dividends) were converted to 923,111 shares of common stock. In addition, a Unit holder who held 17 units was allowed to reduce their purchase price on their warrants to $1.00 per share from $2.50 per share, resulting in gross proceeds to the Company of $136,000 in November 1996. Subsequent to year end, an additional 100 units have been converted through March 3, 1997 resulting in the issuance of an additional 1,388,723 shares of common stock in 1997. Also in 1997, a Unit Holder who held 20 Units exercised their Unit purchase option resulting in gross proceeds to the Company of $200,000. The Unit holder immediately converted the preferred to common resulting in the issuance of 257,028 shares of common stock in January 1997.

1997 Private Placement

      In January and February 1997, the Company completed a private placement of 167.15 Units, each unit consisting of one share of convertible preferred stock, $10,000 par value, "1997 Preferred Stock", and a warrant to purchase 10,000 shares of common stock at $1.00 per share. The convertible preferred stock carries no dividend if the underlying common stock is included in an effective registration statement within 90 days of the date of the agreement. After 90 days, if the underlying shares are not included in an effective registration statement, the dividend rate becomes 18%. The Company raised gross proceeds of $1,671,500 from this private placement. Commissions of $99,540 were paid to individuals who assisted in the private placement who are also shareholders of the Company. Substantially all of the proceeds were used to purchase TherAmerica.

      Management of the Company intends to pursue other acquisitions in the future and anticipates needing cash to fund future acquisitions. Cash for future acquisitions is anticipated to be provided from warrant exercises and additional equity offerings.

ITEM 7.   FINANCIAL STATEMENTS

      Attached hereto and filed as a part of this Form 10-KSB are the Consolidated Financial Statements of the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                              PART III

ITEM 9.   DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND   CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

      The directors and executive officers of the Company are set forth below:

           Name               Age                 Position

John P. Yeros                 46             Chairman of the Board and Chief
                                              Executive Officer

Robin M. Bradbury             40             Chief Financial Officer, Treasurer
                                              and Secretary

Barry J. McDonald             39             Medical Division President and
                                              President of TherAmerica

Thomas J. Oberle(2)           51             Director

Charles Powell(1)(2)          41             Director

_______________
(1) Member of the Audit Committee
(2) Member of the Compensation Committee

      Each director is serving a term of office which will continue until the next annual meeting of shareholders and until the election and qualification of his respective successor. All of the Company's officers devote full-time to the Company's business and affairs.

     John P. Yeros. Mr. Yeros, the founder of the Company, served as President and a Director of the Company from the Company's incorporation in April 1988 through September 1993. Mr. Yeros has since served as Chairman of the Board and Chief Executive Officer of the Company.

      Robin M. Bradbury. Mr. Bradbury has served as Chief Financial Officer of the Company since February 1996 and as its Treasurer and Secretary since January 1997. From 1991 to September 1995, Mr. Bradbury served as the Chief Financial Officer of InfoNow Corporation, a publicly-traded internet provider of multi-media solutions in Denver, Colorado. From 1987 to 1991, Mr. Bradbury owned and operated an interim Chief Financial Officer/Controller service which served private and public companies. During this period, Mr. Bradbury served as the Chief Financial Officer of Top Source, Inc., a publicly-traded automotive accessory distributor in Colorado. From 1980 to 1987, Mr. Bradbury was an audit manager with Deloitte Haskins & Sells (Deloitte Touche) in Denver and Colorado Springs, Colorado.

      Barry J. McDonald Mr. McDonald has served as the Company's Medical Division President since February 1997. From 1994 to 1996, Mr. McDonald served as Senior Vice President of TherAmerica. From 1991 to 1993, Mr. McDonald served as the managing partner for
Colorado Therapists On Call, Inc. and Colorado Orthopedic and Rehabilitation Equipment, Inc. Prior experience also includes three years as an area manager for Olsten Healthcare Services.
     Thomas J. Oberle. Mr. Oberle has been a Director of the Company since its inception. Since January 1993, Mr. Oberle has been the director of the Colorado Dental Association. From January 1991 to January 1993, he served as an independent insurance agent in Denver, Colorado. From October 1989 to December 1991, Mr. Oberle was the vice president of Equicor, a health maintenance organization. From May 1987 to October 1989, he served as president of RMS Inc., a corporation involved in organizing various companies associated with the Childrens Hospital. Mr. Oberle devotes only such time as may be necessary to the business of the Company.

      Charles Powell. Mr. Powell has served as a Director of the Company since September 1994. Mr. Powell co-founded KAPRE Software, Inc., Boulder, Colorado in 1992 and served as its Vice President of Finance and Vice President of International Operations. From March 1992 through June 1993, Mr. Powell also served as Chief Executive Officer of Generation 5 Technology, Inc., Denver, Colorado, a public software development company. Mr. Powell devoted approximately 50% of his time to each of KAPRE Software, Inc. and Generation 5 Technology, Inc. from March 1992 through March 1993. From January 1989 to March 1992, Mr. Powell served as a vice President of International operations for J.D. Edwards, Inc., Englewood, Colorado a software applications developer for the mainframe computer market. Mr. Powell currently serves on the Board of Directors of Milestone Capital, Inc. and Kinetics-Com both public companies located in Denver, Colorado, and the Rockies Fund, Inc., a public company headquartered in Colorado Springs, Colorado. Mr. Powell devotes only such time as may be necessary to the Company's business.


Section 16.  Compliance

     During fiscal 1995, John P. Yeros did not file on a timely basis a Form 4 concerning the grant of certain options, Colleen Dougherty-Gray did not file a Form 4 concerning the grant of certain options and Robin Bradbury did not file on a timely basis a Form 4 concerning the grant of certain options.

ITEM 10.  EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table sets forth the annual and long-term compensation for services in all capacities to the Company for, the three years ended December 29, 1996 of Mr. Yeros, the Chief Executive officer of the Company and Ms. Dougherty-Gray, the former Chief Operating Officer of the Company, (the "Named officers"). No officer of the Company other than Mr. Yeros and Ms. Dougherty-Gray received annual salary and bonus exceeding $100,000 in 1996.


                                                              Long-Term
                                                            Compensation(1)
                              Annual Compensation(1)          Awards
                      Fiscal                                 Securities
                                                             Underlying
Name and Principal                                             Options/
    Position          Year        Salary       Bonus          (Shares)
John P. Yeros         1996      $154,000    $       -         116,187(4)
Chief Executive
 Officer and Chairman
 of the Board         1995       130,000        10,000        300,000(3)
                      1994       109,000(2)         -         403,813
Colleen Dougherty-
 Gray                 1996       108,000    $       -         100,000
Former Chief
 Operating Officer and
 Former Director      1995        96,000         5,000        100,000(3)
                      1994         9,230            -          15,000

(1) With respect to each Named Officer, the aggregate amount of perquisites and other personal benefits, securities or property received was less than either $50,000 or 10% of the salary and bonus reported.
(2) Notwithstanding the terms of his employment agreement, Mr. Yeros agreed to reduce his annual salary for Fiscal Year 1994 to $109,000 rather than $120,000.
(3) The options to purchase 400,000 shares of common stock granted to Mr. Yeros and Ms. DoughertyDoughtery-Gray were granted with an exercise price of $.63 per share which represented the fair market value of the common stock at the time of the issuance.
(4) The options to purchase 116,187 shares of common stock granted to Mr. Yeros at $1.88 per share which represented the fair market value of the common stock at the date of grant were replacing previously granted options to purchase 36,363 and 79,824 shares of common stock at $2.75 and $2.50, respectively.


     Option Grants Table. The following table sets forth information on grants of stock options pursuant to the Company's 1996 Plan to the Named Officers.

                                    Percent of
                                  total options/
               Options/             warrants         Exercise
               Warrants            granted to        or base
                granted              employees        price      Expiration
     Name      (shares)             in 1996(1)      ($/share)       Date
John  P. Yeros 116,187(2)               28%         $   1.88     August 2006

Colleen
 Dougherty-
 Gray          100,000(2)               24%             1.88     August 2006

(1) The Company issued options to acquire a total of 416,187 shares of its common stock to employees in 1996.
(2) Such options were granted pursuant to the 1996 Plan and are exerciseableexercisable immediately. See "Stock Option Plans."

Fiscal Year-End Options & Warrants - Option/Warrant Value Table. The following table sets forth information on year-end values of stock options and warrants for the Named Officers.

              Number of securities under-            Value of unexercised
              lying unexercised options/              in-the-money options
Name         warrants at fiscal year-end              at fiscal year-end
           Exercisable         Unexercisable     Exercisable    Unexercisable(1)
John P.
 Yeros        736,313                              $111,000

Colleen
 Dougherty
 -Gray        215,000                                37,000

(1) The dollar values are calculated by determining the difference between $1.00 per share, the fair market value of the common stock at December 29, 1996, and the exercise price of the options.

      No employee-director of the Company receives any additional compensation for services as a director. Nonmanagement directors receive no salary for their services as such, but receive a fee of $500 per Board of Directors or committee meeting attended. The Board of Directors has also authorized payment of reasonable travel or other out-of-pocket expenses incurred by non-management directors for attending meetings of the Board of Directors or committee thereof.

     The Company has no retirement, pension or profit sharing program for the benefit of its directors, officers or other employees, but the Board of Directors may recommend one or more such programs for adoption in the future.

     Employment Agreements. Mr. Yeros initially entered into a three-year employment agreement with the Company effective October 15,
1993.   On  January  7,  1997, Mr. Yeros  entered  into  a  five-year employment agreement with the Company effective January 1, 1997. The current agreement provides a salary of $165,000 per year for the first year adjusted upward at a minimum of 10% annually after 1997. The agreement may be terminated by Mr. Yeros with 90 days notice and the agreement may be terminated by the Company "for Cause" at any time after the first year. In January 1997, Mr. Yeros agreed to reduce his salary to an annual rate of approximately $102,000 for the first quarter of 1997.

      Ms. Dougherty-Gray initially entered into a two-year employment agreement with the Company effective November 21, 1994 which was canceled and replaced with a two-year employment agreement effective March 1, 1996. Ms. Doughtery-Gray's agreement provided for a salary of $108,000 per year. Ms. Dougherty-Gray resigned from the Company effective December 29, 1996 and in exchange for a release of all claims against the Company was given severance of six months pay.

      Mr. Bradbury entered into a two-year employment agreement with the Company effective February 13, 1996. The agreement provides for a base salary of $110,000. The agreement may be terminated by Mr. Bradbury with 90 days notice and the agreement may be terminated by the Company "for Cause" at any time after the first year. In January 1997, Mr. Bradbury agreed to reduce his salary to an annual rate of approximately $88,000 for the first quarter of 1997.
     In November 1996, the Company entered into a one-year employment agreement with Art Shiffey, who was hired as the National Travel Manager. The agreement provides for a $70,000 annual salary and the grant of options to purchase 50,000 shares of common stock at $1.00 per share.

      In connection with the purchase of TherAmerica, Inc., Mr. Barry McDonald entered into a two-year employment agreement with the Company effective February 1, 1997. The agreement provides for a $100,000 annual salary and the issuance of 100,000 options to purchase common stock at $1.00 per share vesting over three years.

      Each employment agreement contains provisions which provide that, upon the occurrence of a "Triggering Event" (defined to include a non-negotiated change in ownership of between 50% and 80% of more of the outstanding shares of the Company or a non-negotiated merger of the Company into another corporation) during the period that such persons are acting as officers or directors for the Company, the executive will receive a lump sum payment equal to between 1 times the previous year's base pay and the remaining amount due under the contract in the event of termination other than for just cause. Each employment agreement also contains a non-compete agreement which extends for a period of one year after termination or resignation of the employee, and confidentiality provisions.

Stock Option Plans

      The Company adopted an Incentive Stock Option Plan in 1988 (the "Incentive Plan"). The Incentive Plan covers an aggregate of 100,000 shares of common stock. The Incentive Plan is administered by the Compensation Committee of the Board of Directors, of which Messrs. Oberle and Powell are members. The Incentive Plan provides that no options may be granted at an exercise price less than the fair market value of the common stock of the Company on the date of grant. Unless otherwise specified, the options expire ten years from the date of grant and may not be exercised during the initial one-year period from the date of grant. Thereafter, the options may be exercised in whole or in part, depending on terms of the particular option. As of March 1997, 77,500 options were outstanding pursuant to the Incentive Plan at exercise prices ranging from $.63 to $2.50. None of such options have been exercised. The Company intends to continue to grant options under the Incentive Plan to the extent of the shares reserved thereunder.

      The 1994 Omnibus Stock Plan (the "Omnibus Plan") was adopted by the Company's Board of Directors effective January 1, 1994, subject to shareholder approval which must be received within one year of the date the Company's Board adopted such plan. The purpose of the Omnibus Plan is to provide a vehicle under which a variety of equity based awards may be granted to employees, nonaffiliated individuals (as defined in the Omnibus Plan), and nonemployee directors of the Company in order to promote the Company's development and success. The Omnibus Plan permits the award of non-qualified stock options, incentive stock options, restricted shares, performance units, performance shares, share appreciation rights, and other forms of awards, including deferrals of earned awards, as approved by the Compensation Committee of the Board of Directors. A maximum of 500,000 shares of common stock are reserved and available for grants of any kind under the Omnibus Plan. As of March 1997, 316,188 options were outstanding under the Omnibus Plan at exercise prices ranging from $1.34 to $6.00.

      The 1996 Stock Incentive Plan (the "1996 Plan") was adopted by the Company's Board of Directors effective November 22, 1995. The purpose of the 1996 Plan is to provide a vehicle under which a variety of equity based awards may be granted to employees, non affiliated individuals (as defined in the 1996 Plan), and nonemployee directors of the Company in order to promote the Company's development and success. The 1996 Plan permits the award of non-qualified stock options, incentive stock options, stock awards and purchases, as approved by the Compensation Committee of the Board of Directors. A maximum of 3,000,000 shares of common stock are reserved and available for grants of any kind under the 1996 Plan. As of March 1997, 1,393,185 options were outstanding under the 1996 Plan at exercise prices of between $.63 and $1.88.

Warrant Issuances

      In November 1994, the Board of Directors issued warrants to Messrs. Yeros and Hendricks entitling each of them to acquire 287,626 shares of common stock. The warrants have an exercise price of $1.75, the fair market value at the date of grant. The warrants vest immediately and are exerciseableexercisable when the Company's consolidated revenues, on a proforma basis, equal or exceed $20 million, or at the end of seven years, whichever comes first. The warrants expire at the end of seven years if not exercised. The Compensation Committee of the Board of Directors approved the granting of these warrants. In connection with Mr. Hendricks termination of employment, his warrant was canceledcancelled.

In July 1996, the Company issued the following warrants:

                         Number of      Exercise      Expiration
Warrant Holder            Shares          Price          Date            Reason
STAT Health Care         125,000         $1.88      July 17, 1997    Purchase of
                                                                      STAT
Private placement      1,952,000         $2.50      July 18, 1999    Private
                                                                      placement
Private placement
 participants          1,952,000(1)      $1.25      December 31, 1997 Private
                                                                       placement

David Klugman            100,000(2)      $1.88      July 18, 1999     Private
                                                                      placement
                                                                      commission

David Watamull            20,000         $1.88      August 21, 1999   Consultant

Jim Gumina                20,000         $1.88      August 21, 1999   Consultant

(1) Represents option to purchase an additional unit identical to the Unit issued in the July/September private placement. Each $10,000 unit consists of one share of convertible preferred (convertible at the lesser of $1.25 or 75% of the closing price on the five trading days prior to conversion) and a warrant to purchase 8,000 shares of common stock at $2.50 per share for three years.

(2) Subsequent to year-end, the exercise price of this warrant was reduced to $1.00 per share.
Subsequent to December 31, 1996, the Company issued the following warrants:

                         Number of    Exercise    Expiration
Warrant Holder             Shares       Price        Date             Reason

Private placement
 participants            1,671,500       $1.00   January 15, 2000-    Private
                                                  February 21, 2000    placement

Bridge loan participant    200,000       $1.19   July 31, 1999         Bridge
                                                                        loan

Conflicts of Interest

      The Company has adopted a policy that any transactions with directors, officers or entities of which they are also officers or directors or in which they have a financial interest, will only be on terms which would be reached in an arms-length transaction, consistent with industry standards and approved by a majority of the disinterested directors of the Company's Board of Directors. This policy, which is set forth in the minutes of the Board of Directors, provides that no such transaction by the Company shall be either void or voidable solely because of such relationship or interest of directors or officers or solely because such directors are present at the meeting of the Board of Directors of the Company or a committee thereof which approves such transaction or solely because their votes are counted for such purpose. In addition, interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors of the Company or a committee thereof which approves such a transaction. No such transactions, other than as described under "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS," are currently contemplated.

Limitation of Liability and Indemnification

      Colorado law provides that a corporation may not indemnify a director in connection with any proceeding charging improper personal benefit to the director or in connection with a proceeding by or in the right of the corporation in which the director was adjudged liable to the corporation. Additionally, a director shall be liable in certain circumstances unless he complies with the standards set forth in the Colorado Business Corporation Act.

     The Company's Articles of Incorporation provide that the Company shall indemnify its officers, directors, employees and other agents to the fullest extent permitted by law. The Company believes that indemnification under its Articles of Incorporation is sufficiently broad to permit indemnification under certain circumstances for liabilities arising under the Securities Act of 1933, as amended (the "Act"). At present, there is no pending litigation or proceeding involving any director, officer, employee or agent of the Company where indemnification will be required or permitted. The Company is not aware of any threatened litigation or proceeding which may result in a claim for such indemnification.

     Insofar as indemnification for liabilities arising under the Act may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

ITEM 11.  SECURITY   OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS   AND
          MANAGEMENT

      The following table sets forth certain information regarding beneficial ownership of common stock as of March 1, 1997 by (i) each person known by the Company to own beneficially more than 5% of the outstanding common stock, (ii) each director and each Named Officer, and (iii) all executive officers and directors as a group. Shares not outstanding but deemed beneficially owned by virtue of the right of any individual to acquire them within sixty days are treated as outstanding only when determining the amount and percentage of common stock owned by such individual. Each person has sole voting and sole investment power with respect to the shares shown except as noted.

                                                        March 1, 1997
                                                   Number of      Percent of
                                                    Shares           Class
John P. Yeros (1)                                 1,139,768(2)       13.7%
Colleen Dougherty-Gray (1)                          215,000(3)        2.8%
Robin Bradbury (1)                                  260,154(3)        3.4%
Barry McDonald                                       34,000            .5%
Thomas J. Oberle(1)                                 113,250(3)        1.5%
Charles Powell(1)                                   110,000(3)        1.5%
All directors and officers as a group
  (six persons)                                   1,872,172(4)       20.6%
Laura Huberfeld(5)                                  755,342           9.5%
Naomi Bodner(5)                                     859,342          10.8%
Newark Sales Corp.(5)                               750,604           9.1%

(1) The address for the named individual is Suite 400, 360 South Garfield Street, Denver, Colorado 80209.
(2) Includes 1,009,768 shares subject to currently exerciseableexercisable options or options exerciseableexercisable within sixty days.
(3) Represents shares subject to currently exerciseableexercisable options or options exerciseableexercisable within sixty days.
(4) Includes 1,742,172 shares subject to currently exerciseableexercisable options or options exerciseableexercisable within sixty days.
(5) The address for the named individual is c/o Broad Capital, 152 West 57th Street, 54th Floor, NY, NY 10019

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company has adopted policies that any loans to officers, directors and 5% or more shareholders ("Affiliates") are subject to approval by a majority of the disinterested directors and that future transactions with Affiliates will be on terms no less favorable than could be obtained from unaffiliated parties and approved by a majority of the disinterested directors.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) Except as otherwise noted, the Exhibits listed below have previously been filed as an exhibit to the Company's Registration Statement on Form SB-2 File No. 33-81582-D (the "Registration Statement"), and is incorporated herein by reference to such exhibits. The exhibit numbers shown below for such items correspond to those shown in the Registration Statement.

Exhibit No.    Description

3.1.1 Articles of incorporation of the Company as filed on April 22, 1988 with the Secretary of State of the State of Colorado.

3.1.2 Articles of Amendment to Articles of Incorporation of the Company as filed on May 24, 1988 with the Secretary of State of the State of Colorado.

3.1.3 Articles of Amendment to Articles of Incorporation of the Company as filed on February 16, 1990 with the Secretary of State of the State of Colorado.

3.1.4 Articles of Amendment to Articles of Incorporation of the Company as filed on August 12, 1994 with the Secretary of State of the State of Colorado.

3.1.5 Articles of Amendment to Articles of Incorporation of the company as filed on September 12, 1994 with the Secretary of State of the State of Colorado.

3.1.6            Articles   of  Designation  of  1996.    Convertible
          Preferred Stock incorporated by reference to Form S-3 filed October 10, 1996.

3.1.7 Articles to Amendment to Articles of Incorporation filed October 10, 1996 incorporated by reference to Form S-3 filed October 10, 1996.

3.1.8            Articles   of  Amendment  containing   Articles   of
          Designation of 1997 Convertible Preferred Stock.*

3.2.1          By-Laws of the Company.

3.2.2          Amendment and Restated By-Laws of the Company.

4.1.1 Form of specimen certificate for common stock of the Company.

4.1.2 Form of specimen certificate for preferred stock of the Company.

4.2 Form of Representative`s Warrants issued by the Company to the underwriters' representative in connection with the Company's 1994 public offering.

4.3.1 Form of 1992 Warrant issued by the Company to 1992 private placement purchasers.

4.3.2 Form of Conversion Agreement granting registration rights to holders of 1992 Warrants.

4.4             Form  of  Warrant issued by the Company in  the  1994
          private placement.

4.5 Form of Sales Agent Warrant issued by the Company in the 1994 private placement.

4.6 Form of Note and Unit Warrant issued in connection :with the bridge financing undertaken by the Company in June, 1994.

4.7.1 Warrant dated December 22, 1992 issued by the Company to Staff Builders, Inc.

4.8 Form of 1996 Unit Warrant incorporated by reference to Form S-3 filed October 10, 1997.

4.9            Warrant issued January 28, 1997 to Millenco, L.P.*

4.10  Convertible Note made January 28, 1997 to Millenco, L.P.*

4.11      Form of 1997 Unit Warrant.*

7.         Opinion  and consent of LeBoeuf, Lamb, Greene,  &  MacRae,
L.L.P. regarding the
            liquidation preference of the 12% Cumulative Convertible Preferred Stock.

10.1.6 Employment Agreement, dated November 21, 1994, by and between Colleen Dougherty-Gray and the Company.

10.1.7 Employment Agreement, dated February 13, 1996, by and between Robin
    Bradbury and the Company.

10.1.9    Employment Agreement, dated March 1, 1996, by and  between
Colleen
          Dougherty-Gray and the Company.

10.1.10 Employment Agreement, dated March 1, 1996, by and between John Yeros and the Company.

10.2.1 Incentive Stock Option Plan, adopted May 5, 1988, authorizing 100,000 shares of common stock for issuance pursuant to the Plan.

10.2.2 Omnibus Stock option Plan, adopted effective January 1, 1994, authorizing 500,000 shares of common stock for issuance pursuant to the Plan.

10.3.1 Office Lease, dated February 20, 1991 by and between POCOL Investments, a Delaware partnership, as landlord, and the Company, as tenant.

10.3.2          First Amendment to office Lease, dated September  21,
          1992   by   and  between  POCOL  Investments,  a   Delaware
          partnership, at landlord, and the Company, as tenant.

10.3.3 Second Amendment to Office Lease, dated August 9, 1993 by and between POCOL Investments, a Delaware partnership, as landlord, and the Company, as tenant.

10.5 Lease, dated June 7, 1992, and amendment dated June 7, 1992, by and between State Mutual Life Assurance Company of America and Nurse Connection.

10.6 Lease, dated May 27, 1994, by and between Koger Equity, Inc. and Nurse Connection.

10.7 Lease, executed October 6, 1988 and First Amendment to Lease dated April 7, 1993, by and between Robert Martin Company and Paxxon Services, Inc.

10.8.1          Series  1990  Note, dated June 21, 1991,  payable  to
          Leslee Boss.
10.8.2 Royalty Agreement, dated May 8, 1990, by and between Leslee Boss and the Company.

10.10          Forms of contract with health care providers.

10.11 Asset Purchase and Sale Agreement, dated May 2, 1994 and as amended June 1, 1994, by and between the Company and Paxxon Services, Inc. (Schedules and attachments are listed in the index to the Agreement. Schedules and attachments omitted from this filing will be furnished to the Commission upon request.) Incorporated by reference to
          Exhibit 2.2 to the Registration Statement.

10.12 Asset Purchase and Sale Agreement, dated May 2, 1994 and as amended June 1, 1994, by and between the Company and Ellis Home Care, Inc. (Schedules and attachments are listed in the index to the Agreement. Schedules and attachments omitted from this filing will be furnished to the Commission upon request.) Incorporated by reference to
          Exhibit 2.3 to the Registration Statement.

10.13 Asset Purchase and Sale Agreement dated April 15, 1994 and as amended June 1, 1994, by and between the Company and Mint Energy Corporation, d/b/a the Nurse Connection. (Schedules and attachments areattachments,are listed in the index to the Agreement. Schedules and attachments omitted from this filing will be furnished to the commission upon request.) Incorporated by reference to Exhibit 2.4 to the Registration Statement.

10.14 Agreement and Plan of Reorganization dated October 6, 1995 entered into by and among NuMED Home Health Care, Inc., NuMED Acquisition, Inc. and International Nursing Services, Inc.

10.15 Management and Consulting Agreement with PWG Trading Corp. dated as of December 8, 1995.

10.16           Consulting Agreement with James LaBate  dated  as  of
December 8, 1995.

10.17 Consulting Agreement with The Paris Group, Ltd. dated as of December 8, 1995.

18  Asset Purchase Agreement between the Company and STAT Home Health
          Services, Inc. dated January 10, 1996.

19  Form of  Registration Rights/Purchase Agreement relating to  1996
          Unit Offering incorporated by reference to Form S-3 filed October 10, 1996.

10.20 TherAmerica Asset Purchase Agreement. Incorporated by reference to Form 8-K filed February 14, 1997.

10.21            Form   of  Registration  Rights/Purchase   agreement
relating to 1997 unit offering.*

10.22 Employment agreement, dated January 7, 1997, by and between John Yeros and the Company.*

21.            Subsidiaries of the Company.*

27.       Financial Data Schedule


*Filed herewith

                    (b)  Reports on Form 8-K.

               None.

                              SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized on March 31, 1997.

                         INTERNATIONAL NURSING SERVICES,  INC.



                         By:  /s/ John P. Yeros
                              John P. Yeros,
                              Chairman   of  the  Board   and   Chief
                              Executive Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

     Signature                Title                    Date


     /s/ John P. Yeros                                 March 31, 1997
     John P. Yeros       Chairman of the Board
                         and Chief Executive
                         Officer (Principal
                         Executive Officer)

     /s/ Robin M. Bradbury                             March 31, 1997
     Robin M. Bradbury   Chief Financial Officer
                         (Principal Financial and
                         Accounting Officer)

     /s/ Barry J. McDonald                             March 31, 1997
     Barry J. McDonald   Chief Operating Officer


     /s/ Thomas J. Oberle                              March 31, 1997
     Thomas J. Oberle    Director

     /s/ Charles Powell                                March 31, 1997
     Charles Powell      Director




                        INTERNATIONAL NURSING
                   SERVICES, INC. AND SUBSIDIARIES

                        Financial Statements
                          December 29, 1996




                          Table of Contents



                                                                Page

Independent Auditors' Report                                     F-1

Financial Statements

   Balance Sheet                                                 F-2

   Consolidated Statements of Operations                         F-3

   Consolidated Statements of Stockholders' Equity               F-4

   Consolidated Statements of Cash Flows                         F-5

Notes to Financial Statements                                    F-6






                    INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
International Nursing Services, Inc.
Denver, Colorado


We have audited the accompanying consolidated balance sheet of International Nursing Services, Inc. and Subsidiaries, as of December 29, 1996, and the related consolidated statements of operations and changes in stockholders' equity, and cash flows for the years ended December 29, 1996 and December 31, 1995. These consolidated financial statements are the responsibility of the management of International Nursing Services, Inc. and Subsidiaries. Our
responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Nursing Services, Inc. and Subsidiaries, as of December 29, 1996, and the results of their operations and their cash flows for the years December 29, 1996 and December 31, 1995 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As further discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses for the past several years and has a deficit in working capital which raises substantial doubt about its ability to continue as a going concern. Current management's plans in regards to this matter are also discussed in
Note 1. The consolidated financial statements do not include any adjustments that might result from this uncertainty.




                              /s/Ehrhardt Keefe Steiner & Hottman PC
                                 Ehrhardt Keefe Steiner & Hottman PC
March 21, 1997
Denver, Colorado




         INTERNATIONAL NURSING SERVICES, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet
                          December 29, 1996

                               Assets
Current assets
 Accounts receivable, net of allowance of $152,000        $4,458,000
 Prepaid expenses and other                                   19,000
    Total current assets                                   4,477,000


Property and equipment, net                                  355,000

Other assets
 Intangible assets, net                                    4,080,000

Total                                                     $8,912,000

                Liabilities and Stockholders' Equity
Current liabilities
  Checks written in excess of bank balance                $   65,000
  Current portion of long-term debt                          145,000
 Current portion of capital lease obligation                  50,000
 Advances under financing agreement                        3,318,000
 Accounts payable                                            617,000
 Accrued expenses                                          1,620,000
    Total current liabilities                              5,815,000

Long-term debt
 Long-term portion of capital lease obligation                50,000
                                                           5,865,000

Commitments and contingency

Stockholders' equity
  Preferred stock, 10% cumulative convertible, $10,000
par value 488 shares authorized, 155 issued and
outstanding, liquidation preference $1,555,000             1,234,000
  Common stock, $.001 par value, 25,000,000 shares
authorized, 5,688,292 issued and outstanding
                                                               6,000
 Dividends payable with common stock
                                                              66,000
 Additional paid-in capital
                                                           8,965,000
 Accumulated deficit
                                                          (7,224,000)
    Total stockholders' equity
                                                           3,047,000

Total                                                     $8,912,000




       INTERNATIONAL NURSING SERVICES, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations

                                               For the        For the
                                              Year Ended     Year Ended
                                             December 29,   December 31,
                                                 1996           1995

Revenues                                   $  14,259,000    $12,978,000

Direct costs of services                      10,831,000     10,278,000

Gross margin                                   3,428,000      2,700,000

Selling, general, and administrative           4,083,000      5,296,000
 expenses

Impairment of goodwill                             -          1,300,000

Loss from operations                            (655,000)    (3,896,000)

Interest expense                                 552,000        715,000

Net loss                                      (1,207,000)    (4,611,000)

Preferred stock dividends (Note 9)               349,000       (876,000)

Net loss applicable to common                $  (858,000)   $(5,487,000)
 stockholders

Loss per common share                        $      (.19)   $     (5.05)

Weighted average common shares                 4,517,111      1,086,147
 outstanding


             INTERNATIONAL NURSING SERVICES, INC. AND SUBSIDIARIES
            Consolidated Statement Of Changes In Stockholders' Equity
          For the Years Ending December 29, 1996 and December 31, 1995


                         Common Stock              Common Stock
                      Number of               Number of               Paid-in
                        Shares    Amount       Shares     Amount      Capital
Balance, December   1,002,287    $1,000       492,552   $  493,000   $4,674,000
 31, 1994

Regulation S
 offering           1,000,000     1,000            -            -       499,000

Issuance of common stock
 Preferred stock
  dividend            259,736       -              -            -       435,000
 Stock issued for
  services            500,000     1,000            -            -     1,030,000
 Stock issued for
  services             75,000       -              -            -        94,000

Conversion of
 preferred stock       57,750       -          (23,100)     (23,000)     23,000

Net loss                 -          -              -            -           -

Dividends                -          -              -            -      (876,000)

Balance December
 31, 1995           2,894,773     3,000        469,452      470,000   5,879,000

Automatic conversion
 of preferred stock 1,173,631     1,000       (469,452)    (470,000)    469,000

Acquisition of
 assets (Ellis)       256,250     1,000            -             -    1,058,000

Guaranteed value
 of common stock
 issued in Ellis
 acquisition             -           -             -             -     (560,000)

Conversion of
 notes payable to
 common stock           41,903       -             -             -      151,000

Preferred stock          -           -            244      2,440,000         -

Common stock
 options issued in
 connection with finder
 on preferred stock      -           -             -             -      125,000

Acquisitions of
 assets (STAT)         220,133       -             -             -      467,000

Conversion of
 preferred stock and
 accrued dividends of
 $26,000               923,111     1,000          (89)       (885,000)  910,000

Common stock
 options issued for
 services                -           -             -              -      48,000

Exercise of
 warrants              178,491       -             -              -     255,000

Offering costs
 related to 1996
 preferred and common
 stock issued            -           -             -         (321,000) (186,000)

Net loss                 -           -             -              -         -

Dividends                -           -             -              -     349,000

Balance December
 29, 1996            5,688,292    $6,000         155      $1,234,000  $8,965,000

Continued Below:

                                    Dividend
                                  Payable With       Accumulated
                                  Common Stock         Deficit          Total
Balance, December
 31, 1994                            $      -        $(1,406,000)    $3,762,000

Regulation S
 offering                                   -                -          500,000

Issuance of common
 stock
  Preferred stock
   dividend                                 -                -          435,000
  Stock issued
   for services                             -                -        1,031,000
  Stock issued
   for services                             -                -           94,000

Conversion of
 preferred stock                            -                -               -

Net loss                                    -           (4,611,000)  (4,611,000)

Dividends                               441,000              -         (435,000)

Balance, December
 31, 1995                               441,000         (6,017,000)     776,000

Automatic conversion
 of preferred stock                    (441,000)             -         (441,000)

Acquisition of assets
 (Ellis)                                    -                -        1,059,000

Guaranteed value of
 common stock issued
 in Ellis acquisition                       -                -         (560,000)

Conversion of notes
 payable to common
 stock                                      -                -          151,000

Preferred stock                             -                -        2,440,000

Common stock options
 issued in connection
 with finder on
 preferred stock                            -                -          125,000

Acquisitions of assets
 (STAT)                                     -                -          467,000

Conversion of preferred
 stock and accrued
 dividends of $26,000                       -                -           26,000

Common stock options issued
 for services                               -                -           48,000

Exercise of warrants                        -                -          255,000

Offering costs related
 to 1996 preferred and
 common stock issued                        -                -         (507,000)

Net loss                                    -          (1,207,000)   (1,207,000)

Dividends                                66,000              -          415,000

Balance, December
 29, 1996                                66,000        (7,224,000)    3,047,000


     INTERNATIONAL NURSING SERVICES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows

                                               For the          For the
                                              Year Ended       Year Ended
                                             December 29,     December 31,
                                                 1996             1995
Cash flows from operating activities
  Net loss                                   $(1,207,000)       $(4,611,000)
   Adjustments to reconcile net loss to net
    cash from operating activities -
     Depreciation and amortization               371,000            370,000
     Common stock issued for services             48,000          1,124,000
     Impairment of goodwill                          -            1,300,000
     Checks written in excess of bank
      balance                                   (179,000)           244,000
     Change in assets and liabilities -
       Accounts receivable, net               (1,960,000)         1,119,000
       Prepaid expenses and other                (33,000)            30,000
       Accounts payable and accrued              591,000            609,000
        expenses
                                              (1,162,000)         5,074,000
          Net cash (used in) provided by
           operating activities               (2,369,000)           463,000

Cash flows from investing activities
  Business acquisition                        (1,618,000)               -
  Purchase of property and equipment            (112,000)           (52,000)
  Deposits                                          -               176,000
  Acquisition costs of intangible assets          (5,000)               -
          Net cash (used in) provided by
           investing activities               (1,735,000)           124,000

Cash flows from financing activities
  Proceeds from issuance of debt and
   notes payable                                     -              104,000
  Advances under financing agreement          11,618,000         10,906,000
  Payments under financing agreement          (9,478,000)       (11,681,000)
  Principal payments on debt and notes
   payable                                      (588,000)          (397,000)
  Issuance of preferred and common stock,
   net of offering costs                       2,593,000            500,000
  Dividends paid                                 (60,000)                -
          Net cash provided by (used in)
           financing activities                4,085,000           (568,000)

Net increase (decrease) in cash                  (19,000)            19,000

Cash, beginning of period                         19,000                -

Cash, end of period                           $       -           $  19,000

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest was $655,000 and $686,000 for December 29, 1996 and December 31, 1995, respectively.

Non-cash investing and financing activities:
   Acquisition of equipment and vehicle under a capital lease was $90,000 during 1995.
   Dividend declared was $66,000 and $435,000 for December 29, 1996 and December 31, 1995, respectively.
   Conversion of preferred stock into common stock for $23,000 during 1995.
  Acquisition of equipment under capital lease was $56,000 in 1996.

  During 1996, $400,000 of receivables and $10,000 of fixed assets were acquired in business combination through the issuance of 476,383 shares of common stock with an equivalent value of $1,526,000. The excess of purchase price over the identifiable assets of $1,116,000 has been allocated to goodwill.

  During 1996, all shares of the 12% preferred stock outstanding at December 31, 1995 were automatically converted into 1,173,631 shares of common stock.

  In conjunction with the automatic conversion of the 12% preferred stock accrued dividends outstanding of 441,000 were recaptured.

  In 1996, 89 shares of the 10% convertible preferred stock issued plus $26,000 of accrued dividends were converted into 923,111 share of common stock.

  During 1996, $151,000 in notes payable were converted into 41,903 shares of common stock to cover the guaranteed value of certain shares issued in a business acquisition during the year.

  During 1996, the Company recorded a liability of approximately $500,000 to cover the guaranteed value of certain shares issued in a business acquisition during the year.

  Options with an imputed value of $125,000 were issued as a finders fee for preferred stock placements in 1996.

    INTERNATIONAL NURSING SERVICES, INC. AND SUBSIDIARIES

                  Notes to Financial Statements

Note 1 - Organization and Significant Accounting Policies

Organization

International Nursing Services, Inc. and subsidiaries (the Company) provide temporary nurses (registered and/or licensed), therapists, nurse assistants, and other caregivers to nursing homes, other long-term health-care facilities, hospitals, and private residences.

During 1996, the Company adopted a 52-53 week fiscal year for financial reporting purposes.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of International Nursing Services, Inc. and its wholly-owned subsidiaries, National Care Resources - Colorado, Inc. National Care Resources - New York, Inc., National Care Resources - Texas, Inc. and JJ Care Resources, Inc. All intercompany transactions have been eliminated.

Checks Issued in Excess of Bank Balance

As disclosed in Note 5, the Company assigns its receivables with recourse to financial institutions. These assignments are done and cash is received weekly. The Company in anticipation of this funding issues checks which are in excess of recorded deposits. Checks are never issued in excess of the expected funding amounts.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

The Company maintains cash in depository accounts which, at times, may exceed FDIC insurance limits. At December 29, 1996 balances in excess of FDIC limits were approximately $102,000.

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company grants credit to health-care facilities primarily in Colorado, New York, and Texas; however, travel nurses are made available throughout the United States. The Company periodically performs credit analysis and monitors the financial condition of its clients in order to minimize credit risk.

Both the supplemental staffing services and home care staffing services are subject to third party reimbursement arrangements. Such third-party payers maintain standards which providers must satisfy to remain eligible for participation and reimbursement; thus a certain portion of the Company's future operating results are dependent on its ability to remain eligible for participation in such third-party payer programs. Approximately 6% and 12% of the Company's revenues are dependent upon the Medicare and Medicaid third-party payers programs for the years ended December 29, 1996 and December 31, 1995, respectively.

Financial Instruments

The carrying value of the Company's accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the financial instruments.

Due to current interest rates available to the Company for debt being similar to rates on the Company's remaining maturities, the fair value of existing debt approximates its carrying value.

Revenue Recognition

Revenue is recognized when services are rendered at the net realizable amounts expected to be received from payers, patients and others. Amounts reimbursed by certain payers of healthcare services are subject to examination and adjustment. These adjustments are accrued throughout the year and adjusted in future periods as the final settlements are determined. At December 29, 1996, the Company has recorded a liability of $535,000 for the amount due for the difference between actual costs and costs to be reimbursed. This liability was recorded as a reduction in revenue.

Income Taxes

The Company recognizes deferred tax liabilities and assets based on the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company's temporary differences result primarily from the cash to accrual transition adjustment due to a required change from the cash to accrual basis and depreciation and amortization.

Loss Per Common Share

Loss per common share is based upon the weighted average number of shares outstanding during each of the respective years. The common stock equivalents are not included in the computation as their effect would be anti-dilutive.

Property and Equipment

Property   and  equipment  are  stated  at  cost.   Depreciation   is
calculated using the straight-line method over the estimated useful lives of the related assets which range from five to seven years.

Intangible Assets

Intangible assets are stated at cost, and consist of goodwill, non-compete agreements and acquisition costs. Goodwill and non-compete agreements are amortized using the straight-line method over fifteen and three years, respectively.

Acquisition costs represents costs incurred in connection with the Company's proposed acquisitions. Acquisition costs will be included in the purchase price of the acquisitions if successful, or expensed in operations if the acquisitions are unsuccessful.

The Company adopted the provisions of SFAS 121 in 1995. Under SFAS 121, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows of its acquisition in its assessment of whether or not goodwill has been impaired. At December 31, 1995, the Company determined an impairment of goodwill was appropriate (Note 2). The impairment was computed based on future discounted cash flows.

Reclassifications

Certain amounts in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation.

Continued Existence

The Company has suffered recurring losses for the past several years and incurred a net loss for the year ended December 29, 1996 of $1,207,000. In addition, the Company had a working capital deficit of $1,338,000. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

Management's plans in regard to these matters include pursuing a number of alternatives for additional financing which may include a public and/or private offering of the Company's securities. The Company is currently holding discussions with investment bankers and financial institutions related to an offering of securities and new debt financing. No agreements have been reached to date. There can be no assurance that the Company will undertake such financings or that the Company will be able to obtain any additional financing on terms acceptable to the Company.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


Note 2 - Acquisitions

Ellis Health Services, Inc.

In April 1996, the Company signed an amended Asset Purchase and Sale Agreement to acquire certain assets of Ellis Health Services, Inc. ("Ellis"). The purchase price for the Ellis assets was paid through the issuance of 256,250 shares of the Company's common stock. The Company agreed to guarantee the value of the stock issued at $4.25 per share on the first 12,000 shares sold each month and $4 per share thereafter. If the price at which the former owner of Ellis sold the common stock was less than the guaranteed value, the Company agreed to issue additional stock or cash to make up the difference. Through December 29, 1996, the former owner of Ellis sold 284,453 shares of the Company's common stock for proceeds of approximately $600,000. Additionally, the Company paid $60,000 in cash to the former owner. Due to the deficiency in realized value, the Company has accrued $500,000 as a liability at December 29, 1996 which will be paid to the former owner of Ellis in either stock or cash. An officer, director and shareholder of the Company transferred 100,000 shares of common stock to the former owner of Ellis to cover a portion of deficiency. The shares were sold in 1997 by the former owner for proceeds of approximately $100,000 which will be recorded as additional paid in capital in 1997. The acquisition was accounted for as a purchase with the result of operations included since the date of acquisition. The purchase of $1,059,000 was allocated to Goodwill and is being amortized over fifteen years.

STAT Health Care Services, Inc.

The Company acquired certain assets of STAT Health Care Services, Inc. ("STAT") in July 1996. The purchase price was paid $1,550,000 in cash, 125,000 warrants to purchase common stock at $1.88 per share with an imputed value of $92,500 using the black scholes valuation method, and 200,000 shares of common stock of the Company valued at $1.88 of the date of acquisition. The acquisition was accounted for by purchase with the result of operations included since August 1996 (date of acquisition). The purchase price of $2,145,000 was allocated to goodwill.

A shareholder who participated in the preferred stock private placement in which the proceeds were used to fund the cash portion of the STAT acquisition was paid a commission of $117,000 in 1996 and issued a warrant to purchase 100,000 shares of common stock at $2.00 per share. The warrant price was subsequently reduced to $1.00 per share in January 1997.

TherAmerica

In January 1997, the Company acquired certain assets of Colorado Therapists On Call, Inc. ("CTOC") and Professional Healthcare Providers, Inc. ("PHP"), together doing business under the name Theramerica. The Company paid $2,000,000 cash and assumed approximately $175,000 of liabilities for the acquisition which was effective January 1, 1997. The Company accounted for the transaction as a purchase.

The purchase price was allocated to the assets based upon the following estimated fair values at the acquisition date:


  Net tangible assets                       $ 160,000
  Non compete                                  50,000
  Excess of cost over net assets acquired
   (goodwill)                               1,965,000

                                           $2,175,000

The following table depicts the unaudited historical and pro forma results of the Company's 1996 and 1997 acquisitions.


                             (Unaudited)

                                                                        Consol-
             Recorded                                     Adjustments   idated
             Amounts       Ellis      STAT    TherAmerica      (4)     Balances
Year Ended
 December 31,
 1995

Revenues    $12,978,000 $1,802,000 $5,625,000 $9,653,000 $       -  $30,058,000

Net
 income
 (loss)     $(4,611,000)$   56,000 $  514,000 $  (71,000)$  233,000 $(3,879,000)

Preferred
 stock
 dividends     (876,000)       -         -           -     (190,000) (1,066,000)

Net
 income (loss)
 applicable to
 common share-
 holders    $(5,487,000) $   56,000 $ 514,000 $   (71,000) $ 43,000 $(4,945,000)

Net income
 (loss) per
 common share      (5.05)       .05       .47         (.06)     .04       (4.55)


                             (Unaudited)
                                                                           Cons-
               Recorded                                      Adjustments  idated
              Amounts(1)    Ellis(2)    STAT(3)  TherAmerica     (4)    Balances
Year ended
 December 29,
 1996

Revenues     $14,259,000   $600,000   $2,658,000 $8,378,000   $   -  $25,895,000

Net income
 (loss)      $(1,207,000)  $     -    $  133,000 $  (62,000) $247,000 $(829,000)

Preferred
 stock
 dividends       349,000         -            -          -         -    349,000

Net income
 (loss) applicable
 to common share-
 holders        (858,000)     60,000     133,000    (62,000)  247,000  (480,000)

Net income
 (loss) per
 common share       (.19)        .01         .03       (.01)      .05      (.11)

(1) Includes the results of operations for Ellis from April 1, 1996 and for STAT from August 1, 1996.
(2)   Represents activity for three months ended March 31, 1996.
(3)   Represents activity for the seven months ended July 31, 1996.
(4) Adjustments relate to amortization of goodwill and interest expense on acquisition debt which would have been required had the Company completed the acquisition at the beginning of the period, and the elimination of certain corporate expenses which would not have been incurred.


Note 3 - Balance Sheet Disclosures

Property and equipment consists of the following:

  Furniture and fixtures                     $ 51,000
  Computer hardware and software              560,000
                                              611,000
  Less accumulated depreciation              (256,000)

                                             $355,000

Depreciation expense was $105,000 and $90,000 for the years ended December 29, 1996 and December 31, 1995, respectively.

Intangible assets consist of the following:

  Goodwill                                   $5,687,000
  Non-compete agreements                        200,000
  Acquisition costs                              20,000
                                              5,907,000
  Less accumulated amortization and
   impairment                                (1,827,000)

                                              4,080,000

Amortization expense was $266,000 and $190,000 for the years ended December 29, 1996 and December 31, 1995, respectively. In 1995, management of the Company assessed several factors relating to goodwill recorded on two acquisitions made in 1994 and determined that an impairment of $1,300,000 was appropriate.

Accrued liabilities consist of the following:

Amount due under Ellis acquisition           $   500,000
Amounts due Medicare                             535,000
Other                                            585,000

                                              $1,620,000


Note 4 - Notes Payable and Long-Term Debt

Notes payable for December 29, 1996 consists of the following:

Note payable, interest at 8%, interest payable monthly.
Principal   and  interest  are  due  monthly  beginning
February  15, 1997 through final payment  on  July  15,
1997.  Collateralized by certain intangibles.  The note
is personally guaranteed by a stockholder, officer, and
director.                                                   $ 145,000
Less current portion                                         (145,000)

Total long-term debt                                        $      -



Note 5 - Advances Under Financing Agreements

The Company has entered into an agreement with a financial institution whereby all of the Company's subsidiaries assign substantially all of the subsidiaries' accounts receivable (with recourse) to the financial institution. The Company receives advances of 85% on eligible receivables and pays a fee of 3% above the bank's prime rate (11.5% at December 29, 1996) on outstanding advances limited to $5,000,000. The outstanding balance owed to this financial institution at December 29, 1996, was approximately $3,318,000. Fees paid to this financial institution for the year ended December 29, 1996 and December 31, 1995, approximated $441,000 and $401,000, respectively. This agreement can be terminated by the financial institution upon thirty days notice to the Company.

The Company is unable to reasonably estimate the accounts that are ultimately charged back to the Company and therefore, the Company presents the advance arrangements as debt.


Note 6 - Capital Leases

The Company leases a portion of their computer equipment. the Company leases the equipment under various leases all that have a 36 month term and contain a bargain purchase option. Property and equipment includes approximately $150,000 of leased equipment. The future minimum lease payment as of December 29, 1996 are as follows:

  1997                                     $   66,000
  1998                                         50,000
  1999                                          5,000
                                              121,000
  Interest                                     21,000
                                              100,000
  Current portion                              50,000

  Long-term portion                        $   50,000


Net book value of the leased equipment was $114,000 at December 29, 1996.


Note 7 - Commitments and Contingencies

Operating Leases

The Company leases office facilities and equipment under non-cancelable operating leases. One of the office leases is personally guaranteed by an officer, director, and stockholder. Rent expense for the years ended December 29, 1996 and December 31, 1995 was $188,000 and $140,000, respectively.

Future minimum lease payments under these leases are as follows:

  Fiscal Year Ended December
                                              Amount

             1997                           $295,000
             1998                            226,000
             1999                            180,000
             2000                            138,000
             2001                             34,000

                                            $873,000

Litigation

In  1997,  a  former patient filed a complaint in Texas  against  the
Company alleging that an employee/therapist of the Company was negligent. The Company believes that there was no wrong doing and intends to defend itself vigorously against the charges. The client/hospital where the employee was working at the time of the alleged incident paid the plaintiff $100,000 in settlement and release from further claims. The client/hospital has now demanded that the Company indemnify them for the $100,000 as the client/hospital alleges this is stipulated in a contract between the Company and the client/hospital. The Company does not believe that it has a contractual obligation to indemnify the client/hospital in this situation and intends to vigorously defend against this demand. The Company believes that it will not incur any material losses in excess of accrued amounts.

Ellis Guarantee

The Company purchased Ellis Health Services, Inc. by issuing 256,250 shares of the Company's common stock and guaranteeing that the former owner of Ellis would realize at least $4.25 per share upon the sale of the first 12,000 shares each month and 4.00 per share thereafter. The Company agreed to issue additional shares or stock to make up any shortfall and the Chairman and CEO of the Company pledged 100,000 of his personal shares as collateral. At December 29, 1996, the former owner of Ellis had a shortfall of approximately $500,000 from the sales of stock to that date. In January 1997, the former owner of Ellis exercised his right to take the security pledged by the
Chairman and CEO of the Company. The Board of Directors of the Company approved the issuance to the Chairman and CEO 100,000 shares of common stock and options to purchase 250,000 shares of common stock at $1.00 per share to compensate the Chairman and CEO for the loss of his personal shares. The $1.00 per share represented the fair market value of the shares at the date of the grant. In March 1997, the former owner of Ellis presented a demand letter to the Company requesting immediate payment of the remaining short fall of approximately $400,000. The letter also stated that if the Company is unable to pay such amount by April 7, 1997 legal action will be pursued with the former owner seeking recovery of the shortfall, interest, attorney fees, and other related expenses incurred. The Company has begun negotiations with the former owner in an attempt to resolve this matter.


Note 8 - Stockholders' Equity

Public Offering

In September 1994, the Company completed an equity offering whereby the Company sold 225,000 units at $23.50 per unit, each unit consisting of two shares of 12% cumulative convertible preferred stock, one share of common stock, and three warrants (the "1994 Warrants") to purchase common stock. The Company received approximately $4,034,000, net of offering costs of $1,253,000. The preferred stock is convertible into 2.5 shares of the Company's common stock at any time and will convert automatically into the Company's common stock if the closing bid price of the common stock equals or exceeds $6.00 for 10 consecutive trading days. Subsequent to December 31, 1995, all of the preferred stock and interest automatically converted into 1,173,631 shares of common stock.

The 1994 Warrants entitle the holder to purchase one share of common stock at an exercise price of $5.00 and expire in September 1999. The 1994 Warrants may be redeemed by the Company for $.25 per warrant upon 30 day's written notice at any time on or after September 12, 1995, or earlier if the closing bid price for the common stock equals or exceeds $7.50 for ten consecutive trading days.

1996 Private Placement

In July and September 1996, the Company completed a private placement of 244 units, each unit consisting of a share of convertible preferred stock, $10,000 par value ("1996 Preferred Stock"), a warrant to purchase 8,000 shares of the Company's common stock at $2.50 per share and a unit purchase option to purchase an additional unit at $10,000 per unit. The convertible preferred stock carries a 10% dividend and is convertible at the lesser of $1.25 or 75% of the average sales price for the five trading days prior to conversion. The private placement raised gross proceeds to the Company of approximately $2,440,000.

Approximately $1,550,000 of the proceeds raised was used to fund the cash purchase portion of STAT. A shareholder who participated in the placement of the private placement was paid a commission of $117,000 in 1996 and issued a warrant to purchase 100,000 shares of common stock at $2.00 per share. The warrant price was subsequently reduced to $1.00 per share in January 1997.

During 1996, 88.5 units (with accrued dividends) were converted to 923,111 shares of common stock. In addition, a Unit holder who held 17 units was allowed to reduce their purchase price on their warrants to $1.00 per share from $2.50 per share, resulting in gross proceeds to the Company of $136,000 in November 1996. Subsequent to year end, an additional 100 units have been converted through March 3, 1997 resulting in the issuance of an additional 1,388,723 shares of common stock in 1997. Also in 1997, a Unit Holder who held 20 Units exercised their Unit purchase option resulting in gross proceeds to the Company of $200,000. The Unit holder immediately converted the preferred to common resulting in the issuance of 257,028 shares of common stock in January 1997.

1997 Private Placement

In January and February 1997, the Company completed a private placement of 167.15 Units, each unit consisting of one share of convertible preferred stock, $10,000 par value, "1997 Preferred Stock", and a warrant to purchase 10,000 shares of common stock at $1.00 per share. The convertible preferred stock carries no dividend if the underlying common stock is included in an effective registration statement within 90 days of the date of the agreement. After 90 days, if the underlying shares are not included in an effective registration statement, the dividend rate becomes 18%. In addition, the preferred stock contains a redemption feature whereby if the underlying common stock which the preferred shares are convertible into is not effectively registered by the second anniversary date of each respective unit, the holder at their option may redeem the preferred shares for $10,000 back plus all accrued unpaid dividends. The Company raised gross proceeds of $1,671,500 from this private placement. Commissions of $99,540 were paid to individuals who assisted in the private placement who are also shareholders of the Company. Substantially all of the proceeds were used to purchase TherAmerica (Note 2).

Stock Options and Warrants

In  May  1988,  the  Company adopted an incentive stock  option  plan
(ISO), which provides for the grant of options representing up to 100,000 shares of the Company's common stock to officers and employees of the Company upon terms and conditions determined by the Board of Directors. Options granted under the plan are generally exercisable immediately and expire up to ten years after the date of grant. Options are granted at a price equal to the market value at the date of grants, or in the case of a stockholder who owns greater than 10% of the outstanding stock of the Company, the options are granted at 110% of the fair market value. At December 29, 1996 options to purchase 50,000 shares of common stock at between $1.20 and $2.50 remain outstanding. These options expire between 2002 and 2004.

In 1994, the Board of Directors established, the Omnibus Stock Plan of 1994 (1994 Plan) and reserved 500,000 shares of the Company's common stock for grant under terms which could extend through January 2004. All options and warrants issued under this plan are non-
qualified. Grants under the 1994 Plan may be to employees, non-employee directors, and selected consultants to the Company, and may take the form of non-qualified or incentive stock options, not lower than 50% of fair market value. To date, the Company has not issued any options below fair market value at the date of grant. Incentive stock options and options to directors may be granted only at fair market value, except that incentive stock options granted to employees who are also owners of 10% or more of the Company's outstanding common stock must be at prices no lower than 110% of fair market value.

In November 1994, the Board of Directors issued 575,252 warrants to two officers, directors, and stockholders. The warrants have an exercise price of $1.75, the fair market value at the date of grant. The warrants vest immediately and are exercisable when the Company's consolidated revenues, on a proforma basis, equal or exceed $20 million, or at the end of seven years, whichever comes first. In 1995, 287,626 of the warrants were canceled.

In 1996, the Board of Directors established the 1996 Stock Option Plan (the "1996 Plan") with terms similar to the 1994 Plan. During 1996, the Company issued 300,000 options to purchase the Company's common stock at $1.88 expiring in 2006. The Board of Directors of the Company reserved 3,000,000 shares of common stock for issuance under the 1996 Plan.

Also during 1996, the Company canceled and reissued certain options to certain officers and directors of the Company. Options to purchase 224,187 shares of common stock at exercise prices ranging from $1.20 to $2.75 which were issued to certain officers and directors under the 1994 Plan were canceled. Options to purchase 239,437 shares of common stock at $1.88 (which represented the fair market value of the common stock at the time of grant) were issued as replacement for the canceled options. The additional 15,250 options were issued to replace the loss in value for those option holders who held options at exercise prices which were less than $1.88.

Stock Options and Warrants

In addition, in January 1997, the Company canceled and reissued 150,000 options to purchase the Company's common stock to an officer of the Company. The options were originally exercisable at $1.88 (100,000 options) and $3.25 (50,000 options). The option exercise price was reset to $1.00 which represented the fair market value of the options at the time of the grant.

Subsequent to year end, the Company granted 443,748 options to purchase common stock at $1.00 per share under the "1996 Plan", 133,609 of which were granted to officers and directors.

The following is summary of options and warrants granted, all of which expire at various times through 2004.

                  Number of Options
                                        Exercise                     Exercise
                                        Price Per     Number of      Price Per
                 ISO        Non-Plan      Share        Warrants        Share

Outstanding
 December 31,
 1994          527,375     15,500      $1.00-$2.75     1,887,356    $1.75-$5.00

Options/warrants
 granted       600,000        -        $0.63-$6.00           -                -
Warrants
 canceled          -          -              -          (372,752)   $1.75-$6.00
Options
 canceled       (6,000)       -              -               -              -

Outstanding
 December 31,
 1995        1,121,375      15,500      $0.63-$6.00     1,514,604    $1.75-$5.00

Option/warrants
 granted       539,437        -         $1.88            2,217,000   $1.00-$2.50
Warrants
 canceled          -          -              -                -               20
Unit options
 granted (1)       -          -              -           1,952,000           -
Options
 canceled     (317,687)     (8,000)     $0.63-$6.00       (178,491)       $1.49
Options/warrants
 canceled          -          -              -            (180,450   $1.00-$4.00

Outstanding
 December 29,
 1996        1,343,125       7,500      $0.63-$6.00      5,324,663   $1.00-$5.00

(1)    Represents option to purchase an additional unit identical  to
  the  Unit  issued  in the July/September private  placement.   Each
  $10.000 unit consists of one share of convertible preferred (convertible at the lesser of $1.25 or 75% of the closing price on the five trading days prior to conversion) and a warrant to purchase 8,000 shares of common stock at $2.50 per share for three years.

The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Corporation's two stock option plans been determined based on the fair value at the grant date for awards in 1995 consistent with the provisions of SFAS No. 123, the Corporation's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                            1996            1995

Net loss - as reported                     $  (858,000)   $(5,487,000)
Net loss - pro forma                        (1,792,000)    (5,836,000)
Loss per share - as reported                      (.19)         (5.05)
Loss per share - pro forma                        (.40)         (5.37)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 0%; expected volatility of 93%; discount rate of 11.5%; and expected lives of 10 years.

Dividends

In  1995,  the  Board of Directors declared a stock dividend  on  the preferred stock to be paid in common stock. Under the terms of the preferred stock, if the Company does not have $750,000 cash or cash equivalents then the dividend may be paid by issuing common stock at the rate of $1.80 per share annualized. The Company accrued dividends at the $1.80 level for 1995 as the Company did not have $750,000 in cash and cash equivalents. The dividends on the preferred stock for the year ended December 31, 1995 were $876,000 of which $435,000 was paid in common stock of the Company. The remaining dividends of $441,000 were accrued at year end and recorded as a dividend payable in common stock.

During January 1996, the outstanding 12% preferred stock at December 31, 1995 was automatically converted into common stock. All unpaid dividends on that preferred stock were void and no longer payable. Since the dividends were previously reflected in the statement of operations as a component of the net loss applicable to common stockholders, the recovery of the accrued dividends has been reflected as a credit in determining the net loss applicable to common stockholders in 1996 on the statement of operations in the accompanying financial statements.

The following is a summary of dividends reflected in the net loss applicable to common stockholders.

<CAPTION)
  Dividends previously accrued and
   recaptured related to the preferred
   stock conversion                             $441,000
  Accrued dividends on 1996 preferred stock
   issuances                                     (92,000)

                                                $349,000

Regulation S Offering

On November 22, 1995, the Board of Directors of the Company approved the issuance of one million shares of Common Stock to non-U.S.
persons at a cash purchase price of $.50 per share in an offering made pursuant to Regulation S under the 1933 Act. $200,000 of these subscriptions were paid on December 15, 1995 and, after certain wiring delays, $300,000 on January 3, 1996.

Stock for Services

As of December 8, 1995, the Company engaged the services of three consultants to provide the Company with various business services related to the expansion of the Company's business. These consultants were issued an aggregate of 500,000 shares of Common
Stock pursuant to transactions exempt from the registration requirements of the Act for services rendered prior to December 8,
1995. The consultants were also issued warrants to purchase an aggregate of 100,000 shares of Common Stock at a price of $6.00 per share for services to be rendered after December 8, 1995. The warrants expire twenty-four months from the date of issuance or upon termination or breach of the consulting agreements. The stock was valued at $2 which was the bid at the date of the agreement issuance.

In July 1995 the Company issued 75,000 shares of stock for services to an individual for consulting related services. The stock was valued at $1.24 which represented the bid price at the date of issuance.

Stock Payoff of Note Payable

In February 1996, the Company paid off a note payable consisting of principal of $25,000 and accrued interest payable of approximately $23,000 with issuance of 13,700 shares of common stock. The common stock was valued at $3.50 which represented the fair market value of the common stock at the time of the payoff.

Settlement of Stock for Services

In September 1996, the Company settled a dispute with a former investment banker who claimed that the Company owed the investment banker approximately $53,000. The Company settled the dispute by issuing 20,133 shares of common stock.


Note 9 - Significant Fourth Quarter Adjustments

During the fourth quarter of 1996, the Company recorded the following adjustments:

  Termination, vacation and other payroll
   adjustments                               $ 156,000
  Litigation accrual                           100,000
  Medicare adjustments                         100,000
  Eleventh Hour acquisition costs written
   off                                          86,000
  Warrants issued for services                  48,000
  Increase in allowance for uncollectible
   accounts receivable                          83,000

                                              $573,000


Note 10 - Income Taxes

The temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a deferred tax asset are primarily due to a cash to accrual transition adjustment due to the Company being required to adopt the accrual basis for income tax filing purposes.

The components of deferred tax assets (liabilities) in the balance sheet, which are fully limited by a valuation allowance, are as follows:

<CAPTURE>
  Accounting method differences             $  281,000
  Net operating loss carryforward            1,676,000
                                             1,957,000
  Less valuation allowance                  (1,957,000)

  Net deferred tax asset                    $   -

The deferred tax asset valuation allowance decreased $34,000 during 1996.

The Company has incurred net losses for federal tax reporting purposes since inception of approximately $4,934,000. The tax net operating loss (NOL) carryforwards expire in years 2003 through 2010. The utilization of $4,718,000 of the NOL carryforward is limited to $469,000 on an annual basis due to an effective change in control which occurred as a result of the 1996 private placement. Due to the existence of net operating losses incurred by the Company which raise substantial doubt about the Company's ability to continue as a going concern, the Company has concluded it is more likely than not that it will not realize its deferred tax asset and accordingly has established a valuation allowance of $1,957,000.


Note 11 - Subsequent Events

On January 28, 1997, the Company executed a convertible note receiving proceeds of $1,000,000 from a shareholder of the Company. Interest accrues on the note at 12.5% and the note matures on January 27, 1998. If the note is not paid off by May 28, 1997, the note becomes convertible to common stock until January 27, 1998 at the lower of $1.50 or 65% of prior five trading days closing price of the common stock. The proceeds of the note were used to fund the acquisition costs related to TherAmerica.