Form 10QSB
period 1997-03-31
INTERNATIONAL NURSING SERVICES INC
filed 1997-05-20
CIK 890784

1
                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 30, 1997

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934



Commission File Number:                 0-24768

                   INTERNATIONAL NURSING SERVICES, INC.
     (Exact name of small business issuer as specified in its charter)


          Colorado                                84-1123311
(State or other jurisdiction of incorporation or organization)
(I.R.S. Employer Identification No.)


     360 South Garfield St.  Suite 400, Denver, CO  80209
(Address of principal executive offices)         (Zip Code)


                              (303) 393-1515
            (Issuer's telephone number, including area code)


     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.     [X] Yes           [  ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 15, 1997.

          Common Stock, $0.001 par value            7,636,200
                   Class                         Number of Shares



                   INTERNATIONAL NURSING SERVICES, INC.

                                   INDEX




PART I.   Financial Information                                       Page No.


     Item 1.  Financial Statements

            Consolidated Balance Sheets -- March 30, 1997 (Unaudited) and
                December 29, 1996                                         3

             Unaudited Consolidated Statements of Operations -- For the
                Three Months Ended March 30, 1997 and March 31, 1996      4

             Unaudited Consolidated  Statements of Cash Flows -- For the
                Three Months Ended March 30, 1997 and March 31, 1996      5

             Notes to Unaudited Consolidated Financial Statements         6


     Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                 9


PART II.  Other Information                                              11

     SIGNATURES                                                          13




                        INTERNATIONAL NURSING SERVICES, INC.
                            CONSOLIDATED BALANCE SHEETS


                                        March 30,      December 29,
                                          1997            1996

Current assets
 Accounts receivable, net               $5,884,000        $4,458,000
 Other current assets                      210,000            19,000
    Total current assets                 6,094,000         4,477,000

Property and equipment, net                423,000           355,000

Other assets
 Intangible assets, net                  6,074,000         4,080,000

Total assets                           $12,591,000        $8,912,000

Current liabilities
 Checks written in excess of book
  balance                              $   253,000        $   65,000
 Accounts payable                        1,389,000           617,000
 Accrued expenses                        1,226,000         1,620,000
 Current portion of debt                   944,000           145,000
 Current portion of capital lease
  obligation                                52,000            50,000
 Advances under financing agreement      3,816,000         3,318,000
     Total current liabilities           7,680,000         5,815,000

Long-term debt
 Long-term portion of capital lease         37,000            50,000

Stockholders' equity
 Preferred stock, 10% cumulative convertible,
  $10,000 par value, 488 shares authorized,
  155 and 52 issued and outstanding at
  December 29, 1996 and March 30, 197,
  respectively, liquidation preference
  $20,000 per share                        199,000          1,234,000
 Preferred stock, 0% cumulative convertible,
  $10,000 par value, 300 shares authorized,
  167.15 issued and outstanding at March 30,
  1997, liquidation preference $10,000 per
  share                                   1,671,000                -
 Common stock, $.001 par value; 25,000,000
  shares authorized, 5,688,292 and 7,382,232
  issued and outstanding at December 29, 1996
  and March 30, 1997, respectively            7,000             6,000
 Dividends payable with common stock         37,000            66,000
 Additional paid-in-capital              10,224,000         8,965,000
 Accumulated deficit                     (7,264,000)       (7,224,000)
    Total stockholders' equity            4,874,000         3,047,000

Total liabilities and stockholders'
 equity                                  12,591,000         8,912,000



         The accompanying notes to consolidated financial
      statements are an integral part of these consolidated
                            statements





            INTERNATIONAL NURSING SERVICES, INC.

            CONSOLIDATED STATEMENTS OF OPERATIONS


                                          For the Three Months Ended March 30,
                                                  1997 and March 31, 1996
                                                 1997                1996

Net revenues                                  $6,663,000           $3,364,000

Direct costs of services                       5,125,000            2,445,000

Gross Margin                                   1,538,000              919,000

Selling, general and
 administrative expenses                       1,406,000              726,000

Net income from
 operations                                      132,000              193,000

Interest expense, net                            172,000              127,000

Net income (loss)                             $  (40,000)            $ 66,000


Net income (loss) per
 common share (Note 7)                        $     (.09)            $    .10

Weighted average shares                        7,102,640            4,922,319
 outstanding

 The accompanying notes to consolidated financial statements are an integral part of these consolidated statements


                         INTERNATIONAL NURSING SERVICES, INC.
                        Consolidated Statements of Cash Flows

<CAPTION

                                           For the Three Months Ended March 30,
                                                   1997 and March 31, 1996
                                                  1997                1996

Cash flows from (used in) operating activities
 Net income (loss)                              $(40,000)             $  66,000
 Adjustments to reconcile net income (loss) to
  net cash flows from (used in) operating
  activities
  Depreciation and amortization                  157,000                 77,000
  Net changes in current assets and current
   liabilities                                (1,051,000)               (81,000)
        Net cash flows from (used in) operating
         activities                             (934,000)                62,000

Cash flows used in investing activities
 Purchase of property and equipment             (103,000)               (25,000)
 Business acquisition costs                   (2,116,000)               (54,000)
        Net cash flows used in investing
         activities                           (2,219,000)               (79,000)

Cash flows from (used in) financing activities
 Advances, net                                   498,000                (11,000)
 Payments on capital leases and debt            (100,000)               (90,000)
 Proceeds from convertible debt                1,000,000                     -
 Net proceeds from exercise of unit option       200,000                     -
 Net proceeds from issuance of preferred stock 1,555,000                     -
 Net proceeds from issuance of common stock          -                   99,000
         Net cash flows from (used in)
          financing activities                 3,153,000                 (2,000)

Net (decrease) increase in cash and
 cash equivalents                                    -                  (19,000)

Cash and cash equivalents, at beginning
 of period                                           -                   19,000

Cash and cash equivalents, at end of period          -                       -



Non-cash investing and financing activities:
     Issuance of 1,436,916 shares of common stock upon conversion of convertible preferred.
     The Company recorded imputed dividends on preferred stock of $553,000 associated with the 1997 private placement.
     The Company imputed a discount on the convertible debenture of $134,000 using the Black-Scholes option pricing model related to the issuance of the warrant to purchase 200,000 shares of common stock associated with the convertible debenture issued. The Company recorded the discount as a reduction to the carrying value of the convertible denture and as an increase to additional paid-in capital.
     The Company also recorded additional imputed interest expense of approximately $22,000 related to the convertible debenture.

          The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.




                   INTERNATIONAL NURSING SERVICES, INC.

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements as of December 29, 1996 have been derived from audited financial statements, the report on which included an explanatory paragraph describing uncertainties concerning the Company's ability to continue as a going concern. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the fiscal year ended December 29, 1996. The results of operations for the three months ended March 30, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 28, 1997.

2.        ACQUISITIONS

     In January 1997, the Company acquired certain assets of Colorado Therapists On Call, Inc. ("CTOC") and Professional Healthcare Providers, Inc. ("PHP"), together doing business under the name TherAmerica, Inc. ("TherAmerica") The Company paid $2,000,000 cash and assumed approximately $175,000 of liabilities for the acquisition which was effective January 1, 1997. The Company accounted for the transaction as a purchase transaction.

3.   EQUITY TRANSACTIONS

     1997 Private Placement

     In January and February 1997, the Company completed a private placement of 167.15 Units, each unit consisting of one share of convertible preferred stock, $10,000 par value, ("1997 Preferred Stock"), and a warrant to purchase 10,000 shares of common stock at $1.00 per share ("1997 Warrant"). The convertible preferred stock carries no dividend. The preferred stock is convertible to common at the lesser of $1.00 or 75% of the average sales price for the five trading days prior to conversion . The Company raised gross proceeds of $1,671,500 from this private placement. Commissions of $99,540 were paid to individuals who assisted in the private placement who are also shareholders of the Company. Substantially all of the proceeds were used to purchase TherAmerica. In May 1997, 10 Shares of 1997 Preferred Stock were converted to 253,968 shares of common stock.



     1996 Private Placement

     In July and September 1996, the Company completed a private placement of 244 Units, each unit consisting of a share of convertible preferred stock ($10,000 par value) ("1996 Preferred Stock"), a warrant to purchase 8,000 shares of the Company's common stock at $2.50 per share ("1996 Warrant") and a unit purchase option to purchase an additional unit at $10,000 per unit ("Unit Options"). The convertible preferred stock carries a 10% dividend and is convertible at the lesser of $1.25 or 75% of the average sales price for the five trading days prior to conversion. The private placement raised gross proceeds to the Company of approximately $2,440,000.

     Through May 3, 1997, 192 units (with accrued dividends) have been converted to 2,359,715 shares of common stock. Also in 1997, a Unit Holder who held 20 Units exercised their Unit purchase option resulting in gross proceeds to the Company of $200,000. The Unit holder immediately converted the preferred to common resulting in the issuance of 257,028 shares of common stock in January 1997.

     In May of 1997, the Company cancelled 224 Unit Options in exchange for the Unit Option holders receiving a reduction in their warrant exercise price from $2.50 per share to $.625 per share. This action resulted in the cancellation of all but 20 of the Unit Options.

4.   CONVERTIBLE DEBENTURE

     On January 28, 1997, the Company issued a convertible note receiving proceeds of $1,000,000 from a shareholder of the Company. Interest accrues on the note at 12.5% and the note matures on January 27, 1998. If the note is not paid off by May 28, 1997, the unpaid principal of the note becomes convertible to common stock until January 27, 1998 at the lower of $1.50 or 65% of the prior five trading days closing price of the common stock. The proceeds of the note were used to fund the acquisition costs related to TherAmerica. The Company also issued a warrant to purchase 200,000 shares of common stock at $1.1875 per share until July 31, 1999 to the convertible note holder. The Company recorded an imputed discount on the convertible debenture of $134,000 using the Black-Scholes option pricing model related to the issuance of the warrant to purchase 200,000 shares of common stock at $1.1875 per share. For the quarter ended March 30, 1997, the Company recorded additional interest expense of approximately $22,000 which related to amortization of the imputed discount. The Company amortizes the imputed discount over the expected term of the related debt.

5.   STOCK OPTIONS

     In addition, the Company cancelled and reissued 150,000 options to purchase the Company's common stock to an officer of the Company. The options were originally exerciseable at $1.88 (100,000 options) and $3.25 (50,000 options). The option exercise price was reset to $1.00 which represented the fair market value of the options at the time of the grant.

     During the first quarter of 1997 the Company granted 443,748 options to purchase common stock at $1.00 per share under the Company's incentive stock option plan, 133,609 of which were granted to officers and directors.

6.   LITIGATION

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

     In  April  1997, Ellis Home Care Services, Inc. ("EHCSI")  filed  a complaint in the United States District Court , Southern District of New York, against the Company. The complaint alleges that the Company has breached certain obligations it undertook in connection with the acquisition of the Ellis assets by the Company as described above, in particular that the Company pay EHCSI $421,705, which represents the difference between the asset purchase price of $1,060,063 and the total of (i) the aggregate sales proceeds EHCSI received from the sale of all of its shares of the Company's stock and (ii) a cash payment of $60,000 made by the Company to EHCSI. In addition to the amount of $421,705, the complaint seeks interest on such amount at nine percent (9%) per annum and attorney's fees. The Company has retained counsel to represent it in this proceeding.

7.   LOSS PER SHARE

     In accordance with the SEC's position on preferred stock with convertible features that are in the money at the time of issuance, the Company has imputed a value associated with such conversion features and has recorded the value as a discount on the preferred stock. The Company amortizes the imputed discount on the preferred stock over the period from issuance of the preferred stock to the earliest period at which the preferred stock becomes convertible. As the Company's 1997 preferred stock issuances are immediately convertible the Company has amortized the entire imputed discount as a component of dividends on preferred stock. The Company recorded additional dividends to preferred stockholders of approximately $553,000 for the quarter ended March 30, 1997, which merely represents an imputed increase to the dividend yield and not a contractual obligation on the part of the Company to pay such imputed dividends.

     Loss per share applicable to common stockholders is calculated as follows:

                                                   Three Months Ended
                                            March 30,1997        March 31, 1996

     Net income (loss)                       $   (40,000)          $ 66,000
     Preferred stock dividends - stated rate     (19,000)              -
     Preferred  stock dividends - imputed
      discount                                  (553,000)              -
     Preferred stock dividends - recaptured         -               441,000
     Net  income (loss) applicable to
      common stockholders                    $  (612,000)      $    507,000

     Net income (loss) per common share        $    (.09)      $        .10

     Weighted average shares outstanding       7,102,640          4,922,319





Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of three months ended March 30, 1997 and March 31, 1996

      The Company generated approximately $6,663,000 in revenues from operations for the quarter ended March 30, 1997, compared to approximately $3,364,000 in revenue for the first quarter of 1996. The increase in sales for the quarter is due to the acquisitions of Ellis Health Services, Inc., STAT Health Care Services, Inc. and TherAmerica. These acquisitions provided revenues of approximately $564,000, $1,205,000 and $2,224,000, respectively. These increased revenues were offset by losses in Texas and Colorado resulting from increased competition and administrative personnel departures.

      The Company's gross margin percentage decreased from 27% for the quarter ended March 31, 1996 to 23% for the quarter ended March 30, 1997. The decrease is due to gross margin erosion in Texas due to increased competition and the fact that the Company reflected the benefit of approximately $40,000 in workers compensation adjustments from 1995 in the first quarter of 1996 due to payroll being less than anticipated.

     Selling, general and administrative expenses increased for the quarter ended March 30, 1997 by approximately $680,000 or 94% as compared to the quarter ended March 31, 1996. The increase is approximately proportional to the increase in revenues of approximately 98%.

      Net income (loss) was reduced from $66,000 net income in the quarter ended March 31, 1996 to a net loss of $40,000 in the quarter ended March 30, 1997. The loss for the quarter is attributable to factors discussed above.

      The Company has initiated several programs and service lines which are intended to increase revenues for the remainder of 1997. In particular, a travel nurse division was started in late 1996 and resulted in approximately $68,000 in revenues in the first quarter of 1997. Other sales incentive programs have been developed to increase the existing sales base in Texas, Colorado and New York. In addition, the Company intends to monitor its selling, general and administrative costs to minimize these costs which were a material reason for the losses the Company has experienced in the past few years.

Liquidity and Capital Resources

     The Company's current liabilities at March 30, 1997 aggregated approximately $7,680,000 and current assets at March 30, 1997 aggregated approximately $6,094,000.

      In order for the Company to meet its current obligations, management anticipates the need to raise additional debt or equity capital. Management believes that the Company will generate cash from its operations, once certain non-recurring operating liabilities incurred in the past have been paid off. However, the Company will require the raising of additional debt or equity capital to meet those obligations.

       The Company currently utilizes an accounts receivable financing arrangement whereby approximately 85% of its billings are advanced to the Company on a weekly basis. The financing company then collects the accounts receivable on behalf of the Company and charges back to the Company any receivables which exceed 120 days outstanding. The Company is in discussion with the financing company and several other financial institutions to replace the current arrangement with an asset-based line of credit. Any new funds generated by the refinancing will be used to pay a portion of the $1,000,000 convertible loan due on May 28, 1997 and the remainder, if any, will be used for working capital purposes. There can be no assurance given that the Company will be successful in obtaining a new lending arrangement on improved terms which are satisfactory to the Company.

      The Company's ability to repay the convertible loan which is due on May 28, 1997, to continue paying on other outstanding obligations and to pursue further acquisitions is dependent upon the raising of additional debt or equity capital. There can be no assurance given that the Company will be successful in raising debt or equity capital on terms which are satisfactory to the Company. If the Company is unable to pay off all or part of the $1,000,000 convertible loan, the note holder then has the option of converting the unpaid principal into common stock of the Company at the rate of 65% of the common stock's prior five days closing price.





                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

In April 1997, Ellis Home Care Services, Inc. ("EHCSI") filed a complaint in the United States District Court, Southern District of New York, against the Company. The complaint alleges that the Company has breached certain obligations it undertook in connection with the acquisition of the assets of Ellis by the Company in 1996, in particular that the Company pay EHCSI $421,705, which represents the difference between the asset purchase price of $1,060,063 and the total of (i) the aggregate sales proceeds EHCSI received from the sale of all of its shares of the Company's stock and (ii) a cash payment of $60,000 made by the Company to EHCSI. In addition to the amount of $421,705, the complaint seeks interest on such amount at nine percent (9%) per annum and attorney's fees. The Company has retained counsel to represent it in this proceeding.


Item 2.  Changes in Securities

       None.

Item 3.  Defaults Upon Senior Securities

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     a.   Exhibits

               Included as exhibits are the items listed on the
          Exhibit Index. The Registrant will furnish a copy of any of the exhibits listed below upon payment of $5.00 per exhibit to cover the costs to the Registrant of furnishing such exhibit.

     b.   Reports on Form 8-K

          Form 8-K filed February 14, 1997 relating to Item 2, Acquisition
of Assets - Purchase of                      TherAmerica
          Form 8-K filed April 4, 1997 relating to the furnishing of
financial statements of TherAmerica               and Exhibits.



SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 19, 1997

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