Form 10KSB/A
period 1996-12-31
INTERNATIONAL NURSING SERVICES INC
filed 1997-05-22
CIK 890784

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                          Form 10-KSB/A

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

Industry Overview

  The Company believes the size of the supplemental staffing industry to be $45 billion and this segment of the market is growing at a 15% per year rate. Medical supplemental staffing is provided to health care institutions in the form of either staffing done on a daily basis or through travel nurse assignments that are generally thirteen weeks or longer in length.

  Health care institutions use supplemental staffing for the following reasons:

 Local and regional health care worker shortages;
 Episodic needs for specialty health care during specific disease epidemics;
 Increased patient acuity mix within the hospital markets;
 Increases in labor intensive medical care technology;
 The aging of the population; and
 Hospital trends to contain costs by cutting back staff positions to a minimal level and supplementing increased occupancy rates with agency staff.
  Hospital occupancy has shifted towards more outpatient/hospital early discharge/home health care programs. Numerous health care organizations have developed special or innovative arrangements for early discharges, including both pre- and post-admission services.

  The home health care market represents a $34 billion industry growing at 10% per annum. Health aides, nurses and therapists are provided to health care agencies on a per visit or daily basis. The home health care industry is expected to reach the $50 billion mark by the end of the decade. Independent projections indicate that 1995 revenue for home health care was approximately $28 billion with a compounded annual growth rate between 1995 - 1999 of 15%.

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




ITEM 2.    DESCRIPTION OF PROPERTY

      The Company's executive offices are located at Suite 400, 360 South Garfield Street, Denver, Colorado. A summary of the Company's facilities is provided below:

                                  Square      Expiration        1996
                                  Footage        Date           Rent
Houston, Texas                   2,626          8/14/97      $ 22,000

San Antonio, Texas               1,270          4/30/98        13,000

Yonkers, New York                2,006          6/30/97        18,000

Denver, Colorado                 6,613          9/30/00        91,000

Englewood, Colorado (1)          2,269         10/31/97        36,000

Phoenix, Arizona (1)               704          4/30/97         6,000

Ontario, California (1)          1,513         12/31/98        25,000


                                17,001                       $211,000

1)  Includes TherAmerica

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

                      Shares     Shares     Shares     Shares     Shares
                      Voted      Voted      Voted      Voted       Not
                       For      Against    Withhold   Abstain    Voted

Election of directors
 John Yeros         3,569,625      -         64,860        -          -
 Colleen Dougherty-
  Gray              3,572,499      -         61,626        -          -
 Tom Oberle         3,572,499      -         61,626        -          -
 Charlie Powell     3,572,499      -         61,626        -          -

Approval of increase
 in authorized
 shares             3,383,285    196,753        -       54,087        -

Approval of 1996
 Plan and amendment
 to 1996 Plan         821,938    249,098        -       92,242     2,481,047

Approval of
 independent
 auditors           3,552,781     30,088        -       51,256         -

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

Forward-Looking Statements and Associated Risks

      Management believes that this filing contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements include the plans and objectives of the management for future operations, including plans and objectives relating to services offered by and future economic performance of the Company. The forward-looking statements and associated risks set forth in this filing relate to the Company's business strategies to increase revenues from providing services to existing and future customers, implementing a strategic marketing program directed to local and national health care providers, the broadening of customer relationships through enhanced contracting, expanding services utilized by existing and future customers and clients; development of an integrated philosophy and plan defining the achievement of greater operating efficiencies, cutting operating costs, recruiting additional health care professionals, obtaining improved accounts receivable financing, funding current and future operations, the ability to raise additional debt or equity capital, the ability of the Company to avoid certain "extraordinary" or "non-recurring" charges and the Company's expressed desire and plan to grow through acquisitions.

      The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will continue to be able to provide on a cost effective and competitive basis quality home health care and supplemental staffing services, that the regulatory environment governing the Company's industry will not change in ways that are materially adverse to the Company and its operations, that the Company will be able to continue to fund operations, that improved receivables financing will be obtainable by the Company on terms acceptable to the Company, that the Company will be able to raise additional equity capital if required to fund operations and acquisitions, that the Company will be able to achieve operating efficiencies resulting in cost reductions, that a sufficient supply of qualified health care personnel will be available to the Company for deployment in the health care industry on a competitive and cost effective basis and that there will be no material adverse change in the demand for the Company's services or in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and therefore, there can be no assurance that the results contemplated in the forward-looking statements will be realized. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements.

      Important factors to be considered in connection with forward-looking statements include, without limitation, (a) the fact that the Company reported net losses in fiscal 1995 and fiscal 1996 and had an accumulated deficit and a working capital deficit in fiscal 1996; (b) the Company's lack of working capital may require the Company to raise additional equity or debt financing in order to fund operations and the cash portion of purchase prices payable in connection with acquisitions and the Company may be unable to raise such debt or equity financing; (c) the Company may not be able to obtain an improved credit facility for its current receivables financing arrangement or may not be able to obtain such credit facility on terms acceptable to the company; (d) the current uncertainty in the health care industry and government health care reform proposals considered from time to time may adversely affect the regulatory environment in which the Company operates and specifically affect the reimbursement rate payable under government programs such as Medicare and Medicaid, potentially resulting in decreased revenues from home care services; (e) the Company's dependence on customer relationships makes the Company vulnerable to consolidation in the health care industry, changes in customer personnel and other factors that may impact customer relationships; (f) the Company's ability to obtain needed licenses, permits and governmental approvals will directly affect the Company's economic performance and operation; (g) the Company's ability to compete in the highly competitive supplemental staffing services market will directly impact the Company's profitability and operations; the Company depends on key-management personnel, especially John P. Yeros to manage and direct the business and operations of the Company; (h) hospital budgetary cycles, increased competition for qualified medical personnel, patient admission fluctuations and seasonality will also impact the profitability of the Company and cash flow may fluctuate due to the adoption by hospitals and third party payers of new or revised reimbursement policies; (j) the Company's operations would be adversely affected by the expansion of more favorable credit terms in order to keep existing customers; (k) Company's ability to manage growth, particularly through acquisitions, will directly impact the Company's profitability and operations; (l) uninsured risks associated with providing home care and supplemental staffing services will also impact the Company's profitability and operations; and (m) various other factors may cause actual results to vary materially from the results contemplated in any forward-looking statements included in this filing. No assurances can be given that the foregoing factors will not result in a material adverse effect on the Company and its operations. Any of these important factors discussed above or elsewhere in this filing could cause the Company's revenues or net income, or growth in revenues or net income, to differ materially from prior results. In addition, growth in absolute amounts of selling, general and administrative expenses or the occurrence of extraordinary events could cause actual results to vary materially from the results contemplated by the forward-looking statements. Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditures or other budgets, which may, in turn, affect the Company's results of operation.

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

      Total net revenues increased approximately 10% from $12,978,000 for the year ended December 31, 1995 (the "1995 Fiscal Year") to $14,259,000 for the year ended December 29, 1996 (the "1996 Fiscal Year"). The increase was mainly attributable to the acquisitions of STAT and Ellis. The STAT and Ellis acquisitions were accounted for under the purchase method of accounting. Accordingly, revenues from these acquisitions are included in the consolidated financial statements of the Company from the date of the acquisitions, April 1996 for Ellis and July 1996 for STAT. Revenues from these two entities included in the statement of operations for the 1996 fiscal year were $2,395,000 for STAT and $1,185,000 for Ellis. These increases were offset by revenue losses in Colorado and Texas.

     The Company's total gross margin increased from 21% for the 1995 Fiscal Year to 24% for the 1996 Fiscal Year. The total gross margin increase reflects the higher gross margins from its recently acquired STAT and Ellis divisions.

      See Footnote 2 of the consolidated financial statements for the unaudited results of operations of the Company after giving effect to the Ellis, STAT and TherAmerica acquisitions as if they had been acquired as of January 1, 1995.

       Selling, general, and administrative expenses decreased approximately $1,213,000 or 23% from $5,296,000 in the 1995 Fiscal Year to $4,083,000 in the 1996 Fiscal Year. The decrease in selling general and administrative expenses relates to several factors:

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

     Loss from operations decreased $3,241,000 from $3,896,000 in the 1995 Fiscal Year to a loss from operations of ($655,000) in the 1996 Fiscal Year. The decrease reflects increases in gross margins from 21% to 24% and items discussed in the preceding paragraphs.

      Interest expense decreased 23% from $715,000 in the 1995 Fiscal Year to $552,000 in the 1996 Fiscal Year. The decrease relates to a renegotiated financing agreement with its lender which reduced the Company's effective interest rate from over 30% to approximately 12%. This decreased interest rate was partially offset by the increase in funding costs on the additional accounts receivable due to the STAT and Ellis acquisitions. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -- Liquidity of Capital Resources" and Note 5 to the Consolidated Financial Statements.

      Net loss decreased from ($4,611,000) in the 1995 Fiscal Year to ($1,207,000) in the 1996 Fiscal Year.

Comparison of Years Ended December 31, 1995 and 1994

      Total net revenues increased approximately 89% from $6,867,000 for the year ended December 31, 1994 (the "1994 Fiscal Year") to $12,978,000 for the year ended December 31, 1995 (the "1995 Fiscal Year"). The increase was mainly attributable to the acquisitions of Paxxon Services and Nurse Connection. The Paxxon Services and Nurse Connection acquisitions were accounted for under the purchase method of accounting. Accordingly, revenues from these acquisitions are included in the consolidated financial statements of the Company from the date of the acquisitions, September 19, 1994. Revenues from these two entities included in the statement of operations increased from $2,614,000 in 1994 to $9,421,000 in 1995.

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

     The Company's total gross margin decreased from 27% for the 1994 Fiscal Year to 21% for the 1995 Fiscal Year. The total gross margin decrease reflects the lower proportion of home care services performed by the Company in the 1995 Fiscal Year as compared to the 1994 Fiscal Year (home care services revenues were 10% of total net revenues in 1995 versus 30% in 1994) which generated a higher gross margin than supplemental staffing services. The Company's net revenues and gross margin for fiscal year 1995 do not include any amounts from Ellis, an entity that the Company is under contract to purchase upon receipt of the license recently approved by the Department of Health of the State of New York.
      The Company's total gross margin from supplemental staffing services decreased from 26% in 1994 Fiscal Year to 20% in 1995 Fiscal Year. Direct cost of services are substantially all employee and independent contractor related and consist of wages, payroll taxes, transportation and housing costs and other personnel related costs. The reduced margins in 1995 are largely the result of the Company's decision to convert its independent contractors in Texas to employees which resulted in the Company paying additional employer related payroll taxes. This reduced margin is also attributable to a more competitive environment in the Texas market which included significant consolidation amongst potential clients, more aggressive pricing from the Company's competitors and reduced staff availability.

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

      Net loss increased from ($170,000) in the 1994 Fiscal Year to ($4,611,000) in the 1995 Fiscal Year.

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

      The Company is pursuing a number of alternatives for additional financing which include a public and/or private offering of the Company's securities, attempting to obtain an asset based line of credit to replace its current accounts receivable factoring arrangement, considering calling for redemption of certain outstanding warrants or the making of an offer to reduce the exercise price of its outstanding warrants for a period of time to induce exercise and raise cash for the Company. There can be no assurance that the Company will undertake such financings, or that the Company will be able to obtain any additional financing on terms acceptable to the Company.

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

Barry J. McDonald             39        Medical Division President  and
                                         President of TherAmerica, Inc.

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


                                                         Long-Term
                                                       Compensation
                                Annual Compensation       Awards
                                                        Securities
                                                        Underlying
Name and Principal  Fiscal                                Options/
     Position        Year       Salary       Bonus        (Shares)

John P. Yeros        1996      $154,000      $ -         116,187(4)
Chief Executive
 Officer and
 Chairman of the     1995       130,000       10,000     300,000(3)
 Board               1994       109,000(2)     -         403,813

Colleen Dougherty-
 Gray                1996      $108,000       $  -       100,000
Former Chief
 Chief Operating     1995        96,000        5,000     100,000(3)
 Officer and Former
 Director            1994        96,000           -      100,000(3)

(1) With respect to each Named Officer, the aggregate amount of perquisites and other personal benefits, securities or property received was less than either $50,000 or 10% of the salary and bonus reported.
(2) Notwithstanding the terms of his employment agreement, Mr. Yeros agreed to reduce his annual salary for Fiscal Year 1994 to $109,000 rather than $120,000.
(3) The options to purchase 400,000 shares of common stock granted to Mr. Yeros and Ms. Dougherty-Gray were granted with an exercise price of $.63 per share which represented the fair market value of the common stock at the time of the issuance.
(4) The options to purchase 116,187 shares of common stock granted to Mr. Yeros at $1.88 per share which represented the fair market value of the common stock at the date of grant were replacing previously granted options to purchase 36,363 and 79,824 shares of common stock at $2.75 and $2.50, respectively.


     Option Grants Table. The following table sets forth information on grants of stock options pursuant to the Company's 1996 Plan to the Named Officers.


                                      Percent of
                                     total options/
                   Options/             warrants         Exercise
                   Warrants             granted to        or base
                    Granted             Employees          Price     Expiration
Name                (Shares)            in 1996(1)        ($/share)      Date

John  P. Yeros      116,187(2)              28%           $   1.88  August 2006

Colleen Dougherty
 -Gray              100,000(2)              24%               1.88  August 2006

(1) The Company issued options to acquire a total of 416,187 shares of its common stock to employees in 1996.
(2) Such options were granted pursuant to the 1996 Plan and are exerciseable immediately. See "Stock Option Plans."

Fiscal Year-End Options & Warrants - Option/Warrant Value Table. The following table sets forth information on year-end values of stock options and warrants for the Named Officers.


                  Number of securities under-
                  lying unexercised options/   Value of unexercised in-the-money
                  warrants at fiscal year-end        options at fiscal year-end
    Name          Exercisable     Unexercisable     Exercisable   Unexercisable

John P. Yeros        736,313                          $111,000

Colleen Dougherty-
 Gray                215,000                            37,000

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

Warrant Issuances

      In November 1994, the Board of Directors issued warrants to Messrs. Yeros and Hendricks entitling each of them to acquire 287,626 shares of common stock. The warrants have an exercise price of $1.75, the fair market value at the date of grant. The warrants vest immediately and are exerciseable when the Company's consolidated revenues, on a proforma basis, equal or exceed $20 million, or at the end of seven years, whichever comes first. The warrants expire at the end of seven years if not exercised. The Compensation Committee of the Board of Directors approved the granting of these warrants. In connection with Mr. Hendricks termination of employment, his warrant was canceled.

In July 1996, the Company issued the following warrants:


                         Number of  Exercise    Expiration
Warrant Holder             Shares     Price       Date            Reason

STAT Health Care
 Services                  125,000     $1.88   July 17, 1997   Purchase of STAT

Private placement
 participants            1,952,000     $2.50   July 18, 1999   Private placement

Private placement
 participants            1,952,000(1)  $1.25  December 31, 1997 Private
                                                                 placement

David Klugman              100,000(2)  $1.88  July 18, 1999     Private
                                                                 placement
                                                                 commission

David Watamull              20,000     $1.88  August 21, 1999   Consultant

Jim Gumina                  20,000     $1.88  August 21, 1999   Consultant

1) Represents option to purchase an additional unit identical to the Unit issued in the July/September private placement. Each $10,000 unit consists of one share of convertible preferred (convertible at the lesser of $1.25 or 75% of the closing price on the five trading days prior to conversion) and a warrant to purchase 8,000 shares of common stock at $2.50 per share for three years.

2) Subsequent to year-end, the exercise price of this warrant was reduced to $1.00 per share.
Subsequent to December 31, 1996, the Company issued the following warrants:

                         Number of  Exercise    Expiration
Warrant Holder            Shares     Price         Date            Reason

Private placement
 participants            1,671,500   $1.00   January 15, 2000-    Private
                                             February 21,2000      placement

Bridge loan participant    200,000   $1.19   July 31, 1999         Bridge loan

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

                                                    March 1, 1997
                                                Number of      Percent of
 Name                                             Shares         Class
John P. Yeros (1)                               1,139,768(2)      13.7%
Colleen Dougherty-Gray (1)                        215,000(3)       2.8%
Robin Bradbury (1)                                260,154(3)       3.4%
Barry McDonald                                     34,000           .5%
Thomas J. Oberle(1)                               113,250(3)       1.5%
Charles Powell(1)                                 110,000(3)       1.5%
All  directors and officers  as  a  group
 (six persons)                                  1,872,172(4)      20.6%
Laura Huberfeld(5)                                755,342          9.5%
Naomi Bodner(5)                                   859,342         10.8%
Newark Sales Corp.(5)                             720,604          9.1%


(1) The address for the named individual is Suite 400, 360 South Garfield Street, Denver, Colorado 80209.
(2) Includes 1,009,768 shares subject to currently exerciseable options or options exerciseable within sixty days.
(3) Represents shares subject to currently exerciseable options or options exerciseable within sixty days.
(4) Includes 1,742,172 shares subject to currently exerciseable options or options exerciseable within sixty days.
(5) The address for the named individual is c/o Broad Capital, 152 West 57th Street, 54th Floor, NY, NY 10019

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

19  Form of  Registration Rights/Purchase Agreement relating to  1996
          Unit Offering incorporated by reference to Form S-3 filed October 10, 1996.

10.20 TherAmerica Asset Purchase Agreement. Incorporated by reference to Form 8-K filed February 14, 1997.

10.21            Form   of  Registration  Rights/Purchase   agreement
relating to 1997 unit offering.*

10.22 Employment agreement, dated January 7, 1997, by and between John Yeros and the Company.*

21.            Subsidiaries of the Company.*

27.       Financial Data Schedule


*Filed herewith

                    (b)  Reports on Form 8-K.

               None.

                              SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized on March __, 1997.

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

     Signature                Title                    Date
[S]                           [C]                       [C]

     /s/ John P. Yeros                                 May 21, 1997
John P. Yeros                 Chairman of the Board
                         and Chief Executive
                         Officer (Principal
                         Executive Officer)

     /s/ Robin M. Bradbury                             May 21, 1997
Robin M. Bradbury             Chief Financial Officer
                         (Principal Financial and
                         Accounting Officer)

     /s/ Barry J. McDonald                              May 21, 1997
Barry J. McDonald             Chief Operating Officer


     /s/ Thomas J. Oberle                               May 21, 1997
Thomas J. Oberle              Director

     /s/ Charles Powell                                 May 21, 1997
Charles Powell           Director



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




                                 Ehrhardt Keefe Steiner & Hottman PC

March  21, 1997, except for Note 12, as to which the date is May  12,
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

                   See notes to consolidated financial statements.


                  INTERNATIONAL NURSING SERVICES, INC. AND SUBSIDIARIES

                         Consolidated Statements of Operations

                                               For the        For the
                                              Year Ended     Year Ended
                                             December 29,   December 31,
                                                1996           1995


Revenues                                      $14,259,000   $12,978,000

Direct costs of services                       10,831,000    10,278,000

Gross margin                                    3,428,000     2,700,000

Selling, general, and administrative            4,083,000     5,296,000
 expenses

Impairment of goodwill                                -       1,300,000

Loss from operations                             (655,000)   (3,896,000)

Interest expense                                  552,000       715,000

Net loss                                       (1,207,000)   (4,611,000)

Loss per common share, restated (Note 12)      $     (.57)   $    (5.05)

Weighted average common shares                  4,517,111     1,086,147
 outstanding

            INTERNATIONAL NURSING SERVICES, INC. AND SUBSIDIARIES

            Consolidated Statement Of Changes In Stockholders' Equity For the Years Ending December 29, 1996 and December 31, 1995

                        Common Stock          Preferred Stock
                   Number of                Number of                Paid-in
                     Shares      Amount      Shares      Amount      Capital
Balance, December  1,002,287    $  1,000    492,552    $  493,000  $4,674,000
 31, 1994                                                              -

Regulation S       1,000,000       1,000         -             -      499,000
 offering

Issuance of common
  stock
 Preferred stock     259,736          -           -            -       435,000
  dividend
 Stock issued for
  services           500,000      1,000           -            -     1,030,000
 Stock issued for
  services            75,000          -           -            -        94,000

Conversion of
 preferred stock      57,750          -       (23,100)       (23,000)   23,000

Net loss                -             -            -            -            -

Dividends               -             -            -            -     (876,000)

Balance December
 31, 1995          2,894,773      3,000       469,452        470,000 5,879,000

Automatic
 conversion of
 preferred stock   1,173,631      1,000      (469,452)      (470,000)  469,000

Acquisition of
 assets (Ellis)      256,250      1,000            -             -   1,058,000

Guaranteed value
 of common stock
 issued in Ellis
 acquisition            -            -              -             -   (560,000)

Conversion of
 notes payalbe to
 common stock         41,903         -               -             -   151,000

Preferred stock,
 net of imputed
 discount, restated
 (Note 12)              -            -              244       703,000 1,737,000

Amortization of
 preferred stock
 discount, restated
 (Note 12)              -            -               -       737,000 (1,737,000)

Common stock options
 issued in connection
 with finder on
 preferred stock        -             -              -           -      125,000

Acquisitions of
 assets (STAT)      220,133           -              -           -      467,000

Conversion of preferred
 stock and accrued
 dividends of
 $26,000            923,000         1,000            (89)    (885,000)  910,000

Common stock options
 issued for services    -             -               -           -      48,000

Exercise of
 warrants           178,491           -               -           -     255,000

Offering costs
 related to 1996
 stock issued           -             -               -      (321,000) (186,000)

Net loss                -             -               -           -        -

Dividends               -             -               -            -    349,000

Balance December 29,
 1996            5,688,292      $  6,000          155     $1,234,000 $8,965,000

                       See notes to consolidated financial statements.


Continued below


                  INTERNATIONAL NURSING SERVICES, INC. AND SUBSIDIARIES

              Consolidated Statement of Changes in Stockholders' Equity For the years ended December 29, 1996 and December 31, 1995


                           Dividend
                          Payable with       Accumulated
                          Common Stock         Deficit          Total


Balance, December 31,
 1994                       $       -           $ (1,406,000)  $3,762,000

Regulation S offering               -                  -          500,000

Issuance of common
 stock
  Preferred stock
   dividend                         -                  -          435,000
  Stock issued for
   services                         -                  -        1,031,000
  Stock issued for
   services                         -                  -           94,000

Conversion of preferred
 stock                              -                  -               -

Net loss                            -            (4,611,000)   (4,611,000)

Dividends                        441,000               -         (435,000)

Balance December 31,
 1995                            441,000         (6,017,000)      776,000

Automatic conversion of
 preferred stock                (441,000)              -         (441,000)

Acquisition of assets
 (Ellis)                            -                  -        1,059,000

Guaranteed value of
 common stock issued in
 Ellis acquisition                  -                  -         (560,000)

Conversion of notes payable
 to common stock                    -                  -          151,000

Preferred stock, net of
 imputed discount, restated
 (Note 12)                          -                  -        2,440,000

Amortization of preferred
 stock discount, restated
 (Note 12)                          -                  -             -

Common stock options issued
 in connection with finder
 on preferred stock                 -                  -          125,000

Acquisitions of assets
 (STAT)                             -                  -          467,000

Conversion of preferred
 stock and accrued
 dividends of $26,000               -                  -           26,000

Common stock options
 issued for services                -                  -           48,000

Exercise of warrants                -                  -          255,000

Offering costs related
 to 1996 stock issued               -                  -          (507,000)

Net loss                            -             (1,207,000)   (1,207,000)

Dividends                       66,000                 -           415,000

Balance, December 29,
 1996                          $66,000           $(7,224,000)   $3,047,000


                  INTERNATIONAL NURSING SERVICES, INC. AND SUBSIDIARIES

                          Consolidated Statements of Cash Flows


                                               For the        For the
                                              Year Ended     Year Ended
                                              December 29,     December 31,
                                                  1996           1995
Cash flows from operating activities
  Net loss                                     $(1,207,000)     $(4,611,000)
   Adjustments to reconcile net loss to net
    cash from operating activities -
     Depreciation and amortization                 371,000          370,000
     Common stock issued for services               48,000        1,124,000
     Impairment of goodwill                            -          1,300,000
     Checks written in excess of bank             (179,000)         244,000
      balance
     Change in assets and liabilities -
       Accounts receivable, net                 (1,960,000)       1,119,000
       Prepaid expenses and other                  (33,000)          30,000
       Accounts payable and accrued                591,000          609,000
        expenses
                                                (1,162,000)       5,074,000
          Net cash (used in) provided by        (2,369,000)         463,000
           operating activities

Cash flows from investing activities
  Business acquisition                          (1,618,000)            -
  Purchase of property and equipment              (112,000)         (52,000)
  Deposits                                            -             176,000
  Acquisition costs of intangible assets            (5,000)            -
        Net cash (used in) provided by          (1,735,000)         124,000
         investing activities

Cash flows from financing activities
  Proceeds from issuance of debt and                   -            104,000
   notes payable
  Advances under financing agreement            11,618,000       10,906,000
  Payments under financing agreement            (9,478,000)     (11,681,000)
  Principal payments on debt and notes            (588,000)        (397,000)
   payable
  Issuance of preferred and common stock,        2,593,000          500,000
   net of offering costs
  Dividends paid                                   (60,000)            -
          Net cash provided by (used in)         4,085,000         (568,000)
           financing activities

Net increase (decrease) in cash                    (19,000)           19,000

Cash, beginning of period                           19,000            -

Cash, end of period                              $      -           $  19,000

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

  The Company recorded imputed dividends on preferred stock of $1,737,000 associated with the 1996 private placements (Note 12)


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

                                            $2,175,000


The following table depicts the unaudited historical and pro forma results of the Company's 1996 and 1997 acquisitions.
                             (Unaudited)

          Recorded                                                  Consolidated
           Amounts     Ellis     STAT     Theramerica  Adjustments(4)   Balances

Year Ended
December 31,
 1995

Revenues $12,978,000 $1,802,000 $5,625,000 $9,653,000 $      -      $30,058,000

Net
 income
 (loss)  $(4,611,000)$   56,000 $  514,000 $  (71,000)$    233,000  $(3,879,000)

Preferred
 stock
 divid-
 ends       (876,000)       -          -           -      (190,000)  (1,066,000)

Net income
 (loss) applicable
 to common
 share-
 holders  $(5,487,000)$   56,000 $  514,000 $  (71,000) $  43,000  $ (4,945,000)

Net income
 (loss) per
 common
 share          (5.05)       .05        .47       (.06)       .04         (4.55)


  Year
  Ended
December
29, 1996

Revenues  $14,259,000  $ 600,000  $2,658,000 $8,378,000 $      -    $25,895,000

Net income
 (loss)   $(1,207,000) $  60,000  $  133,000 $  (62,000) $247,000    $(829,000)

Preferred
 stock
 dividends    349,000        -           -           -         -       349,000

Net income
 (loss) applicable
 to common
 share-
 holders  $  (858,000) $  60,000  $133,000   $  (62,000) $247,000    $(480,000)

Net income
 (loss) per
 common
 share    $      (.19) $     .01  $    .03   $     (.01) $    .05   $     (.11)

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

                                            $ 355,000

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

                                         $1,620,000


Note 4 - Notes Payable and Long-Term Debt

Notes payable for December 29, 1996 consists of the following:

Note payable, interest at 8%, interest payable monthly.
Principal   and  interest  are  due  monthly  beginning
February  15, 1997 through final payment  on  July  15,
1997.  Collateralized by certain intangibles.  The note
is personally guaranteed by a stockholder, officer, and     $145,000
director.
Less current portion                                        (145,000)

Total long-term debt                                       $      -



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

Future minimum lease payments under these leases are as follows:

  Fiscal Year Ended December
                                              Amount

             1997                          $ 295,000
             1998                            226,000
             1999                            180,000
             2000                            138,000
             2001                             34,000

                                           $ 873,000

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

                           Number of Options
                                              Exercise               Exercise
                                                Price     Number       Price
                                                 Per        of          Per
                         ISO      Non-Plan      Share     Warrants     Share

Outstanding December    527,375    15,500    $1.00-$2.75  1,887,356  $1.75-$5.00
31, 1994

Options/warrants        600,000       -      $0.63-$6.00        -         -
 granted
Warrants canceled          -          -           -        (372,752) $1.75-$6.00
Options canceled         (6,000)      -           -             -         -

Outstanding December  1,121,375    15,500    $0.63-$6.00  1,514,604  $1.75-$5.00
 31, 1995

Option/warrants
 granted                539,437       -      $1.88         2,217,000 $1.00-$2.50
Warrants canceled           -         -           -             -             20
Unit options granted
 (1)                        -         -           -        1,952,000        -
Options canceled       (317,687)   (8,000)   $0.63-$6.00    (178,491)      $1.49
Options/warrants
 canceled                   -         -           -         (180,450)$1.00-$4.00

Outstanding December
 29, 1996             1,343,125     7,500    $.63-$6.00    5,324,663 $1.00-$5.00

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

  Termination, vacation and other payroll  $156,000
    adjustments
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

Note 12 - Loss Per Common Share

In accordance with the SEC's position on preferred stock with convertible features that are in the money at the time of issuance, the Company has imputed a value associated with such conversion features and has recorded the value as a discount on the preferred stock. The Company amortizes the imputed discount on the preferred stock over the period from issuance of the preferred stock to the earliest period at which the preferred stock becomes convertible. As the Company's 1996 preferred stock issuances are immediately convertible, the Company has amortized the entire imputed discount as a component of dividends on preferred stock. The Company recorded additional dividends to preferred stockholders of approximately $1,737,000 for the year ended December 29, 1996, which represents an imputed increase to the dividend yield and not a contractual obligation on the part of the Company to pay such imputed dividends.

Loss per share applicable to common stockholders is calculated as follows:


                                              1996         1995
Net loss                                   $1,207,000      $4,611,000
Preferred stock dividends based on stated
 rate                                          92,000         876,000
Preferred   stock  dividends   based   on   1,737,000              -
 imputed discount at issuance
Preferred   stock  dividends   recaptured    (441,000)             -
 (Note 8)

Net loss applicable to common               $2,595,000     $5,487,000
 stockholders
Net loss per common share                   $     (.57)    $    (5.05)
Weighted average shares outstanding          4,517,111      1,086,147