Form 10QSB/A
period 1996-12-31
INTERNATIONAL NURSING SERVICES INC
filed 1997-05-22
CIK 890784

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
                   Class                                    Number of Shares



                INTERNATIONAL NURSING SERVICES, INC.

                     CONSOLIDATED BALANCE SHEETS

                                              September 30,      December 31,
                                                  1996               1995
                                Assets
Current Assets
 Cash                                        $     128,000     $      19,000
 Accounts receivable, net                        3,886,000         2,098,000
 Subscriptions receivable                             -              300,000
 Other current assets                               10,000            20,000
  Total current assets                           4,024,000         2,437,000

Property and equipment, net                        342,000           282,000

Other Assets
Intangible assets, net                           4,311,000         1,553,000

Total assets                                   $ 8,677,000     $   4,272,000

                Liabilities and Stockholders' Equity
Current liabilities
 Checks written in excess of book balance      $     -         $     244,000
 Accounts payable                                  640,000           520,000
 Accrued expenses                                  644,000           613,000
 Current portion of debt                           120,000           651,000
 Current portion of capital lease                   49,000            30,000
  obligation
 Advances under financing agreement              2,656,000         1,178,000
  Total current liabilities                      4,109,000         3,236,000

Long-term debt
 Long-term portion of capital lease                 63,000            60,000
 Long-term portion of debt                              -            200,000

Stockholders' equity
 Preferred stock, 12% cumulative
  convertible, $1.00 par value, 2,500,000
  shares authorized, 469,900 issued and                 -            470,000
  outstanding
 Preferred stock, 10% cumulative
  convertible, $10,000 par value, 488            2,440,000                -
  shares authorized, 244 issued and
  outstanding
 Common stock, $.001 par value; 15,000,000
  shares authorized, 4,629,411 and
  2,894,773 issued and outstanding at
  September 30, 1996 and December 31, 1995,         5,000             3,000
  respectively
 Dividends payable with common stock                   -            441,000
 Additional paid-in capital                     7,797,000         5,879,000
 Accumulated deficit                           (5,737,000)       (6,017,000)
  Total stockholders' equity                    4,505,000           776,000

Total liabilities and stockholders'           $ 8,677,000       $ 4,272,000
 equity

                    The accompanying notes to financial statements
                are an integral part of these consolidated statements.

                INTERNATIONAL NURSING SERVICES, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS

                                For the Three Months  For the Nine Months
                                Ended September 30,   Ended September 30,
                                  1996       1995       1996       1995
Net revenues                  $ 3,819,000  $2,929,000 $10,399,000 $10,052,000

Direct costs of services        2,906,000   2,228,000   7,751,000   8,013,000

Gross Margin                      913,000     701,000   2,648,000   2,039,000

Selling, general and              901,000     738,000   2,374,000   2,720,000
 administrative expenses

Net income (loss) from             12,000     (37,000)    274,000    (681,000)
 operations

Interest expense, net            (134,000)   (116,000)   (391,000)   (441,000)

Net loss                         (122,000)   (153,000)   (117,000) (1,122,000)

Net loss per common share       $    (.42)   $   (.22)   $  (0.34)    $ (1.25)
 (Note 5)

Weighted average shares         4,567,952   1,363,779    4,347,771   1,363,779
 outstanding

           The accompanying notes to financial statements are an integral part of these consolidated statements


                INTERNATIONAL NURSING SERVICES, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               For the Nine Months Ended
                                                     September 30,
                                                  1996         1995
CASH FLOWS FROM (USED IN) OPERATING
ACTIVITIES
 Net loss                                     $ (117,000)   $ (1,122,000)
 Adjustments to reconcile net loss to net
  cash flows from (used in) operating
  activities-
 Depreciation and amortization                   293,000         173,000
 Net changes in current assets and
  current liabilities                         (1,185,000)            -
     Net cash flows from (used in)
      operating activities                    (1,009,000)      1,269,000

CASH FLOWS USED IN INVESTING ACTIVITIES
 Purchase of property and equipment             (125,000)        (24,000)
 Increase in acquisition costs and
  deferred offering costs                     (1,990,000)         (4,000)
     Net cash flows used in investing
      activities                              (2,115,000)        (28,000)

CASH FLOWS FROM (USED IN) FINANCING
ACTIVITIES
 Advances, net                                 1,478,000        (105,000)
 Net proceeds from issuance of stock           2,347,000            -
 Payments on debt and notes payable             (592,000)       (187,000)
     Net cash flows from (used in)
      financing activities                     3,233,000        (292,000)

Net (decrease) increase in cash and cash
equivalents                                      109,000             -

CASH AND CASH EQUIVALENTS, at beginning
 of period                                        19,000             -

CASH AND CASH EQUIVALENTS, at end of
 period                                        $ 128,000    $        -

Non-cash investing and financing activities
 Preferred stock converted to 1,175,631 shares of common stock during 1996.

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




                INTERNATIONAL NURSING SERVICES, INC.

        NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements as of
     December 31, 1995 have been derived from audited financial statements, the report on which included an explanatory paragraph describing uncertainties concerning the Company's ability to continue as a going concern. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the fiscal year ended December 31, 1995. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results for the entire fiscal year ending December 29, 1996.



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

5.   LOSS PER COMMON SHARE

     In accordance with the SEC's position on preferred stock with convertible features that are in the money at the time of issuance, the Company has imputed a value associated with such conversion features and has recorded the value as a discount on the preferred stock. The Company amortizes the imputed discount on the preferred stock over the period from issuance of the preferred stock becomes convertible. As the Company's 1996 preferred stock issuances are immediately convertible the Company has amortized the entire imputed discount as a component of dividends on preferred stock. The Company recorded additional dividends to preferred stockholders of approximately $1,737,000 for the quarter ended September 30, 1996, which merely represents an imputed increase to the dividend yield and not a contractual obligation on the part of the Company to pay such imputed dividends.

Loss per common share applicable to common stockholders' is calculated as follows:

                                               Three Months     Nine Months
                                                  Ended             Ended
                                               September 30,    September 30,
                                                   1996              1996

Net loss                                     $  (122,000)     $ (117,000)
Preferred stock dividends - stated rate          (44,000)        (44,000)
Preferred   stock  dividends  -   imputed
 discount                                     (1,737,000)     (1,737,000)
Preferred stock dividends - recaptured               -           441,000

Net loss applicable to common                 $(1,903,000)    $(1,457,000)
 stockholders

Net loss per common share                     $      (.42)    $      (.34)

Weighted average shares outstanding             4,567,952       4,347,771




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

      Net loss improved from a $153,000 loss in the quarter ended September 30, 1995 to a net loss of $122,000 in the quarter ended September 30, 1996. The decreased loss was attributable to the factors discussed above.

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

      Net loss improved from a $1,122,000 loss in the nine months ended September 30, 1995 to a net loss of $117,000 in the nine months ended September 30, 1996. The improvement was attributable to the factors discussed above.


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


Dated:  May 21, 1997


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


                      Dated:  May 21, 1997




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