Form 10QSB
period 1997-06-30
INTERNATIONAL NURSING SERVICES INC
filed 1997-08-13
CIK 890784

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1997

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934



Commission File Number:                    0-24768
                                           -------

                     INTERNATIONAL NURSING SERVICES, INC.
                     -----------------------------------
       (Exact name of small business issuer as specified in its charter)


                       Colorado                84-1123311
                --------------------        ----------------

(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


 360 South Garfield St.  Suite 400, Denver, CO              80209
 ---------------------------------------------              -----
(Address of principal executive offices)                  (Zip Code)


                                (303) 393-1515
                                --------------
             (Issuer's telephone number, including area code)


     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.     [X] Yes           [  ] No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 1997.


        Common Stock, $0.001 par value         10,368,694
        ------------------------------         ----------
                    Class                   Number of Shares




                     INTERNATIONAL NURSING SERVICES, INC.
                     ------------------------------------

                                     INDEX
                                     -----


PART I.     FINANCIAL INFORMATION                                 PAGE NO.
                                                                -----------

Item 1.  Financial Statements

  Consolidated Balance Sheets -- June 29, 1997 (Unaudited) and
   December 29, 1996                                                  3

  Unaudited Consolidated Statements of
   Operations -- For the Three Months
   Ended June 29, 1997 and June 30, 1996 and
   For the Six Months Ended June 29, 1997
   and June 30, 1996                                                  4

  Unaudited Consolidated  Statements of Cash
   Flows -- For the Six Months Ended June 29,
   1997 and June 30, 1996                                             5

  Notes to Unaudited Consolidated Financial Statements                6

Item 2.  Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                 10

PART II.  OTHER INFORMATION                                          14
          -----------------

          SIGNATURES                                                 16

          Index to Exhibits                                          17





                    INTERNATIONAL NURSING SERVICES, INC.

                         CONSOLIDATED BALANCE SHEETS


                                                    June 29,     December 29,
                                                  -----------  ---------------

Current assets
 Accounts receivable, net                        $5,456,000       $4,458,000
 Other current assets                               351,000           19,000
                                                 ----------       ----------
    Total current assets                          5,807,000        4,477,000
                                                 ----------       ----------

Property and equipment, net                         394,000          355,000
                                                 ----------       ----------

Other assets
 Intangible assets, net                           5,956,000        4,080,000
                                                 ----------       ----------
    Total assets                                $12,157,000      $ 8,912,000
                                                 ==========       ==========

Current liabilities
 Checks written in excess of book balance       $   397,000      $    65,000
 Accounts payable                                 1,448,000          617,000
 Accrued expenses                                 1,144,000        1,620,000
 Current portion of debt                            411,000          145,000
 Current portion of capital lease obligation         55,000           50,000
 Loans under financing agreement                  3,875,000        3,318,000
                                                 ----------       ----------
    Total current liabilities                     7,330,000        5,815,000
                                                 ----------       ----------
Long-term debt
  Long-term portion of capital lease                 20,000           50,000
                                                 ----------       ----------
Stockholders' equity
 Preferred stock, 10% cumulative convertible,
  $10,000 par value, 488 shares authorized, 155
  and 39 issued and outstanding at December 29,
  1996 and June 29, 1997, respectively,
  liquidation preference $10,000 per share         339,000         1,234,000

 Preferred stock, 0% cumulative convertible,
  $10,000 par value, 300 shares authorized,
  124.9 issued and outstanding at June 29,
  1997, liquidation preference $10,000 per
  share                                          1,134,000               --

 Common stock, $0.001 par value; 25,000,000
  shares authorized 5,688,292 and 10,368,694
  issued and outstanding at December 29,
  1996 and June 29, 1997, respectively              11,000             6,000

 Dividends payable                                  39,000            66,000
 Additional paid-in capital                     10,649,000         8,965,000
 Accumulated deficit                            (7,365,000)       (7,224,000)
                                                ----------        ----------
    Total stockholders' equity                   4,807,000         3,047,000
                                                ----------        ----------

    Total liabilities and stockholders'
     equity                                    $12,157,000       $ 8,912,000
                                                ==========        ==========

The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.






                     INTERNATIONAL NURSING SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                         For the Three Months Ended   For the Six Months Ended
                             June 29 and June 30         June 29 and June 30
                        ---------------------------- --------------------------
                            1997             1996        1997        1996
                        ------------    ------------  ----------  -------------

Net revenues            $ 6,961,000     $ 3,216,000   $13,624,000  $6,580,000

Direct costs of
 services                 5,320,000       2,400,000    10,445,000   4,845,000
                         ----------      ----------    ----------   ---------

Gross Margin              1,641,000         816,000     3,179,000   1,735,000

Selling, general and
 administrative expenses  1,514,000         747,000     2,920,000   1,473,000
                         ----------       ---------    ----------   ---------

Net income (loss) from
 operations                 127,000          69,000       259,000     262,000

Interest expense, net       228,000         130,000       400,000     257,000
                         ----------        --------    ----------   ---------

Net income (loss)        $ (101,000)      $ (61,000)   $ (141,000)  $   5,000
                         ==========        =========   ==========   =========

Net income (loss) per
 common share (Note 7)   $    (0.01)      $   (0.01)   $    (0.10)  $    0.09
                         ==========        =========   ===========  =========

Weighted average shares
 outstanding              8,062,336       4,937,254     7,582,488   4,770,755
                         ==========        =========   ===========  ==========


The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.



                     INTERNATIONAL NURSING SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                        For the Six Months Ended June 29, 1997
                                                   and June 30, 1996
                                        --------------------------------------
                                               1997                 1996
                                        -----------------       --------------
Cash flows from (used in) operating
 activities
  Net income (loss)                      $  (141,000)           $   5,000
  Adjustments to reconcile net income
   (loss) to net cash flows from
   (used in) operating activities
   Depreciation and amortization             311,000              166,000
   Net changes in current assets and
    current liabilities                     (593,000)             210,000
                                          ----------             --------
     Net cash flows from (used in)
      operating activities                  (423,000)             381,000
                                          ----------             --------

Cash flows used in investing activities
 Purchase of property and equipment         (106,000)             (32,000)
 Business acquisition costs               (2,116,000)            (173,000)
                                          ----------             --------
     Net cash flows used in investing
      activities                          (2,222,000)            (205,000)
                                          ----------             --------

Cash flows from (used in) financing
 activities
 Advances, net                               557,000              509,000
 Payments on capital leases and debt        (667,000)             685,000
 Proceeds from convertible debt            1,000,000                   --
 Net proceeds from exercise of
  unit portion                               200,000                   --
 Net proceeds from issuance of
  preferred stock                          1,555,000                   --
 Net proceeds from issuance of
  common stock                                  --                (19,000)
                                           ---------             --------
      Net cash flows from (used in)
       financing activities                2,645,000             (195,000)
                                           ---------             --------

Net (decrease) increase in cash
 and cash equivalents                           --                (19,000)

Cash and cash equivalents, at
 beginning of period                            --                 19,000
                                           ----------             --------

Cash and cash equivalents, at
 end of period                            $     --               $    --
                                           ==========             ========


Non-cash investing and financing activities for the six months ended
 June 29, 1997:
     Issuance of 4,680,402 shares of common stock upon conversion of $1,165,000 of 1996 and $622,500 of 1997 convertible preferred stock.

     The  Company  recorded  imputed  dividends on preferred stock of $553,000
      associated  with  the  1997    private  placement.

     The  Company  imputed a discount on the convertible debenture of $134,000 using the Black-Scholes option pricing model related to the issuance of the warrant to purchase 200,000 shares of common stock
      associated with the convertible  debenture  issued.    The  Company
      recorded the discount as a reduction to the carrying value of the convertible debenture and as an increase to additional paid-in capital.

     The Company also recorded additional imputed interest expense of approximately $56,000 related to the convertible debenture.



The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.




                   INTERNATIONAL NURSING SERVICES, INC.

            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements as of December 29, 1996 have been derived from audited financial statements, the report on which included an explanatory paragraph describing uncertainties concerning the Company's ability to continue as a going concern. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the fiscal year ended December 29, 1996. The results of operations for the six months ended June 29, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 28, 1997.

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

3.  EQUITY TRANSACTIONS

    1997 PRIVATE PLACEMENT


In  January  and  February  1997, the Company completed a private placement of
167.15 Units, each unit consisting of one share of convertible preferred stock, $10,000 par value, ("1997 Preferred Stock"), and a warrant to purchase 10,000 shares of common stock at $1.00 per share ("1997 Warrant"). The convertible preferred stock carries no dividend. The preferred stock is convertible to common at the lesser of $1.00 or 75% of the average sales price for the five trading days prior to conversion. The Company raised gross proceeds of $1,671,500 from this private placement. Commissions of $99,540 were paid to individuals who assisted in the private placement who are also shareholders of the Company. Substantially all of the proceeds were used to purchase TherAmerica. In May 1997, 10 Shares of 1997 Preferred Stock were converted to 253,968 shares of common stock, and in June 1997, 32.25 Shares of 1997 Preferred Stock were converted to 1,862,508 shares of common stock.

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

Through August 1, 1997, 205 Units (with accrued dividends) have been converted to 3,229,701 shares of common stock. Also in 1997, a Unit Holder which held 20 Units exercised its Unit purchase option resulting in gross proceeds to the Company of $200,000. The Unit holder immediately converted the preferred to common resulting in the issuance of 257,028 shares of common stock in January 1997.

In May of 1997, the Company canceled 204 Unit Options in exchange for the Unit Option holders receiving a reduction in their warrant exercise price from $2.50 per share to $.625 per share. This action resulted in the cancellation of all but 40 of the Unit Options.


4.          CONVERTIBLE  DEBENTURE

On January 28, 1997, the Company issued a convertible note receiving proceeds of $1,000,000 from a shareholder of the Company. Interest accrues on the note at 12.5% and the note matures on January 27, 1998. Per the original terms of the note, if it was not paid off by May 28, 1997, the unpaid principal of the note became convertible to common stock until January 27, 1998 at the lower of $1.50 or 65% of the prior five trading days closing price of the common stock. The proceeds of the note were used to fund the acquisition costs related to TherAmerica. The Company also issued a warrant to purchase 200,000 shares of common stock at $1.1875 per share until July 31, 1999 to the convertible note holder. The Company recorded an imputed discount on the convertible debenture of $134,000 using the Black-Scholes option pricing model related to the issuance of the warrant to purchase 200,000 shares of common stock at $1.1875 per share. For the quarter ended June 29, 1997, the Company recorded additional interest expense of approximately $56,000 which related to amortization of the imputed discount. The Company amortizes the imputed discount over the expected term of the related debt. On May 28, 1997, the Company paid $500,000 of principal plus accrued interest to the noteholder, the exercise price of the warrant was reduced to $0.27 from $1.19 and the noteholder extended the payment date to July 28, 1997, which would eliminate the conversion feature of the note. The Company was unable to pay the outstanding principal balance by July 28, 1997. The Company repriced the imputed discount due to the reduction in the exercise price of the warrant, and the result was not material.


5.          STOCK  OPTIONS

During the first quarter, the Company canceled and reissued 150,000 options to purchase the Company's common stock to an officer of the Company. The options were originally exerciseable at $1.88 (100,000 options) and $3.25 (50,000 options). The option exercise price was reset to $1.00 which represented the fair market value of the options at the time of the grant.

Additionally, during the first quarter of 1997 the Company granted 443,748 options to purchase common stock at $1.00 per share under the Company's incentive stock option plan, 133,609 of which were granted to officers and directors.


6.          LITIGATION

On    July  26,  1996, Staff Builders, Inc. filed a civil  action against  the
Company in the US District Court for the Southern District of New York demanding payment of an outstanding note payable. The plaintiff alleged that the Company owed approximately $145,000 in principal and $12,000 in accrued interest. The Company entered into a settlement agreement in January 1997 whereby the Company agreed to pay $166,122 in installments between February 15, 1997 and July 15, 1997 in exchange for a release of all
claims.    As  of  July  15,  1997,  this  amount  was  paid  in  full.

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

In April 1997, Ellis Home Care Services, Inc. ("EHCSI") filed a complaint in the United States District Court , Southern District of New York, against the
Company.    The  complaint  alleges  that  the  Company  has  breached certain obligations it undertook in connection with the acquisition of the Ellis assets by the Company including that the Company pay EHCSI $421,705, which represents the difference between the asset purchase price of $1,060,063 and the total of (i) the aggregate sales proceeds EHCSI received from the sale of all of its shares of the Company's stock and (ii) a cash payment of $60,000 made by the Company to EHCSI. In addition to the amount of $421,705, the complaint seeks interest on such amount at nine percent (9%) per annum and attorney's fees. The Company has retained counsel to represent it in this proceeding, and is currently in settlement negotiations with EHCSI.



7.          LOSS  PER  SHARE

     In accordance with the Securities and Exchange Commission's position on accounting for preferred stock with convertible features that are in the money at the time of issuance, the Company has imputed a value associated with such conversion features and has recorded the value as a discount on the preferred stock. The Company amortizes the imputed discount on the preferred stock over the period from issuance of the preferred stock to the earliest period at which the preferred stock becomes convertible. As the Company's 1997 preferred stock issuances are immediately convertible the Company has amortized in the first quarter the entire imputed discount as a component of dividends on preferred stock. The Company recorded additional dividends to preferred stockholders of approximately $553,000 for the quarter ended March 30, 1997, which represents an imputed increase to the dividend yield and not a contractual obligation on the part of the Company to pay such imputed dividends.

Loss  per  share  applicable  to common stockholders is calculated as follows:


                           Three Months Ended        Six Months Ended
                    June 29, 1997  June 30, 1997  June 29, 1997  June 30, 1996
                    -------------  -------------  -------------  -------------

Net income (loss)   $   (101,000)   $   (61,000)  $   (141,000)  $     5,000
Preferred stock
 dividends -
 stated rate             (12,000)           --         (31,000)          --
Preferred stock
 dividends - imputed
 discount                    --             --        (553,000)          --
Preferred stock
 dividends - recapture       --             --             --        441,000
                    ------------     ----------   ------------   -----------

Net income (loss)
 applicable to common
 stockholders       $   (113,000)   $   (61,000)  $   (725,000)  $   446,000
                    ============    ===========   ============   ===========

Net income (loss)
 per common share   $       (.01)   $      (.01)  $       (.10)  $       .09
                    ============    ===========   ============   ===========

Weighted average
 shares outstanding    8,062,336      4,937,256      7,582,488     4,770,755
                    ============    ===========   ============    ==========


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

     The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will continue to be able to provide on a cost effective and competitive basis quality home health care and interim staffing services, that the regulatory environment governing the Company's industry will not change in ways that are materially adverse to the Company and its operations, that the Company will be able to continue to fund operations, that the Company will be able to raise additional equity or debt capital if required to fund operations and acquisitions, that the Company will be able to achieve operating efficiencies resulting in cost reductions, that a sufficient supply of qualified health care personnel will be available to the Company for deployment in the health care industry on a competitive and cost effective basis and that there will be no material adverse change in the demand for the Company's services or in the Company's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and therefore, there can be no assurance that the results contemplated in the forward-looking statements will realized. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements.

     Important factors to be considered in connection with forward-looking statements include, without limitation, (a) the fact that the Company reported net losses in fiscal 1995 and fiscal 1996 and had an accumulated deficit and a working capital deficit in fiscal 1996 and at June 29, 1997; (b) the Company's lack of working capital may require the Company to raise additional equity or debt financing or sell assets in order to fund operations and the cash portion of purchase prices payable in connection with acquisitions and the Company may be unable to raise such debt or equity financing; (c) the current uncertainty in the health care industry and government health care reform proposals considered from time to time may adversely affect the regulatory environment in which the Company operates and specifically affect the reimbursement rate payable under government programs such as Medicare and Medicaid, potentially resulting in decreased revenues from home care services; (d) the Company's dependence on customer relationships makes the Company vulnerable to consolidation in the health care industry, changes in customer personnel and other factors that may impact customer relationships; (e) the Company's ability to obtain needed licenses, permits and governmental approvals will directly affect the Company's economic performance and operation; (f) the Company's ability to compete in the highly competitive interim staffing and home care services market will directly impact the Company's profitability and operations; (g) the Company depends on key-management personnel especially John P. Yeros to manage and direct the business and operations of the Company;
(h) hospital budgetary cycles, increased competition for qualified medical personnel, patient admission fluctuations and seasonality will also impact the profitability of the Company and cash flow may fluctuate due to the adoption by hospitals and third party payors of new or revised reimbursement policies;
(j) the Company's operations would be adversely affected by the expansion of more favorable credit terms in order to keep existing customers; (k) the Company's ability to manage growth, particularly through acquisitions, will directly impact the Company's profitability and operations; (l) uninsured risks associated with providing home care and interim staffing services will also impact the Company's profitability and operations; and
(m) various other factors may cause actual results to vary materially from the results contemplated in any forward-looking statements included in this filing. No assurance can be given that the foregoing factors will not result in a material adverse effect on the Company and its operations.

     Any of these important factors discussed above or elsewhere in this filing could cause the Company's revenues or net income (loss), or growth in revenues or net income (loss), to differ materially from prior results. In addition, growth in absolute amounts of selling, general and administrative expenses or the occurrence of extraordinary events could cause actual results to vary materially from the results contemplated by the forward-looking statements. Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditures or other budgets, which may, in turn, affect the Company's results of operation.

     In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.


Results  of  Operations
-----------------------

Comparison  of  three  months  ended  June  29,  1997  and  June  30,  1996

     The Company generated approximately $6,961,000 in revenues from operations for the quarter ended June 29, 1997, compared to approximately $3,216,000 in revenues for the second quarter of 1996. The increase in sales for the quarter is due to the acquisition of Ellis Health Services, Inc., STAT Health Care Services, Inc., and TherAmerica. These acquisitions provided revenues of approximately $4,157,831. These increased revenues were offset by losses in Texas and Colorado resulting from increased competition and administrative personnel departures.

     The Company's gross margin percentage decreased from 25% for the quarter ended June 30, 1996 to 24% for the quarter ended June 29, 1997. The decrease is attributable to gross margin erosion in Texas due to increased competition and the inability to pass through to customers higher personnel costs.

     Selling, general and administrative expenses increased for the quarter ended June 29, 1997 by approximately $767,000 as compared to the quarter ended June 30, 1996. This increase was generally consistent with the increase in revenues. As a percentage of revenues, SG & A decreased from 23% for the quarter ended June 30, 1996 to 22% for the quarter ended June 29, 1997.

     Net loss increased from $61,000 in the quarter ended June 30, 1996 to a net loss of $101,000 in the quarter ended June 29, 1997. The loss for the quarter is attributable to factors discussed above and an increase in interest expense.

     During the first quarter, the Company initiated several programs and service lines which are intended to increase revenues for the remainder of 1997. In particular, a travel nurse division was started in late 1996 and resulted in approximately $286,103 in revenues in the second quarter of 1997. Other sales incentive programs have been developed to increase the existing sales base in Texas, Colorado and New York. In addition, the Company is monitoring its selling, general and administrative costs to minimize these costs which were a material reason for the losses the Company has experienced in the past few years.

Comparison  of  six  months  ended  June  29,  1997  and  June  30,  1996

     The Company generated approximately $13,624,000 in revenues from operations for the six months ended June 29, 1997, compared to approximately $6,580,000 in revenue for the same period in 1996. The increase was attributable to additional revenues from the acquisitions Ellis, STAT, and TherAmerica. The revenues from these acquisitions were partially offset by increased competition in Texas and Colorado. The travel nurse division generated revenues of approximately $355,000 during the six months ended June 29, 1996.

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

     The Company's gross margin percentage decreased from 26% for the six months ended June 30, 1996 to 23% for the six months ended June 29, 1997. The decrease was due to increased competition in Texas and Colorado, some lower margin business at the New York offices, and inability to pass through to customers higher personnel costs.

     Selling, general and administrative expenses increased for the six months ended June 29, 1997 by approximately $1,447,000 as compared to the six months ended June 30, 1996. The increase was directly attributable to the growth in the Company's revenues, and also due to the expensing of transaction costs for acquisitions which did not close. Selling, general and administrative expenses as a percentage of revenue decreased from 24% for the six months ended June 30, 1996, to 21% for the six months ended June 29, 1997. Management anticipates that selling, general and administrative expenses as a percentage of sales will decrease throughout the remainder of 1997 as the Company sees economics of scale result from its acquisition activity and its integration strategy of centralizing the general and administrative functions of each branch in Colorado.

Liquidity  and  Capital  Resources
----------------------------------

     The Company's current liabilities at June 29, 1997 aggregated approximately $7,330,000 and current assets at June 29, 1997 aggregated approximately $5,807,000.

     In order for the Company to meet its current obligations, management anticipates the need to raise additional debt or equity capital or sell assets. Management believes that the Company will generate cash from its operations, once certain non-recurring operating liabilities incurred in the past have been paid off. However, the Company will require the raising of additional debt or equity capital or asset sales to meet all of the current obligations.

     The Company has entered into non-binding letters of intent to sell its Medicare and home care business in Denver, and its New York offices. If these transactions close on a timely basis, funds should be available to meet a portion of the Company's current obligations. There is no assurance, however, that these transactions will close on a timely basis or at all, or that the cash consideration will be adequate to meet the Company's needs. Separately, the Company has signed a non-binding letter of intent to acquire a closely-held medical software company. For a period of up to 130 days pending implementation of a merger, the Company has agreed to provide bridge financing to the software company in an amount not to exceed $297,500.

     The Company previously utilized an accounts receivable financing arrangement which was replaced with an asset-based line of credit on May 28, 1997. Funds generated by the refinancing were used to pay $500,000 plus accrued interest of the $1,000,000 convertible loan on May 28, 1997. The noteholder agreed to extend the due date on the remaining balance to July 28, 1997, which, if the payment was made, would have eliminated the conversion feature of the note. The Company did not make such payment as of July 2, 1997.

     As stated above, the Company's ability to repay the remaining balance of the convertible loan, to continue paying on other outstanding obligations and to pursue further acquisitions is dependent upon the raising of additional debt or equity capital or the sale of assets. There can be no assurance given that the Company will be successful in raising debt or equity capital or selling assets on terms which are satisfactory to the Company. If the Company is unable to pay the remaining balance of the convertible loan, the note holder then has the option of converting the unpaid principal into common stock of the Company at the rate of 65% of the common stock's prior five days closing price.


PART  II  -  OTHER  INFORMATION


ITEM  1.    LEGAL  PROCEEDINGS

On July 26, 1996, Staff Builders, Inc. filed a civil action against the Company in the US District Court for the Southern District of New York demanding payment of an outstanding note payable. The plaintiff alleged that the Company owed approximately $145,000 in principal and $12,000 in accrued interest. The Company entered into a settlement agreement in January 1997 whereby the Company agreed to pay $166,122 in installments between February 15, 1997 and July 15, 1997 in exchange for a release of all claims. As of July 15, 1997, this amount was paid in full.

In 1997, a former patient filed a complaint in Texas against the Company alleging that an employee/therapist of the Company was negligent. The Company believes that there was no wrong doing and intends to defend itself vigorously against the charges. The client/hospital where the employee was working at the time of the alleged incident paid the plaintiff $100,000 in settlement and release from further claims. The client/hospital has now demanded that the Company indemnify them for the $100,000 as the client/hospital alleges this is stipulated in a contract between the Company and the client/hospital. The Company does not believe that it has a contractual obligation to indemnify the client/hospital in this situation and intends to vigorously defend itself against this demand. The Company believes that it will not incur any material losses in excess of accrued amounts.

In April 1997, Ellis Home Care Services, Inc. ("EHCSI") filed a complaint in the United States District Court, Southern District of New York, against the Company. The complaint alleges that the Company has breached certain obligations it undertook in connection with the acquisition of the assets of Ellis by the Company in 1996, in particular that the Company pay EHCSI $421,705, which represents the difference between the asset purchase price of $1,060,063 and the total of (i) the aggregate sales proceeds EHCSI received from the sale of all of its shares of the Company's stock and (ii) a cash payment of $60,000 made by the Company to EHCSI. In addition to the amount of $421,705, the complaint seeks interest on such amount at nine percent (9%) per annum and attorney's fees. The Company has retained counsel to represent it in this proceeding, and is currently in settlement negotiations with EHCSI.


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

         None.




SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    August  13,  1997


                             INTERNATIONAL NURSING SERVICES, INC.
                             (Registrant)

                             /s/ John P. Yeros
                             -------------------------------------
                             John P. Yeros
                             Chairman and Chief Executive Officer
                             (Principal Executive Officer)

                            /s/
                             -------------------------------------
                             (Principal Financial and Accounting Officer)


INDEX TO EXHIBITS


 10.23 Loan and Security Agreement, dated May 28, 1997, by and between National Care Resources - New York, Inc., National
        Care Resources - Texas, Inc., JJ Care Resources, Inc., National Care Resources - Colorado, Inc., TherAmerica, Inc., and
        International Nursing Services, Inc. and HCFP Funding, Inc.

27      Financial Data Schedule