Form 10QSB
period 1997-09-30
INTERNATIONAL NURSING SERVICES INC
filed 1997-11-14
CIK 890784

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1997

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934



Commission File Number:                    0-24768
                                           -------

                     INTERNATIONAL NURSING SERVICES, INC.
                     -----------------------------------
       (Exact name of small business issuer as specified in its charter)


          Colorado                                   84-1123311
          --------                                   ----------
(State or other jurisdiction of incorporation or organization)
(I.R.S. Employer Identification No.)


     360 South Garfield St.  Suite 400, Denver, CO     80209

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 1997.

          Common Stock, $0.001 par value              12,256,272
          ------------------------------              ----------
                   Class                          Number of Shares

                     INTERNATIONAL NURSING SERVICES, INC.
                     ------------------------------------

                                     INDEX
                                     -----




PART I.     FINANCIAL INFORMATION                                   PAGE NO.
            ---------------------                                     ----


Item 1.  Financial Statements
         Consolidated Balance Sheets -- September 28,
          1997 (Unaudited) and December 29, 1996                        3

         Unaudited Consolidated Statements of
          Operations -- For the Three Months
          Ended September 28, 1997 and September 29,
          1996 and For the Six Months
          Ended September 28, 1997 and September 29, 1996               4

         Unaudited Consolidated  Statements of Cash
          Flows -- For the Six Months Ended September 28,
          1997 and September 29, 1996                                   5

         Notes to Unaudited Consolidated Financial Statements           6


Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                    13


PART II. OTHER INFORMATION                                             17
         -----------------

     SIGNATURES                                                        19

     Index to Exhibits                                                 20

                                  INTERNATIONAL NURSING SERVICES, INC.

                                      CONSOLIDATED BALANCE SHEETS


                                            September 28,     December 29,
                                                1997              1996
                                               -----              -----
Current Assets
 Accounts receivable, net                    $5,032,000       $4,458,000
 Other current assets                           341,000           19,000
                                              ---------        ---------

    Total current assets                      5,373,000        4,477,000
                                              ---------        ---------

Property and equipment, net                     384,000          355,000
                                              ---------        ---------

Other Assets
 Intangible assets, net                       5,767,000        4,080,000
                                              ---------        ---------

Total assets                                $11,524,000       $8,912,000
                                             ==========        =========

Current liabilities
 Checks written in excess of book balance   $   279,000           65,000
 Accounts payable                               751,000          617,000
 Accrued expenses                             1,491,000        1,620,000
 Current portion of debt                        394,000          145,000
 Current portion of capital lease obligation     55,000           50,000
 Loans under financing agreement              3,675,000        3,318,000
                                              ---------        ---------

     Total current liabilities                6,645,000        5,815,000
                                              ---------        ---------

Long-term debt
 Long-term portion of capital lease               9,000           50,000
                                               --------        ---------

Stockholders' equity
 1996 Convertible Preferred stock, $1.00
  par value, 488 shares authorized, 155
  and 29.5 issued and outstanding at December
  29, 1996 and September 28, 1997,
  respectively, liquidation preference
  $295,000.                                           0                0
 1997 Convertible Preferred stock, $1.00
 par value, 300 shares authorized, 108.9
 issued and outstanding at September 29,
 1997, liquidation preference $1,089,000
 per share                                            0                0
 Common stock, $0.001 par value; 25,000,000
  shares authorized, 5,688,292 and 12,036,667
  issued and outstanding at December 29, 1996 and
  September 28, 1997, respectively               12,000            6,000
 Dividends payable in common stock               38,000           66,000
 Additional paid-in capital                  12,090,000       10,199,000
 Accumulated deficit                         (7,270,000)      (7,224,000)
                                             ----------       ----------
    Total stockholders' equity                4,870,000        3,047,000
                                             ----------       ----------

Total liabilities and stockholders' equity  $11,524,000       $8,912,000

         The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     INTERNATIONAL NURSING SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                        For the Three Months Ended   For the Nine Months Ended
                                    September 28 and September 29
                        ------------------------------------------------------
                          1997                1996     1997               1996
                          ----                ----     ----               ----

Net revenues           $6,138,000         $3,819,000 $19,762,000    $10,399,000

Direct costs of
 services               4,648,000          2,906,000  15,093,000      7,751,000

  Gross Margin          1,490,000            913,000   4,669,000      2,648,000

Selling, general and
 administrative
 expenses               1,287,000            901,000   4,207,000      2,374,000
(Gain) on Sale of
 Medicare Division
 (Note 7)                (191,000)                 0    (191,000)             0

Net income (loss)
 from operations          394,000             12,000     653,000        274,000

Interest expense, net     299,000            134,000     699,000        391,000

Net income (loss)        $ 95,000          $(122,000)   $(46,000)     $(117,000)
                           ======           ========     =======       ========

Net income (loss)
 per common share
 (Note 8)                $   0.01          $   (0.42)   $  (0.07)        $(0.34)
                             ====           ========     =======        =======

Weighted average shares
 outstanding          $11,518,685         $4,567,952  $8,894,554     $4,347,771
                       ==========          =========   =========      =========



   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                     INTERNATIONAL NURSING SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  For the Nine Months Ended
                                                      September 28, 1997
                                                    and September 29, 1996
                                                  ---------------------------
                                                    1997              1996
                                                    ----              ----
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
 Net income (loss)                                $ (46,000)        $(117,000)
 Adjustments to reconcile net income (loss) to
  net cash flows from (used in) operating activities-
   Depreciation and amortization                    453,000           293,000
   Imputed Interest on Convertible Debt              78,000                 0
        Net changes in current assets and current
         liabilities                               (677,000)       (1,185,000)
                                                  ---------         ---------

           Net cash flows (used in)
            operating activities                   (192,000)       (1,009,000)
                                                  ---------         ---------

CASH FLOWS USED IN INVESTING ACTIVITIES:
 Purchase of property and equipment                (115,000)         (125,000)
 Business acquisition costs                      (2,054,000)       (1,990,000)
                                                  ---------         ---------

            Net cash flows used in investing
             activities                          (2,169,000)       (2,115,000)
                                                 ----------         ---------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
 Advances, net                                     357,000          1,478,000
 Payments on capital leases and debt              (731,000)          (592,000)
 Proceeds from convertible debt                  1,000,000                  0
 Net proceeds from exercise of Unit option         200,000                  0
 Net proceeds from issuance of preferred
   and common stock                              1,535,000          2,347,000
                                                 ---------          ---------

             Net cash flows from (used in)
              financing activities               2,361,000          3,223,000
                                                 ---------          ---------
             Net (decrease) increase in cash
              and cash equivalents                       0            109,000

CASH AND CASH EQUIVALENTS, at beginning of
 period                                                  0             19,000
                                                 ---------          ---------

CASH AND CASH EQUIVALENTS, at end of period    $         0          $ 128,000
                                               ===========          =========


Non-cash investing and financing activities for the nine months ended September 28, 1997:

     Issuance of 6,348,379 shares of common stock upon conversion of convertible preferred stock.

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

     The Company also recorded additional imputed interest expense of approximately $78,000 related to the convertible debenture.

     During the first quarter of 1997 approximately $20,000 of previously capitalized expenses were charged to additional paid in capital.

   The accompanying notes to consolidated financial statements are an integral part of these consolidated statements.

                       INTERNATIONAL NURSING SERVICES, INC.

               NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements as of December 29, 1996 have been derived from audited financial statements, the report on which included an explanatory paragraph describing uncertainties concerning the Company's ability to continue as a going concern. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the fiscal year ended December 29, 1996. The results of operations for the nine months ended September 28, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 28, 1997.

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

The Company has signed a non-binding letter of intent to acquire a closely-held medical software company. For a period of up to 130 days pending implementation of a merger, the Company has agreed to provide bridge financing to the software company in an amount not to exceed $297,500. As of September 28, 1997 the Company had provided bridge financing in the amount of $112,500. If the merger does not take place the bridge financing will be converted to a note receivable.


3.          EQUITY  TRANSACTIONS

     1997  PRIVATE  PLACEMENT

In  January  and  February  1997, the Company completed a private placement of
167.15 Units, each unit consisting of one share of convertible preferred stock, $10,000 par value, ("1997 Preferred Stock"), and a warrant to purchase 10,000 shares of common stock at $1.00 per share ("1997 Warrant"). The convertible preferred stock carries no dividend. The preferred stock is convertible to common at the lesser of $1.00 or 75% of the average sales price for the five trading days prior to conversion. The Company raised gross
proceeds  of  $1,671,500  from  this  private  placement.    Commissions  of
approximately $117,000 were paid to individuals who assisted in the private placement who are also shareholders of the Company. Substantially all of the proceeds were used to purchase TherAmerica. In May 1997, 10 Shares of 1997 Preferred Stock were converted to 253,968 shares of common stock, and in June 1997, 32.25 Shares of 1997 Preferred Stock were converted to 1,862,508 shares of common stock. In July 1997, 10 Shares of 1997 Preferred Stock were converted to 584,475 shares of common stock, and in September 1997, 6 Shares of 1997 Preferred Stock were converted to 42,667 shares of common stock.

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

Through September 28, 1997, 214.5 Units (with accrued dividends) have been converted to 3,956,532 shares of common stock. Also in 1997, a Unit Holder which held 20 Units exercised its Unit purchase option resulting in gross proceeds to the Company of $200,000. The Unit holder immediately converted the preferred to common resulting in the issuance of 257,028 shares of common stock in January 1997.

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

The Company recorded an imputed discount on the convertible debenture of $134,000 using the Black-Scholes option pricing model related to the issuance of the warrant to purchase 200,000 shares of common stock at $1.1875 per share. For the nine months ended September 28, 1997, the Company recorded additional interest expense of approximately $78,000 which related to amortization of the imputed discount. The Company amortizes the imputed discount over the expected term of the related debt.

On May 28, 1997, the Company paid $500,000 of principal plus accrued interest to the noteholder, the exercise price of the warrant was reduced to $0.27 from $1.19 and the noteholder extended the payment date to July 28, 1997, which would eliminate the conversion feature of the note. The Company was unable to pay the outstanding principal balance by July 28, 1997. On August 15, 1997 the exercise price of the warrants was further reduced to $0.15 and the noteholder extended the payment date. The Company repriced the imputed discount due to the reductions in the exercise prices of the warrant, and the results were not material. On November 14, 1997, the Company paid the remaining balance on the note plus accrued interest.


5.          STOCK  OPTIONS

During the first quarter, the Company canceled and reissued 150,000 options to purchase the Company's common stock to an officer of the Company. The options were originally exerciseable at $1.88 (100,000 options) and $3.25 (50,000 options). The option exercise price was reset to $1.00 which represented the fair market value of the options at the time of the grant. During the third quarter, the Company amended the exercise price on 1,361,952 options previously issued officers, directors, and employees of the Company. The options were originally exerciseable between $0.63 and $1.88. The amended exercise price of $0.25 was in excess of fair market value at the time of the amendment.


During the first quarter of 1997 the Company granted 443,748 options to purchase common stock at $1.00 per share under the Company's incentive stock option plan, 133,609 of which were granted to officers and directors.

Additionally, during the third quarter of 1997 the Company granted 860,000 options to purchase common stock at $0.25 per share under the Company's incentive stock option plan, 700,000 of which were granted to officers and directors.



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

     In 1997, a former patient filed a complaint in Texas against a subsidiary of the Company alleging that an employee/therapist of the subsidiary was negligent. The Company believes that there was no wrong doing and intends to defend itself vigorously against the charges. The client/hospital where the employee was working at the time of the alleged incident paid the plaintiff $100,000 in settlement and release from further claims. The client/hospital has now demanded that the Company indemnify them for the $100,000 as the client/hospital alleges this is stipulated in a contract between the Company and the client/hospital. The Company does not believe that it has a contractual obligation to indemnify the client/hospital in this situation and intends to vigorously defend against this demand. The Company believes that it will not incur any material losses in excess of accrued amounts.

In April 1997, Ellis Home Care Services, Inc. ("EHCSI") filed a complaint in the United States District Court , Southern District of New York, against the Company. The complaint alleges that the Company has breached certain obligations it undertook in connection with the acquisition of the Ellis assets by the Company. EHCSI sought a judgement of $421,705, which represents the difference between the asset purchase price of $1,060,063 and the total of
(i) the aggregate sales proceeds EHCSI received from the sale of all of its shares of the Company's stock and (ii) a cash payment of $60,000 made by the Company to EHCSI. In addition to the amount of $421,705, the complaint seeks interest on such amount at nine percent (9%) per annum and attorney's fees. On August 1, 1997 the Company agreed to a settlment of this matter and agreed to pay EHCSI $435,397.30 plus interest at the rate of nine percent (9%) per annum in an intial payment of $60,000 and monthly payments of $19,722 with the last payment due April 1, 1999. On September 23, 1997 a judgment was entered against the Company in this matter as a result of the Company's failure to make the initial payment of $60,000, although all monthly payments had been made. The judgment was entered in the amount of $391,731.20 plus interest at the rate of nine percent (9%) until paid. The Company is continuing to negotiate this matter with EHCSI and to pay its agreed monthly payments. It has paid a portion of the delinquent $60,000 and EHCSI has made no effort to date to execute the judgment against the Company.



7.          GAIN  ON  SALE  OF  MEDICARE  DIVISION

     On September 1, 1997 the Company sold certain assets of its Medicare and home care business in Denver for $200,000 in cash. The Company recognized a gain of approximately $191,000 on the sale. The Company is liable for any Medicare cost reimbursement adjustment to reimbursements that occured prior to the sale date. The Company believes that it has adequately accrued for this contingent liability. The Medicare division represented $650,000 in revenues for the nine months ended September 28, 1997.


8.          LOSS  PER  SHARE

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

Loss  per  share  applicable  to common stockholders is calculated as follows:


                      Three  Months  Ended              Nine Months Ended
              Sept. 28, 1997   Sept. 29, 1996   Sept. 28, 1997   Sept. 29, 1996
              --------------   --------------   --------------   --------------

Net income
 (loss)         $ 95,000          $ (122,000)     $  (46,000)       $ (117,000)
Preferred
 stock
 dividends -
 stated rate      (8,000)            (44,000)        (39,000)          (44,000)
Preferred
 stock dividends -
 imputed
 discount              0          (1,737,000)       (553,000)       (1,737,000)
Preferred
 stock dividends -
 recapture             0                   0                0          441,000
                   ------          ---------         --------        ----------

Net income (loss)
 applicable to
 common
 stockholders   $ 87,000         $(1,903,000)       $(638,000)     $(1,457,000)
                 =======          ===========        ========       ==========

Net income (loss)
 per common
 share          $   0.01         $     (0.42)       $   (0.07)     $     (0.34)
                ========         ===========        =========      ===========

Weighted average
 shares
 outstanding  11,518,685           4,567,952        8,894,554        4,347,771
                                  ==========        =========       ==========

9.          SUBSEQUENT  EVENTS

     On  October  19,  1997  the Company sold certain assets of one of its New
York operations for $1,275,000 in cash and an unsecured promissory note for $200,000, which bears interest at prime plus 2%. The promissory note is payable in two equal installments of $100,000 plus accrued interest on February 18, 1998 and October 19, 1998. At the same time the Company entered into a definitive agreement to sell the other two New York operations for $2,080,000 in cash subject to approval by New York State licensing authorities and other closing conditions.

     The  three  New  York  operations  provided  approximately  $8,246,000 in
revenue  for  the nine months     ended September 28, 1997.  The sale of these
operations  will  substantially  reduce  the  Company's          revenues.

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

     Important factors to be considered in connection with forward-looking statements include, without limitation, (a) the fact that the Company reported net losses in fiscal 1995 and fiscal 1996 and had an accumulated deficit and a working capital deficit in fiscal 1996 and at September 28, 1997; (b) the Company's lack of working capital may require the Company to raise additional equity or debt financing or sell assets in order to fund operations and the cash portion of purchase prices payable in connection with acquisitions and the Company may be unable to raise such debt or equity financing; (c) the current uncertainty in the health care industry and government health care reform proposals considered from time to time may adversely affect the regulatory environment in which the Company operates and specifically affect the reimbursement rate payable under government programs such as Medicare and Medicaid, potentially resulting in decreased revenues from home care services;
(d) the Company's dependence on customer relationships makes the Company vulnerable to consolidation in the health care industry, changes in customer personnel and other factors that may impact customer relationships; (e) the Company's ability to obtain needed licenses, permits and governmental approvals will directly affect the Company's economic performance and operation; (f) the Company's ability to compete in the highly competitive interim staffing and home care services market will directly impact the Company's profitability and operations; (g) the Company depends on key-management personnel especially John P. Yeros to manage and direct the business and operations of the Company; (h) hospital budgetary cycles, increased competition for qualified medical personnel, patient admission fluctuations and seasonality will also impact the profitability of the Company and cash flow may fluctuate due to the adoption by hospitals and third party payors of new or revised reimbursement policies; (j) the Company's operations would be adversely affected by the expansion of more favorable credit terms in order to keep existing customers; (k) the Company's ability to manage growth, particularly through acquisitions, will directly impact the Company's profitability and operations; (l) uninsured risks associated with providing home care and interim staffing services will also impact the Company's profitability and operations; and (m) various other factors may cause actual results to vary materially from the results contemplated in any forward-looking statements included in this filing. No assurance can be given that the foregoing factors will not result in a material adverse effect on the Company and its operations.

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


Results  of  Operations
-----------------------

Comparison  of  three  months  ended September 28, 1997 and September 29, 1996

     The Company generated approximately $6,138,000 in revenues from operations for the quarter ended September 28, 1997, compared to approximately $3,819,000 in revenues for the third quarter of 1996. The increase in sales for the quarter is due to the acquisition of Ellis Health Services, Inc., STAT Health Care Services, Inc., and TherAmerica. These acquisitions provided revenues of approximately $3,859,000 and $1,430,000 in the third quarters of 1997 and 1996 respectively. These increased revenues were offset by losses in Texas and Colorado resulting from increased competition and administrative personnel departures. On October 19, 1997 the Company sold a New York operation and entered into a definitive agreement to sell two other New York operations. The three New York operations provided approximately $2,566,000 in revenues for the quarter ended September 28, 1997. The sale of these operations will substantially reduce the Company's revenues.

     The Company's gross margin percentage was consistent at 24% the quarters ended September 28, 1997 and September 28, 1996.

     Selling, general and administrative expenses increased for the quarter ended September 28, 1997 by approximately $386,000 as compared to the quarter ended September 29, 1996. This increase was proportionaly less than the increase in revenues. As a percentage of revenues, SG & A decreased from 24% for the quarter ended September 29, 1996 to 21% for the quarter ended September 28, 1997.

     Net loss decreased from $122,000 in the quarter ended September 29, 1996 to a net loss, before Gain on Sale of Assets, of $96,000 in the quarter ended September 28, 1997. The loss for the quarter is attributable to factors discussed above and an increase in interest expense.

     During the first quarter, the Company initiated several programs and service lines which are intended to increase revenues for the remainder of 1997. In particular, a travel nurse division was started in late 1996 and resulted in approximately $436,000 in revenues in the third quarter of 1997. Other sales incentive programs have been developed to increase the existing sales base in Texas, Colorado and New York. In addition, the Company is more closely monitoring its selling, general and administrative costs to minimize these costs which were a material reason for the losses the Company has experienced in the past few years.

Comparison  of  nine  months  ended  September28,  1997 and September 29, 1996

     The Company generated approximately $19,762,000 in revenues from operations for the nine months ended September 28, 1997, compared to approximately $10,339,000 in revenue for the same period in 1996. The increase was attributable to additional revenues from the acquisitions Ellis, STAT, and TherAmerica. The revenues from these acquisitions were partially offset by increased competition in Texas and Colorado. The travel nurse division generated revenues of approximately $786,000 during the nine months ended September 28, 1997. On October 19, 1997 the Company sold a New York operation and entered into a definitive agreement to sell two other New York operations. The three New York operations provided approximately $8,246,000 in revenues for the quarter ended September 28, 1997. The sale of these operations will substantially reduce the Company's revenues.

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

     The Company's gross margin percentage decreased from 25% for the nine months ended September29, 1996 to 24% for the nine months ended September 29, 1997. The decrease was due to increased competition in Texas and Colorado, some lower margin business at the New York offices, and inability to pass through to customers higher personnel costs.

     Selling, general and administrative expenses increased for the nine months ended September 28, 1997 by approximately $1,833,000 as compared to the nine months ended September 29, 1996. The increase was directly attributable to the growth in the Company's revenues, and also due to the expensing of transaction costs for acquisitions which did not close. Selling, general and administrative expenses as a percentage of revenue decreased from 23% for the nine months ended September 29, 1996, to 21% for the nine months ended September 28, 1997. Management anticipates that selling, general and administrative expenses as a percentage of sales will decrease throughout the remainder of 1997 as the Company sees economies of scale result from its acquisition activity and its integration strategy of centralizing the general and administrative functions of each branch in Colorado.

Liquidity  and  Capital  Resources
----------------------------------

     The Company's current liabilities at September 28, 1997 aggregated approximately $6,645,000 and current assets at September 28, 1997 aggregated approximately $5,373,000.

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

     On October 19, 1997 the Company sold certain assets of one of its New York operations for $1,275,000 in cash and a note for $200,000. At the same time the Company entered into a definitive agreement to sell the other two New York operations for $2,080,000 in cash subject to approval by New York State
licensing  authorities and other closing conditions.   The $1,275,000 will be
used to meet a portion of the Company's current obligations. If the transactions under definitive agreement close on a timely basis, funds should be available to meet the remaining portion of the Company's current obligations. There is no assurance, however, that these transactions will close on a timely basis or at all, or that the cash consideration will be adequate to meet the Company's needs. The three New York operations provided approximately $8,246,000 in revenue for the nine months ended September 28, 1997. The sale of these operations will substantially reduce the Company's revenues. Separately, the Company has signed a non-binding letter of intent to acquire a closely-held medical software company. For a period of up to 130 days pending implementation of a merger, the Company has agreed to provide bridge financing to the software company in an amount not to exceed $297,500. As of September 28, 1997 the Company had provided bridge financing in the amount of $112,500.

     The Company previously utilized an accounts receivable financing arrangement which was replaced with an asset-based line of credit on May 28,
1997.    Funds  generated  by  the  refinancing were used to pay $500,000 plus
accrued  interest of  the $1,000,000 convertible loan on May 28, 1997.     The
noteholder agreed to extend the due date on the remaining balance to July 28, 1997, which, if the payment was made, would have eliminated the conversion feature of the note. On August 15, 1997, the exercise price of the warrants was further reduced to $.15 and the noteholder extended the payment date. The Company repriced the imputed discount due to the reductions in the exercise prices of the warrant, and the results were not material. On November 14, 1997, the Company paid the remaining balance on the note plus accrued interest.

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

In 1997, a former patient filed a complaint in Texas against a subsidiary of the Company alleging that an employee/therapist of the subsidiary was negligent. The Company believes that there was no wrong doing and intends to defend itself vigorously against the charges. The client/hospital where the employee was working at the time of the alleged incident paid the plaintiff $100,000 in settlement and release from further claims. The client/hospital has now demanded that the Company indemnify them for the $100,000 as the client/hospital alleges this is stipulated in a contract between the Company and the client/hospital. The Company does not believe that it has a contractual obligation to indemnify the client/hospital in this situation and intends to vigorously defend itself against this demand. The Company believes that it will not incur any material losses in excess of accrued amounts.

In April 1997, Ellis Home Care Services, Inc. ("EHCSI") filed a complaint in the United States District Court , Southern District of New York, against the Company. The complaint alleges that the Company has breached certain obligations it undertook in connection with the acquisition of the Ellis assets by the Company. EHCSI sought a judgement of $421,705, which represents the difference between the asset purchase price of $1,060,063 and the total of
(i) the aggregate sales proceeds EHCSI received from the sale of all of its shares of the Company's stock and (ii) a cash payment of $60,000 made by the Company to EHCSI. In addition to the amount of $421,705, the complaint seeks interest on such amount at nine percent (9%) per annum and attorney's fees. On August 1, 1997 the Company agreed to a settlment of this matter and agreed to pay EHCSI $435,397.30 plus interest at the rate of nine percent (9%) per annum in an intial payment of $60,000 and monthly payments of $19,722 with the last payment due April 1, 1999. On September 23, 1997 a judgment was entered against the Company in this matter as a result of the Company's failure to make the initial payment of $60,000, although all monthly payments had been made. The judgment was entered in the amount of $391,731.20 plus interest at the rate of nine percent (9%) until paid. The Company is continuing to negotiate this matter with EHCSI and to pay its agreed monthly payments. It has paid a portion of the delinquent $60,000 and EHCSI has made no effort to date to execute the judgment against the Company.

ITEM  2.    CHANGES  IN  SECURITIES

                     No. of Shares                                Exemption
Security Sold  Date    or Units      Consideration   Purchasers    Claimed
-------------  ----  --------------  -------------   ----------   --------
Common stock    Jan   1,604,353      Conversion of   Private
                                      Preferred       Investors Section 3(a)(9)

Units of Preferred
 Stock and                                           Private
 Warrants                   960         960,000       Investors Section 4(2)

Common stock    Feb      41,398      Conversion of   Private
                                      Preferred       Investors Section 3(a)(9)

Units of Preferred
 Stock and                                           Private
 Warrants       Feb       711.5         711,500       Investors Section 4(2)

Common stock    Mar      48,193      Conversion of   Private
                                      Preferred       Investors Section 3(a)(9)

Common stock    May     253,968      Conversion of   Private
                                      Preferred       Investors Section 3(a)(9)

Common stock    Jun     869,986      Conversion of   Private
                                      Preferred       Investors Section 3(a)(9)

Common stock    Jul     579,206      Conversion of   Private
                                      Preferred       Investors Section 3(a)(9)

Common stock    Aug      77,625      Conversion of   Private
                                      Preferred       Investors Section 3(a)(9)

Common stock    Sep     426,667      Conversion of   Private
                                      Preferred       Investors Section 3(a)(9)
------          ---     -------      -------------   ---------- ---------------

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


Dated:    November  13,  1997

                              INTERNATIONAL  NURSING  SERVICES,  INC.
                              (Registrant)



                              /s/  John  P.  Yeros
                              --------------------
                              John  P.  Yeros
                              Chairman  and  Chief  Executive  Officer
                              (Principal  Executive  Officer)



                              /s/  John  P.  Yeros
                              --------------------

                              (Principal  Financial  and  Accounting  Officer)

     INDEX  TO  EXHIBITS

2.1 Agreement of Purchase and Sale(Assets) by and between National Care Resources, Inc. and Life Source Services, Inc.

10.1 Stipulation of Settlement between Ellis Home Care Services, Inc. and International Care Resources, Inc.

27   Financial  Data  Schedule

99 Judgement against International Nursing Services, Inc. for Ellis Home Care Services, Inc.