Form 10KSB
period 1997-12-31
MEDIX RESOURCES INC
filed 1998-03-30
CIK 890784

U.S. SECURITIES AND EXCHANGE   COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 28, 1997
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO ______

                        Commission File Number 0-24768

                             MEDIX RESOURCES, INC.
                (Formerly INTERNATIONAL NURSING SERVICES, INC.)
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

                        Common Stock.  $.001 Par Value;
                    1994 Warrants to Purchase Common Stock

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

Registrant's  revenues  for  its  most  recent  fiscal  year:    $24,875,000

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 24, 1998 was approximately $6,219,000 (for purposes of the foregoing calculation only, each of the registrant's officers and directors is deemed to be an affiliate).

There were 20,343,787 shares of registrant's Common Stock outstanding as of March 24, 1998.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the registrant's Proxy Statement that will be filed with the Securities and Exchange Commission in connection with the registrant's annual meeting of stockholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional  Small  Business  Disclosure  Format (Check one): Yes [ ]  No [X]

                                    ------
                               TABLE OF CONTENTS


PART  I                                                             3

ITEM  1.     DESCRIPTION  OF  BUSINESS                              3
ITEM  2      DESCRIPTION  OF  PROPERTY                             12
ITEM  3.     LEGAL  PROCEEDINGS                                    12
ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   14

PART  II                                                           15

ITEM  5.     MARKET  FOR  COMMON  EQUITY  AND  RELATED
              STOCKHOLDER  MATTERS                                 15
ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN
              OF  OPERATION                                        15
ITEM  7.     FINANCIAL  STATEMENTS                                 27
ITEM  8.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS
              ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE           27

PART  III                                                          28

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND
              CONTROL  PERSONS;  COMPLIANCE  WITH  SECTION
              16(A)  OF  THE  EXCHANGE  ACT                        28
ITEM  10.    EXECUTIVE  COMPENSATION                               29
ITEM  11.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS
              AND  AGREEMENT                                       35
ITEM  12.    CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS       35
ITEM  13.    EXHIBITS  AND  REPORTS  ON  FORM  8-K                 36

                                    PART I
                                    ------

ITEM  1.      DESCRIPTION  OF  BUSINESS

GENERAL

     Medix Resources, Inc., a Colorado corporation, formerly known as International Nursing Services, Inc. (the "Company"), has two principal lines of business, healthcare services and medical information software.

      The Company, doing business as National Care Resources, STAT Health Care Services, Ellis Health Services, and TherAmerica, Inc., provides skilled nursing, therapists, rehabilitation and other medical personnel for supplemental staffing in home care and in a broad spectrum of health care and educational facilities. The Company's supplemental staffing services are provided through a pool of approximately 1,500 caregivers including licensed and registered nurses, rehabilitation, physical, respiratory, occupational and speech therapists, medical social workers, home care aides and other unlicensed personnel. The Company's supplemental and home care staff currently serves over 500 hospitals, clinics, nursing homes, physician groups, assisted living facilities, health maintenance organizations and other health care institutions, a variety of educational facilities and individual home care clients. The Company operates through offices located in Yonkers and the Bronx, New York, Houston and San Antonio, Texas, Emoryville and Ontario, California, and Denver and Englewood, Colorado. The Company currently provides supplemental staffing services and therapists in New York, Texas, Colorado and California. Travel nurses and therapists are provided in seventeen states and the District of Columbia.

     The Company recently acquired Cymedix Corporation, which has developed an Internet-based communications and information management product, Cymedix Lynx, which the Company began marketing to medical professionals nationwide. Growth of the medical information management marketplace is being driven by the need to share significant amounts of clinical and patent information between physicians, their outpatient service providers, hospitals, insurance companies and managed care organizations. This market is one of the fastest-growing sectors in healthcare today, commanding a projected two-thirds of health care capital investments. Cymedix Lynx is a secure medical communications product, with patent application pending, that makes use of the Internet. Using Cymedix Lynx, medical professionals can order, prescribe and access medical information from insurance companies and managed care organizations, as well as from any participating outpatient service provider such as a laboratory, radiology center, pharmacy or hospital. The Company will provide its software free of charge to physicians and clinics, and will collect user fees whenever these products connect to the Internet. The product's relational database technology provides physicians with a permanent, ongoing record of each patient's name, address, insurance or managed care affiliation, referral status, medical history, personalized notes and an audit trail of past encounters. Physicians can electronically order medical procedures, receive and store test results, check patient eligibility, make medical referrals, request authorizations, and report financial and encounter information in a cost-effective, secure and timely manner.

HISTORY  OF  THE  COMPANY;  PENDING  DISPOSITIONS

     The Company was incorporated in the State of Colorado on April 22, 1988. On August 12, 1988, the Company completed a self-underwritten public offering pursuant to which an aggregate of 150,100 units, each unit consisting of one share of common stock and one redeemable warrant, were offered and sold. The Company received gross proceeds of $150,100 from its initial public offering of such units. On September 19, 1994, the Company completed a public offering of 225,000 Units, each Unit consisting of two shares of preferred stock, one share of common stock and three 1994 Warrants. This offering raised gross proceeds of $5,287,500. A portion of the proceeds of this public offering was used to finance the Company's acquisitions in September, 1994 of certain assets of Paxxon Services, Inc. ("Paxxon Services") and certain assets of Mint Energy Corporation, doing business as Nurse Connection ("Nurse Connection").

     In April 1996, the Company acquired certain assets of Ellis Health Services, Inc. ("Ellis"). The purchase price for the Ellis assets was $1,025,000. The purchase price was paid by issuing 256,250 shares of the Company's common stock and guaranteeing that the former owner of Ellis would receive at least $1,025,000 in proceeds from the sale of the shares. Ellis had been an affiliated company of Paxxon Services, Inc., which the Company acquired in September, 1994.

     In July 1996, the Company acquired certain assets of STAT Health Care Services, Inc. ("STAT") for a purchase price of approximately $2,145,000. The purchase price was paid $1,550,000 in cash, approximately $468,500 worth of common stock of the Company and warrants to purchase 125,000 shares of common stock at $1.88 per share, which have since expired.

     In January 1997, the Company acquired certain assets of Colorado Therapists On Call, Inc. ("CTOC") and Professional Healthcare Providers, Inc. ("PHP"), together doing business under the name TherAmerica ("TherAmerica"). The acquisition was effective January 1, 1997 and the Company paid $2,000,000 in cash and assumed approximately $175,000 in liabilities for the assets of TherAmerica, with the transaction being treated as a purchase for accounting purposes.

     In September 1997, the Company sold its Denver home care and certified medicare provider operations for $200,000 in cash.

     In  October  1997,  the  Company  sold  the assets and business of Paxxon
Services, one of its New York operations. At the same time the Company entered into a definitive agreement to sell the other two New York operations, Ellis and STAT, for $2,080,000 in cash, subject to approval by New York State licensing authorities and other closing conditions, which can not be assured. The three New York operations provided approximately $10,262,000 in revenue for the 1997 fiscal year. The sale of these operations will substantially reduce the Company's revenues.

      In January 1998, the Company acquired Cymedix Corporation, a California corporation ("Cymedix") which was merged into the Company's own wholly-owned subsidiary, Cymedix Lynx Corporation, a Colorado corporation, and the Company issued or committed to issue 6,980,000 shares of its Common Stock to the shareholders of Cymedix and granted or committed to grant options covering 1,200,000 shares of the Company's Common Stock to employees of the subsidiary. The Company has agreed to file a registration statement with the U.S. Securities and Exchange Commission by April 20, 1998, to register such shares to permit them to be sold into the public market.

     The Company may pursue other possible acquisitions or dispositions as opportunities are presented. All such future transactions will be, and the above described current dispositions are, subject to definitive documentation which will and do contain certain closing conditions, including obtaining the necessary financing. There can be no assurance that the necessary financing will be obtained or that other conditions to closing will be satisfied. In addition, there can be no assurance that the Company will consummate either of the currently contracted dispositions discussed above. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Overview."

HEALTHCARE  SERVICES

Overview.   The Company provides medical supplemental staffing, principally to
--------
healthcare institutions in the form of either staffing done on a daily basis or through travel nurse assignments that are generally thirteen weeks or longer in length. Health care institutions use supplemental staffing for the following reasons:

  Local  and  regional  health  care  worker  shortages;
  Episodic  needs  for  specialty health care during specific disease epidemics;
  Increased  patient  acuity  mix  within  the  hospital  markets;
  Increases  in  labor  intensive  medical  care  technology;
  The  aging  of  the  population;
  Hospital trends to contain costs by cutting back staff positions to a minimal level and supporting periodic increased occupancy rates with supplemental staffing;
  Early  discharge  pressures  have  caused hospitals to provide more outpatient and home health care programs; and Numerous health care organizations have developed special or innovative arrangements for early discharges, including both pre- and post-admission services.

     Proposals to reform the United States healthcare system have been made from time to time over the last decade, and can be expected to be made in the future. Legislation at both the federal and state levels have increased government involvement in health care, lowered reimbursement rates, limited capital expenditures and otherwise changed the operating environment for the Company's customers. Future legislation to enact current and future proposals can be expected. Healthcare facilities have reacted to these proposals and legislation and the uncertainty surrounding them by curtailing the use of flexible staff, which adversely affects the Company's business. The Company cannot predict with any certainty what impact, if any, proposals for healthcare reforms might have on the Company's business. The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of hospitals and other healthcare facilities. In addition, major third party payers of hospital services (insurance companies, Medicare and Medicaid) have significantly revised payment procedures in an effort to contain health care costs. These developments could negatively impact the Company's operations.

Business Strategy  The Company's strategy is to provide comprehensive services
-----------------
to patients located in hospitals, health care organizations, and homes. Staffing is provided in homes, school settings, hospitals, clinics and physician offices utilizing a supplemental diversified mix of traditional nursing and other allied health care professionals such as physical, occupational and respiratory therapists, home health aides, and other nursing professionals.

     The services provided by the Company bridge the gap between hospital and home. Frequently, the same professionals caring for patients in the hospital setting are involved in the care at home. Healthcare institutions request that the Company provide the same trained professional for both home and hospital health care. This request has driven the Company to provide supplemental staffing, travel nurse and home health care in each of the geographical markets that the Company operates.

     Other  key  elements  of  the  Company's  strategy  include:

  Improvement  of  customer  relationships;
  Continued contracting and marketing efforts; and Expansion services in response to customer demand.

     The foregoing business strategies include forward-looking statements, the realization of which are subject to risks and uncertainties that may be impacted by certain important factors discussed elsewhere herein. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Forward-Looking Statements and Associated Risks".

Customers.  The Company's customers include, but are not limited to, patients,
---------
hospitals, physicians, third party payers, educational facilities and other types of health care organizations. Billing, payment arrangements and staffing agreements with the Company's customers are stipulated by contracts with the customer. The contracts are not exclusive and do not obligate the customer to utilize a certain amount of service for any specific period of time. Customers often use several supplemental staffing agencies to meet their needs and the Company competes with these agencies on the basis of pricing, availability of caregivers, and quality of service.

Services.    The  Company  offers  a  broad  range of professional and support
--------
services  to  meet medical and personal needs in the home or in health care or
------
educational facilities. The following provides a brief description of the services customarily provided by skilled nursing personnel and other caregivers placed with customers.

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

 Respiratory Therapists specialize in the prevention, assessment, treatment, management, and rehabilitation of individuals with respiratory disorders or cardiopulmonary disease.

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

 Rehabilitation Consulting provides medical and vocational counseling, consulting, training and expert testimony to businesses, employee-patients and disabled individuals in connection with physical disability rehabilitation programs and obligations under the Americans with Disabilities Act.

Recruiting.    The Company is active in recruiting skilled nursing and therapy
----------
personnel and other caregivers in order to assure availability of personnel as customer demand warrants. Location of assignment, compensation and benefits are generally the principal factors considered by medical personnel when determining whether to contract with a particular flexible staffing business. To date, the Company's operations have not been adversely affected by the shortage of nurses in certain geographical regions or specialties.

     The Company's ability to deliver quality nursing and therapy services is dependent upon the Company's ability to recruit qualified personnel. The Company's recruiting efforts include advertising, attendance at national and regional conventions, personal and professional referrals and participation by the Company's officers in nursing and other trade associations. The Company has recruited and continues to recruit medical personnel and has entered into agreements with other staffing agencies whereby the Company can use the other agency's personnel under contract. The Company has compiled a listing of over 1,500 qualified nurses and medical personnel who are classified by skills, experience and availability for assignment. These nurses and other medical personnel generally do not work exclusively for the Company. The Company has in the past been generally successful in meeting its staffing requirements from its existing pool of caregivers and, in cases where a particular specialty or expertise was unavailable, the Company has been successful in hiring personnel on a subcontract basis from other flexible staffing companies.

Marketing  and Sales.  The Company's clientele currently consists of hospitals
--------------------
and other healthcare and educational facilities located in New York, Texas, California and Colorado and its travel nursing and therapist clientele consists of hospitals and other healthcare facilities in seventeen states and the District of Columbia. The Company has secured non-exclusive agreements to supply supplemental staff to these healthcare facilities for a period of between one and two years. The Company derives a significant portion of its business through its marketing efforts and expects to continue its marketing efforts to local and regional hospital chains as the expected consolidation in the health care industry is anticipated to result in an increasing number of regional and national hospital chains.

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

Competition.    The  Company's  supplemental  staffing businesses compete with
-----------
other medical recruitment and supplemental staffing organizations which offer the same or similar services provided by the Company. Many of these competitors have greater financial and other resources than are available to the Company. Competition for hospital and other health care clients is generally based on the ability to provide qualified nurses and medical personnel on a timely basis in a cost-competitive manner. The Company also experiences competition in recruiting for nursing staff and other medical personnel.

     The Company believes the key competitive factors in its industry include service, price and its ability to deliver staff to the geographic area where needed. The range of specialized services offered, together with the price charged for the services, are also competitive factors in attracting clients.

Regulation.  The healthcare system in the United States is highly regulated at
----------
the  federal,  state  and  local  level.    The  object  of such regulation is
generally  quality  and,  more  recently,  cost  control.    Most  individual
healthcare providers are required to be licensed at the state level by the states in which they provide services. As mentioned earlier, over the last decade, several programs have been proposed to reform the United States healthcare system, and certain legislation enacted at the federal and state levels. This legislation has generally increased governmental involvement in healthcare. Other than as described below, the Company, as it currently operates, is not required to be licensed by any governmental agency. Most of the Company's customers are licensed and the impact of governmental regulation on these customers has in the past and may in the future adversely affect the Company's operations. There can be no assurance the Company will be able to operate profitably in the current regulatory environment.

     Certain of the Company's operations have received, accreditation from the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") to evidence the Company's commitment to high service standards in its Bronx and Yonkers offices, which are currently expected to be sold during 1998. See "History of the Company; Pending Dispositions." Management believes such certification provides a marketing advantage to the Company's home care and rehabilitation services, although there is no assurance such certification will be received by all of its offices. If the proposed sale of the Bronx and Yonkers offices is completed, none of the Company's remaining offices currently are accredited by JCAHO and no such accreditation is required.

     Several states have enacted legislation requiring providers of supplemental staffing services to publicly post their billing rates. At least one state has adopted legislation that provides for regulatory review of such billing rates. The adoption of similar legislation by other states could have an adverse impact on the supplemental staffing industry.

     The Company is subject to various city, county and state payroll, occupational and professional licensing laws that apply to medical professionals. Many states have statutes requiring training, monitoring and
regulating  of  medical  professionals.    The  Company  complies  with  such
requirements as applicable to its operations and such requirements have not adversely impacted the Company.

MEDICAL  INFORMATION  SOFTWARE

     In January 1998, the Company acquired a developer of software applications for medical information management. The acquired business had been organized in November 1995. The Company's first two software products, Cymedix Lynx and Sherpa Universal Data Interface (Sherpa ), have just begun to be marketed to the medical community. Cymedix Lynx manages remote information distribution in the healthcare industry and Sherpa Universal Interface manages information integration. These two products, together with their relational database technology, will provide physicians with a permanent, ongoing record of their patients' insurance, managed care affiliation, referral status, medical history and diagnosis. Cymedix Lynx is Internet based, but completely secure, and provides doctors with forms to order medical procedures, make referrals and check insurance eligibility.

Customers and Marketing. The marketing strategy for the LYNX products of the
-----------------------
Company's subsidiary, Cymedix Lynx Corporation, will focus on the direct cost savings that can be achieved by using the Internet as the platform for medical data exchange compared to the current manual and semi-automated practices of competitors, relying on a combination of mail, telephone, fax or private network communications. The subsidiary will also emphasize the value added features of its LYNX software in making the flow of medical data more efficient.

     Unlike its existing competitors that generally focus on software sales to physicians, the Company's subsidiary will market LYNX to sponsoring organizations such as HMOs, hospital-based physicians networks and clinical laboratories that can offer the product to physicians without charge as a cost savings connectivity solution for their routine transactions, including medical orders, eligibility checks, authorization of care and doctor referrals. The subsidiary anticipates that its LYNX sponsors will charge fees on a per transaction basis. As a result, participants will only pay for the product when it is used, and the Company's subsidiary will charge sponsors a per transaction fee based on the type of transaction. The twin drivers of demand for the LYNX products, a cost savings solution to an ongoing expense and the low risk purchase decision inherent in this strategy are expected to facilitate early adoption of the LYNX products by sponsoring organizations. As part of its penetration pricing strategy, the Company plans to set fees at a 30% discount to current alternatives in the market place.

     The Company's subsidiary recently implemented distribution and licensing arrangements with Global Med Technology, Inc. As an established vendor of drug testing, blood bank and blood donor management software, Global is expected to provide Cymedix with access to its customer base for distribution services and to act as a value added re-seller under the licensing arrangements, with potential royalties to the Company's subsidiary generated from the sale of Global products incorporating the LYNX technology. Because this arrangement has only recently been entered into, the Company cannot predict at this time the degree of the possible contributions Global could make to Cymedix's marketing efforts.

Competition.  While  Cymedix  believes  it  is  the  first company to market a
-----------
product for clinical medical data exchange through Internet, competition can be expected to emerge from established healthcare information vendors, seeking to capitalize on Cymedix's work in developing and proving the
market.    The most likely competitors are companies with a focus on clinical information systems and enterprises with an Internet commerce or electronic network focus. Many of these competitors will have access to substantially greater amounts of capital resources than the Company has access to, for the financing of technical, manufacturing and marketing efforts. Frequently, these competitors will have affiliations with major medical product companies or software developers, who will assist in the financing of such competitor's
product  development.    The  Company  will  seek to raise capital to develop
Cymedix products in a timely manner, however, so long as the operations of the Company remain underfunded, as they now are, the Company and its subsidiary will be at a competitive disadvantage.

Patents,  Trademarks  and  Licenses.    The Company's wholly-owned subsidiary,
-----------------------------------
Cymedix Lynx, has filed U.S. patent application, Serial No. 08/950,328, covering its Cymedix Lynx product, on October 14, 1997, and has made a related filing under the Patent Cooperation Treaty, Application No. PCT/US97/18675. The U.S. application is currently under review by the U.S. Patent and Trademark Office. Whether a patent will be granted in response to such application or the scope of such patent can not be determined at this time. This subsidiary has also filed applications with the U.S. Patent and Trademark Office for trademark protection of certain "marks" used or to be used with its software products. Regulatory review of such applications has not yet been completed. In addition, the subsidiary will file applications for copyright registration with the U.S. Copyright Office of modular software components and related software when it deems copyright protection is legally available and in the best interest of the Company. No assurance can be given that any of the Company's software products will receive patent or other intellectual property protection.

Regulation.
----------
          The health care industry in the United States is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of health care organizations. During the past several years, the health care industry has been subject to increasing levels of governmental regulation of, among other things, reimbursement rates and certain capital expenditures. The Company cannot predict with any certainty what impact, if any, such increased regulation might have on its results of operations, financial condition or business. In addition, Medicare has, from time to time, promulgated regulations concerning anti-fraud and (physician) inducement that heretofore have not directly affected the marketing of the Company's software and similar products. However, these regulations, which are usually later adopted by state-managed Medicaid plans have historically created uncertainty in the industry. A current example is the Health insurance Portability and Accountability Act of 1996 (HIPAA). The Company is waiting for the promulgation of the related regulations so that it may assess the impact on its business. It is unclear the effect, if any, these regulations will have on the Company, its procuts or its clients.

          The U.S. Food and Drug Administration (the "FDA") has promulgated a draft policy for the regulation of certain computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act (the "FDC Act") and has recently indicated it may modify such draft policy or create a new policy. To the extent that computer software is a medical device under the policy, the manufacturers of such products could be required, depending on the product, to (i) register and list their products with the FDA, (ii) notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products, or
(iii) obtain FDA approval by demonstrating safety and effectiveness before marketing a product. In addition, such products would be subject to the FDC Acts general controls, including those relating to good manufacturing practices and adverse experience reporting. Although it is not possible to anticipate the final form of the FDA'' policy with regard to computer software, the Company expects that, whether or not the draft is finalized or changed, the FDA is likely to become increasingly active in regulating computer software that is intended for use in health care settings. The FDA can impose extensive requirements governing pre- and post-market conditions such as device investigation, approval, labeling and manufacturing. In addition, the FDA can impose extensive requirements governing development controls and quality assurance processes. There can be no assurance that actions taken by the FDA to regulate computer software products will not have a material adverse effect on the Company's results of operations, financial condition or business.



EMPLOYEES

Healthcare  Services.    Exclusive  of  medical  personnel, the Company has 53
--------------------
full-time and 5 part-time administrative employees. The number of caregivers on assignment varies from day to day. These medical personnel do not necessarily work full-time shifts and may not work exclusively for the Company. The Company's employees are not represented by a union and the Company considers its relations with its employees to be good. The Company currently has in place a screening process for all prospective medical personnel. The Company has entered into agreements with other staffing agencies whereby the Company may place medical personnel currently under contract with other staffing agents.

Medical Information Software.  The Company's software subsidiary currently has
----------------------------
13  full-time  and  2  part-time  employees.

ITEM  2.        DESCRIPTION  OF  PROPERTY

     The Company's executive offices are located at Suite 400, 360 South Garfield Street, Denver, Colorado. A summary of the Company's facilities is provided below:


                                     Square     Expiration       1997
                                    Footage        Date          Rent
                                 ------------  -------------   ----------

Houston,  Texas                      1,749          9/30/00      $ 15,000
San  Antonio,  Texas                 1,270          4/30/98        14,000
Denver,  Colorado                    6,113          9/30/00       101,000
Englewood,  Colorado                 2,269          4/30/98        41,000
Bronx,  New  York                    2,000          10/1/01        36,000
Ontario,  California                 1,513         12/31/98        25,000
Emeryville,  California                791          8/31/00        18,000
                                 -----------                   ------------

                                    15,705                       $250,000
                                                                ===========

      The Company believes these facilities, which are used for administrative offices, will be suitable for the Company's needs for the foreseeable future. The Company believes that all of its properties are adequately insured.

ITEM  3.        LEGAL  PROCEEDINGS

1. In January 1997, the Company was named as a party in a lawsuit filed by a former patient in San Antonio, Texas. The complaint alleges that a respiratory therapist employed by a subsidiary of the Company was negligent in his duties resulting in bodily injuries and mental anguish suffered by the patient. In a separate but related matter, the client/hospital at which the alleged incident occurred has paid $100,000 to the plaintiff in exchange for being released as a party to the lawsuit and has demanded that the Company indemnify the hospital as the hospital alleges is stipulated in the contract between the Company and the hospital. The Company believes that its employee was not negligent in his duties and that the Company has no liability in this matter. The Company intends to vigorously defend itself in this matter. In addition, the Company does not believe it has an obligation to indemnify its client hospital under its contract as the Company was not a party to the settlement. The Company has accrued $100,000 as a potential settlement and litigation expense. The Company believes that it will not incur any material losses in excess of accrued amounts. The Company's professional liability carrier has neither admitted nor denied coverage in this matter, reserving all of its rights under the policy, but it has made an appearance in the litigation to defend the matter.

2. In April 1997, Ellis Home Care Services, Inc. ("EHCSI") filed a complaint in the United States District Court, Southern District of New York, against the Company. The complaint alleges that the Company has breached certain obligations it undertook in connection with the acquisition of the Ellis assets by the Company. EHCSI sought a judgment of $421,705, which represents the difference between the asset purchase price of $1,060,063 and the total of (i) the aggregate sales proceeds EHCSI received from the sale of all of its shares of the Company's stock and (ii) a cash payment of $60,000 made by the Company to EHCSI. In addition to the amount of $421,705, the complaint seeks interest on such amount at nine percent (9%) per annum and attorney's fees. On August 1, 1997 the Company agreed to a settlement of this matter and agreed to pay EHCSI $435,397.30 plus interest at the rate of nine percent (9%) per annum in an initial payment of $60,000 and monthly payments of $19,722 with the last payment due April 1, 1999. On September 23, 1997 a judgment was entered against the Company in this matter as a result of the Company's failure to make the initial payment of $60,000, although all monthly payments had been made. The judgment was entered in the amount of $391,731.20 plus interest at the rate of nine percent (9%) until paid. The Company is continuing to negotiate this matter with EHCSI and to pay its agreed monthly payments. It has paid the delinquent $60,000 and EHCSI has made no effort to date to execute the judgment against the Company.


3. During 1997, a subsidiary of the Company was named as defendant in two suits in Harris County, Texas, entitled Verdell Cooper v. National Care Resources-Texas, Inc., Harris District Court, 97-21951, and Vanessa Felix v. National Care REsources-Texas, Inc., Harris District Court, 97-50337. Both matters involve claims of racial discrimination arising out of the termination of employment of the plaintiff by the subsidiary. While no specific amount of damages has been claimed in either matter, plaintiffs both seek punitive or exemplary damages as well as other reasonable damages. The Company has denied both claims and intends to vigorously defend both matters. The Company does not believe that either matter will have a material adverse affect on the financial condition of the Company.

4. On or about November 7, 1997, an action was filed against the Company in the Eastern District of New York under the caption New York Healthcare, Inc. v. International Nursing Services, Inc., et al., alleging, among other things, breach of contract against the Company and seeking damages in excess of $175,000 plus court costs and attorney fees. The Company filed answers and counterclaims in this action. The Company intends to vigorously defend this action and to press its counterclaim. The Company does not expect any possible resolution of this matter to have a material effect on the Company's financial condition.

5. On March 19, 1998, the Company announced that its wholly-owned subsidiary Cymedix Lynx Corporation had submitted a formal demand to Andrx Corporation for treble damages in the amount of $396.6 million, suffered by Cymedix as a direct and proximate result of the alleged activities of Andrx, its affiliate Cybear, Inc. and certain individuals. The demand alleges theft and unlawful appropriation of Cymedix' computer medical software for remote online healthcare providers and Cymedix' internet medical communications technology, commonly referred to as Lynx, for which a preliminary U.S. patent was filed on October 15, 1996 and a final U.S. patent application was filed on October 14, 1997. Andrx reportedly responded by denying the allegations and stating that it intends to vigorously defend any litigation that Cymedix might file in this matter. It also stated that it will be taking strong and appropriate counteraction against these claims, which it reportedly characterized as " libelous" and with "no basis in substantial fact." The Company cannot foresee how this matter will proceed, how long it will take to resolve, or what the ultimate impact of these matter will be on the financial condition of the Company. If litigation in this matter is commenced, it could require substantial resources from the Company and take up substantial management time for a period of several years. No assurance can be given that the Company would receive an award adequate to compensate it for the use of such resources and time, or that the ultimate outcome might not be that the Company is required to pay damages as a result of a counterclaim.

ITEM  4.        SUBMISSION  OF  MATTERS  TO    VOTE  OF  SECURITY  HOLDERS

     No vote of security holders was solicited during the last quarter of 1997. The annual meeting of shareholders was held on January 30, 1998 in
Denver,  Colorado  (adjourned  as  to Proposal No. 4 below, until February 20,
1998) for the purpose of electing a board of directors, authorizing a reverse stock split, authorizing a name change, authorizing a change in certain shareholder voting requirements and approving the appointment of independent auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

     Voting  results  were  as  follows:

            Shares Voted Shares Voted Shares Voted Shares Voted Shares Subject
                                                                   to Broker
                 For        Against     Withhold     Abstain       Non-Votes
            ------------ ------------ ------------ ------------ --------------

1. Election
   of
   directors
   John Yeros  8,973,171        -        325,059        -             -
   Tom  Oberle 8,975,044        -        323,186        -             -
   Charlie
    Powell     8,977,044        -        321,186        -             -

2. Approval
   of
   reverse
   split       8,422,460    727,039          -       148,731          -

3. Approval
   of
   name
   change      8,757,964    324,635          -       142,587      73,044

4. Approval
   of
   change
   in
   shareholder
   vote
   required   6,384,867    1,293,698          -      277,888   4,103,501

5. Approval
   of
   independent
   auditors  9,039,355       120,659          -      138,216         -

     Shareholders of record for purposes of this annual meeting were determined as of December 8, 1997 and total shares able to be voted were 12,768,272. Therefore, all proposals were approved by the shareholders. However, the Board of Directors of the Company determined that it was in the best interest of the Company to abandon Proposal No. 2, regarding a reverse stock split, prior to its effectiveness.

                                    PART II

ITEM  5.          MARKET  FOR  COMMON  EQUITY AND RELATED STOCKHOLDER  MATTERS

     The Company's common stock is traded on the NASDAQ Small-Cap Market under the symbol "NURS." The following table shows high and low bid price information for each quarter in the last two calendar years as reported by NASDAQ. Such quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions. On March 24, 1998, the last sales price was reported to be $0.34.


                                    Common  Stock  Bid Price
                                    ---------------------
                                       High          Low
1996  Fiscal  Year
    First  Quarter                   $7.94          $3.00
    Second  Quarter                   3.69           1.88
    Third  Quarter                    3.15           1.69
    Fourth  Quarter                   2.63           1.00


1997  Fiscal  Year
    First  Quarter                   $1.50          $0.63
    Second  Quarter                    .69            .19
    Third  Quarter                     .19            .13
    Fourth  Quarter                    .38            .13

The Company has been notified by NASDAQ that it does not meet the new NASDAQ minimum bid requirement ($1.00). The Company has until May 28, 1998 to comply with this requirement. The Company intends to take action to comply with the requirements, which may include a reverse split of the Company's outstanding common stock. There can be no assurance that the Company's common stock will remain listed on the NASDAQ small cap market.

     There were approximately 400 holders of record (and approximately 2,200 beneficial owners) of the Company's common stock as of March 24, 1998. The number of record holders includes shareholders who may hold stock for the benefit of others. The Company had 20,343,787 shares of common stock outstanding. See Note 9 to the Company's consolidated financial statements.

     The Company does not expect to pay any dividends on its common stock in the foreseeable future. Management currently intends to retain all available funds for the development of its business and for use as working capital. The payment of dividends on the common stock is subject to the Company's prior payment of all accrued and unpaid dividends on any preferred stock outstanding.

     During the last quarter of 1997, the following securities were sold by the Company without registration with the Securities and Exchange Commission pursuant to the exemption noted:


Securities           Number  of                                 Exemption
  Sold        Date     Shares    Consideration    Purchasers     Claimed
---------- --------- ----------  -------------    ----------     -------

Common                            Conversion of     Private     Section 3(a)(9)
 Stock       Oct 97    99,055      Preferred         Investors

Common                            Conversion of     Private     Section 3(a)(9)
 Stock       Dec 97   599,544      Preferred         Investors


ITEM  6.          MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OR PLAN OF OPERATION

OVERVIEW
     The Company's revenues are provided primarily from supplemental staffing of therapy and nursing professionals. The Company plans for some internal growth, in the next twelve months, to be achieved through diversification and expansion of services at existing locations. If projections are met, the staffing portion of the business should provide adequate cash flow to fund operations in the next twelve months.

     In January 1998, the Company aquired Cymedix Corporation, a development stage medical software company. (See "DESCRIPTION OF BUSINESS") Cymedix will require adequate funding in order to succeed in bringing its product to market. The Company intends to fund Cymedix principally with proceeds from the sale of its New York offices. See "DESCRIPTION OF BUSINESS - History of the Company; Pending Dispositions".

FORWARD-LOOKING  STATEMENTS  AND  ASSOCIATED  RISKS

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

Healthcare  Services  Operations.    The  forward-looking  statements included
--------------------------------
herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Company will continue to be able to provide on a cost effective and competitive basis quality home health care and interim staffing services, that the regulatory environment governing the Company's industry will not change in ways that are materially adverse to the Company and its operations, that the Company will be able to continue to fund operations, that the Company will be able to raise additional equity or debt capital if required to fund operations, that the Company will be able to achieve operating efficiencies resulting in cost reductions, that a sufficient supply of qualified health care personnel will be available to the Company for deployment in the health care industry on a competitive and cost effective basis and that there will be no material adverse change in the demand for the Company's services or in the Company's operations or business. Additional risks and uncertainties that the Company faces include the current uncertainty in the health care industry and government health care reform proposals considered from time to time, which has already and may in the future adversely affect the regulatory environment in which the Company operates and the reimbursement rate payable under government programs, resulting in decreased revenues from home care services; the Company's dependence on customer relationships, which makes the Company vulnerable to consolidation in the health care industry, changes in customer personnel and other factors that may impact customer relationships; the Company's ability to obtain needed licenses, permits and governmental approvals; the Company's ability to compete in the highly competitive supplemental staffing services market; hospital budgetary cycles, increased competition for qualified medical personnel, patient admission fluctuations and seasonality; the adoption by hospitals and third party payers of new or revised reimbursement policies; and uninsured risks associated with providing home care and supplemental staffing services, which the Company will attempt to minimize, but which can not be entirely eliminated.

Medical  Information Software Operations.  The Company, through its subsidiary
----------------------------------------
Cymedix Lynx Corporation has only recently begun its medical software line of business through the acquisition of a development stage medial software
business.    The  uncertainties  and  risks  that  accompany  forward-looking statements are enhanced by the Company's lack of experience in this business. The Company has no experience in marketing of software products, providing software support services, evaluating demand for products, financing a software business and dealing with government regulation of software products. As a developer of information systems, the Company will be required to anticipate and adapt to evolving industry standards and new technological developments. The market for the Company's software products is characterized by continued and rapid technological advances in both hardware and software development, requiring ongoing expenditures for research and development and the timely introduction of new products and enhancements to existing products. The establishment of standards is largely a function of user acceptance. Therefore, such standards are subject to change. The Company's future success, if at all, will depend in part upon its ability to enhance existing products, to respond effectively to technology changes, and to introduce new products and technologies to meet the evolving needs of its clients in the health care information systems market. The Company is currently devoting significant resources toward the development of products. There can be no assurance that the Company will successfully complete the development of these products in a timely fashion or that the Company's current or future products will satisfy the needs of the health care information systems market. Further, there can be no assurance that products or technologies developed by others will not adversely affect the Company's competitive position or render its products or technologies noncompetitive or obsolete.

     Certain of the Company's products provide applications that relate to patient medical histories and treatment plans. Any failure by the Company's products to provide accurate, secure and timely information could result in product liability claims against the Company by its clients or their affiliates or patients. The Company maintains insurance that it believes is adequate to protect against claims associated with the use of it products, but there can be no assurance that its insurance coverage would adequately cover any claim asserted against the Company. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on the Company's results of operations, financial condition or business. Even unsuccessful claims could result in the expenditure of funds in litigation, as well as diversion of management time and resources.

     The success of the Company is dependent to a significant degree on its key management, sales and marketing, and technical personnel. The Company believes that its success will also depend upon its ability to attract, motivate and retain highly skilled, managerial, sales and marketing, and technical personnel, including software programmers and systems architects skilled in the computer languages in which the Company's products operate.
Competition for such personnel in the software and information services industries is intense. The loss of key personnel, or the inability to hire or retain qualified personnel, could have a material adverse effect on the Company's results of operations, financial condition or business.

     The health care industry in the United States is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of health care organizations. During the past several years, the health care industry has been subject to increasing levels of governmental regulation of, among other things, reimbursement rates and certain capital expenditures. The Company cannot predict with any certainty what impact, if any, such increased regulation might have on its results of operations, financial condition or business. In addition, Medicare has, from time to time, promulgated regulations concerning anti-fraud and (physician) inducement that heretofore have not directly affected the marketing of the Company's software and similar products. However, these regulations, which are usually later adopted by state-managed Medicaid plans, have created uncertainty in the industry. A current example is HIPAA. The Company is waiting for the promulgation of the related regulations so that it may assess the impact on its business. It is unclear the effect, if any, these regulations will have on the Company, its products or its clients.

     The U.S. Food and Drug Administration (the "FDA") has promulgated a draft policy for the regulation of certain computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act (the "FDC Act") and has recently indicated it may modify such draft policy or create a new policy. To the extent that computer software is a medical device under the policy, the manufacturers or such products could be required, depending on the product, to (i) register and list their products with FDA, (ii) notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products, or (iii) obtain FDA approval by demonstrating safety and effectiveness before marketing a product. In addition, such products would be subject to the FDC Acts general controls, including those relating to good manufacturing practices and adverse experience reporting. Although it is not possible to anticipate the final form of the FDA' policy with regard to computer software, the Company expects that, whether or not the draft is finalized or changed, the FDA is likely to become increasingly active in regulating computer software that is intended for use in health care settings. The FDA can impose extensive requirements governing pre- and post-market conditions such as device investigation, approval, labeling and manufacturing. In addition, the FDA can impose extensive requirements governing development controls and quality assurance processes. There can be no assurance that actions taken by the FDA to regulate computer software products will not have a material adverse effect on the Company's results of operations, financial condition or business.

     Company  Specific  Factors.    Important  factors  to  be  considered  in
     ---------------------------
connection with forward-looking statements include, without limitation, (a) the fact that the Company reported net losses in the last several years and had an accumulated deficit and a working capital deficit at the end of fiscal 1997; (b) the Company's auditors have included a "going concern" exception in their report on the Company's financial statements; (c) the Company's lack of working capital may require the Company to raise additional equity or debt financing in order to fund operations and the Company may be unable to raise such debt or equity financing; (d) the Company depends on key-management personnel,  especially  John  P.  Yeros  to manage and direct the business and operations of the Company and its healthcare services and Keith Berman to manage the development and marketing of the Company's medical information software; and (e) various other factors may cause actual results to vary materially from the results contemplated in any forward-looking statements included in this filing. No assurances can be given that the foregoing factors will not result in a material adverse effect on the Company and its operations.

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

      Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and therefore, there can be no assurance that the results contemplated in the forward-looking statements will be realized. In addition, the business and operations of the Company, because of the industries in which operates and its underfunded operations, are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements.

     In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

GOING  CONCERN  ISSUES

     The Company has suffered recurring losses for the past several years and incurred net losses for the year ended December 29, 1996 of $1,207,000, and for the year ended December 28, 1997 of $515,000. In addition, the Company had a working capital deficit of $329,000 and accumulated deficit of $8,114,000 at December 28, 1997. These factors, among others, raise a substantial doubt about the ability of the Company to continue as a going concern, which has been noted in the audit report of the Company's independent
auditors.    The  accompanying  financial  statements  do  not  include  any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



RESULTS  OF  OPERATIONS

Comparison  of  Years  Ended  December  28,  1997  and  December  29,  1996
---------------------------------------------------------------------------


     Total net revenues increased approximately 75% from $14,259,000 for the year ended December 29, 1996 (the "1996 Fiscal Year") to $24,875,000 for the
year ended December 28, 1997 (the "1997 Fiscal Year"). The increase was mainly attributable to the acquisitions of TherAmerica, STAT, and Ellis. The TherAmerica, STAT and Ellis acquisitions were accounted for under the purchase method of accounting. Accordingly, revenues from these acquisitions are included in the consolidated financial statements of the Company from the date of the acquisitions, January 1997 for TherAmerica, April 1996 for Ellis, and July 1996 for STAT. Revenues from these entities included in the statement of operations for the 1997 Fiscal Year were $8,387,000 for TherAmerica, $5,072,000 for STAT, and $2,018,000 for Ellis. Revenues from these entities included in the statement of operations for the 1996 Fiscal Year were $2,395,000 for STAT and $1,185,000 for Ellis. In the fourth quarter of the 1996 fiscal year the company started a travel nursing division. Revenues from the travel nursing division included in the statements of operations for the 1997 and 1996 Fiscal Years were $1,349,000 and $24,000 respectively. These increases were offset by revenue losses in the Paxxon branch and the sales of the Paxxon and homecare divisions.

In October 1997, the Company sold the assets and business of Paxxon Services, one of its New York operations. At the same time, the Company entered into a definitive agreement to sell the other two New York operations, Ellis and STAT, for $2,080,000 in cash, subject to approval by New York State licensing authorities and other closing conditions, which can not be assured. The three New York operations provided approximately $10,262,000 in revenue for the 1997 fiscal year. The sale of these operations will substantially reduce the Company's revenues.

     The Company's total gross margin remained flat at 24% for the 1997 and 1996 Fiscal Years.

     See Footnote 2 of the consolidated financial statements for the unaudited results of operations of the Company after giving effect to the TherAmerica and Cymedix acquisitions as if they had been acquired as of January 1, 1996.

     Selling, general, and administrative expenses increased approximately $1,587,000 or 39% from $4,083,000 in the 1996 Fiscal Year to $5,670,000 in the
1997 Fiscal Year. As a percent of sales, selling, general, and administrative expenses decreased from 29% of sales in the 1996 Fiscal Year to 23% of sale in the 1997 Fiscal Year. The decrease in selling, general, and administrative expenses, as a percent of sales, is due to economies of scale and reduction of corporate and branch managerial and administrative staff.

     Income(Loss) from operations increased $1,265,000 from a loss from operations of ($655,000) in the 1996 Fiscal Year to income from operations of $610,000 in the 1997 Fiscal Year. The increase reflects gain on sale of divisions of $422,000 (see Note 4 to the Consolidated Financial Statements) in the 1997 Fiscal Year and the reduction of selling, general, and administrative expenses, as a percent of sales, discussed in the above paragraph.

     Interest expense increased 104% from $552,000 in the 1996 Fiscal Year to $1,125,000 in the 1997 Fiscal Year. The increase relates accrued interest on late payroll taxes, interest paid on a bridge loan, and an increase in funding costs on the additional accounts receivable due to the TherAmerica, STAT, and Ellis acquisitions. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -- Liquidity of Capital Resources" and Notes 3, 6, and 9 to the Consolidated Financial Statements.

     Net loss decreased from ($1,207,000) in the 1996 Fiscal Year to ($515,000) in the 1997 Fiscal Year.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company's current liabilities at December 28, 1997 aggregated approximately $5,636,000 and current assets at December 28, 1997 aggregated approximately $5,307,000.

In order for the Company to meet its cash requirements in the next year, management anticipates the need to raise additional debt or equity capital or sell assets. Management believes that the Company will generate positive cash from its staffing operations, once certain non-recurring operating liabilities incurred in the past have been paid off. (See Note 3 to the Consolidated Financial Statements) However, the Company will require the raising of additional debt or equity capital or asset sales to adequately fund Cymedix.

     On October 19, 1997 the Company sold certain assets of one of its New York operations for $1,275,000 in cash and a note for $193,000. At the same time the Company entered into a definitive agreement to sell the other two New York operations for $2,080,000 in cash subject to approval by New York State licensing authorities and other closing conditions. (See Note 4 to the Consolidated Financial Statements.) The $1,275,000 was used to meet a portion of the Company's current obligations. If the transactions under definitive agreement close on a timely basis, funds should be available to meet a portion of the Company's current obligations and adequately fund Cymedix. There is no assurance, however, that these transactions will close on a timely basis or at all. The cash consideration is anticipated to be adequate to meet the Company's needs if Cymedix achieves its sales and operating projections. See "Forward-Looking Statements and Associated Risks - Medical Information
Software  Operations"  above.    The  three  New  York  operations  provided
approximately $10,262,000 in revenue for the 1997 fiscal year. The sale of these operations will substantially reduce the Company's revenues. The Company believes its ability to generate cash flow, combined with the asset sale mentioned above and additional financing, if necessary, will generate sufficient cash to support its operations for the next twelve months.

  The Company has historically released certain of its checks in anticipation of receiving cash proceeds from its line of credit agreement. The Company does not have an arrangement with its banks to cover checks presented in excess of its collected cash balance; however, this situation has not occurred as the Company releases its checks as close as possible to its funding date.

YEAR  2000  DISCLOSURE
----------------------

  The Company uses current versions of widely used, publicly available software for its accounting and other data processing requirements. The providers of the software utilized by the Company have stated that there will be no failures in the programs used by the Company resulting from the year 2000. Cymedix Lynx was designed to be year 2000 compliant. The Company does not feel it will incur any significant costs in excess of normal operating expenses relating to the year 2000.


ITEM  7.          FINANCIAL  STATEMENTS

     Attached hereto and filed as a part of this Form 10-KSB are the Consolidated Financial Statements of the Company.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                   PART III
                                   --------
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

ITEM  10.  EXECUTIVE  COMPENSATION

ITEM  11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     The information required by the above four Items is omitted because the Company intends to file a proxy statement with the Commission pursuant to Regulation 14A not later than 120 days after the close of the fiscal year in accordance with General Instruction E(3) to Form 10-KSB. The information called for by these Items is incorporated herein by reference to the proxy statement.

ITEM  13.          EXHIBITS  AND  REPORTS  ON  FORM  8-K

     (a)         Exhibits required by Item 601 of Regulation S-B.  The Company
                 -----------------------------------------------
will furnish to its shareholders of record as of the record date for its 1998 Annual Meeting of Stockholders, a copy of any of the exhibits listed below upon payment of $.25 per page to cover the costs of the Company of furnishing the exhibits.

Exhibit  No.          Description
-----------           -----------

3.1.1 Articles of incorporation of the Company as filed on April 22, 1988 with the Secretary of State of the State of Colorado, incorporated by reference to Exhibit
                      3.1.1 to the Registration Statement on Form SB-2(Reg. No. 33-81582-D), filed with the SEC in July 14,1994 (the "1994 Registration Statement").

3.1.2 Articles of Amendment to Articles of Incorporation of the Company as filed on May 24, 1988 with the Secretary of State of the State of Colorado, incorporated by reference to Exhibit 3.1.2 to the 1994 Registration Statement.

3.1.3 Articles of Amendment to Articles of Incorporation of the Company as filed on February 16, 1990 with the Secretary of State of the State of Colorado, incorporated by reference to Exhibit 3.1.3 to the 1994
                      Registration  Statement.

3.1.4 Articles of Amendment to Articles of Incorporation of the Company as filed on August 12, 1994 with the Secretary of State of the State of Colorado, incorporated by reference to Exhibit 3.1.4 to Amendment No. 1 to the 1994 Registration Statement, filed with the SEC on August 15, 1994.

3.1.5 Articles of Amendment to Articles of Incorporation of the Company as filed on September 12, 1994 with the Secretary of State of the State of Colorado, incorporated by reference to Exhibit 3.1.5 to Amendment No. 3 to the 1994 Registration Statement, filed with the SEC on September 12, 1994.


3.1.6 Certificate of Designation of 1996 Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-3, filed with the SEC October 10, 1996.

3.1.7 Articles to Amendment to Articles of Incorporation filed with the Secretary of State of the State of Colorado on October 9, 1996, incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement of the Company on Form S-3 filed with the SEC on October 10, 1996.

3.1.8                 Articles of Amendment containing Articles of
                      Designation  of  1997  Convertible  Preferred
                      Stock, incorporated by reference to Exhibit 3.1.8 to the Company's Form 10-KSB filed with  the  SEC  on  March  31,  1997

3.1.9 Articles of Amendment to Articles of Incorporation of the Company as filed on November 14, 1997 with the Secretary of State of the State of Colorado.*

3.1.10 Articles of Amendment to Articles of Incorporation of the Company as filed on February
                      17, 1998 with the Secretary of State of the State of Colorado.*

3.1.11 Articles of Amendment to Articles of Incorporation of the Company as filed on March 7, 1998 with the Secretary of State of the State of Colorado.*

3.2.1 Amended and Restated By-Laws of the Company, incorporated by reference to Exhibit 3.2.2 to Amendment No. 1 to the Registration Statement filed with the SEC on August 15, 1994.

4.1 Form of specimen certificate for common stock of the Company.*

4.2.1 Form of specimen certificate for 1994 Warrants of the Company, incorporated by reference to Exhibit No. 4.1.3 to Amendment No. 1 to the 1994 Registration Statement, filed with the SEC on August 15, 1994.

4.2.2                 Form of Warrant Agreement by and between the Company
                      and  American  Securities
                      Transfer, Inc., incorporated by reference to Exhibit No.
                      4.1.4  to  Amendment  No.  2
                      to the 1994 Registration Statement, filed with the SEC on September 1, 1994.

4.3 Form of Representative's Warrants issued by the Company to the underwriters' representative in connection with the Company's 1994 public offering, incorporated by reference to Exhibit No. 4.2 to Amendment No. 3 to the 1994 Registration Statement, filed with the SEC on September 12, 1994 .

4.4                   Form of 1996 Unit Warrant, incorporated by reference to
                      Exhibit 4.1 to Amendment No. 1 to the Registration Statement of the Company on Form
                      S-3  filed  with  the  SEC  on  October  10,  1996.

4.5 Warrant issued January 28, 1997 to Millenco, L.P, incorporated by reference to Exhibit
                      4.9 to the Company's Form 10-KSB filed with the SEC on March 31, 1997

4.6                   Form of 1997 Unit Warrant, incorporated by reference
                      to  Exhibit  4.11  to  the  Company's
                      Form  10-KSB  filed    with  the SEC on March 31, 1997.

10.1 Employment Agreement, dated January 7, 1997, by and between John Yeros and the
                      Company, incorporated by reference to Exhibit 10.22 to the Company's
                      Form  10-KSB  filed    with  the SEC on March 31, 1997.

10.2.1 Incentive Stock Option Plan, adopted May 5, 1988, authorizing 100,000 shares of common stock for issuance pursuant to the Plan, incorporated by reference to Exhibit No. 10.2.1 of the 1994 Registration Statement.

10.2.2 Omnibus Stock Option Plan, adopted effective January 1, 1994, authorizing 500,000 shares of common stock for issuance pursuant to the Plan, incorporated by reference to Exhibit No. 10.2.2 of the 1994 Registration Statement.

10.2.3 1996 Stock Incentive Plan, adopted by the Company's Board of Directors on November 27, 1996, authorizing 3,000,000 shares of common stock for issuance pursuant to the Plan.*

10.3.1 Office Lease, dated February 20, 1991 by and between POCOL Investments, a Delaware partnership, as landlord, and the Company, as tenant, incorporated by reference to
                      Exhibit  10.3.1  to  the  1994  Registration Statement.

10.3.2 First Amendment to office Lease, dated September 21, 1992 by and between POCOL Investments, a Delaware partnership, at landlord, and the Company, as tenant, incorporated by reference to Exhibit 10.3.2 to the 1994 Registration Statement.

10.3.3 Second Amendment to Office Lease, dated August 9, 1993 by and between POCOL Investments, a Delaware partnership, as landlord, and the Company, as tenant, incorporated by reference to Exhibit 10.3.3 to the 1994 Registration Statement.

10.4 Asset Purchase and Sale Agreement, dated May 2, 1994 and as amended June 1, 1994, by and between the Company and Paxxon Services, Inc., incorporated by reference to
                      Exhibit 2.2 to the 1994 Registration Statement.

10.5 Asset Purchase and Sale Agreement dated April 15, 1994 and as amended June 1, 1994, by and between the Company and Mint Energy Corporation, d/b/a the Nurse Connection, incorporated by reference to Exhibit 2.4 to the 1994 Registration Statement.

10.6 Asset Purchase Agreement among the Company, JJ Care Rexources, Inc. and STAT Health Care Services, Inc., dated January 10, 1996, incorporated by reference to Exhibit 10.18 to Form 8-K of the Company, filed with the SEC on January 11, 1996.

10.7                  Asset Purchase and Sale Agreement, dated as of April 17,
                      1996, by and between  Ellis  Home  Care    Services,
                      Inc., JJ Care Resources, Inc. and the Company, incorporated by reference to Exhibit No.10.1 to Form 8-K of the Company, filed with the SEC on April 1996

10.8                  First Amendment to Purchase Agreement, dated as of
                      July 17, 1996, between the Company, JJ Care Resources, Inc. and STAT Health Care Services,
                      Inc., incorporated by reference to Exhibit 10.19 to Form 8-K of the Company, filed with the SEC on
                      August  1,  1996

10.9 Form of Registration Rights/Purchase Agreement relating to 1996 Unit Offering, incorporated by reference to
                      Exhibit 10.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-3, filed with the SEC on October 10, 1996.

10.10 Asset Purchase Agreement, dated as of January 31, 1997 by and among Colorado Therapists on Call, Inc., Professional HealthCare Providers, Inc., CoreStaff,
                      Inc.  and the Company, incorporated by reference to
                      Exhibit 2.1 to the Form 8-K of the Company filed on February 14, 1997.

10.11 Form of Registration Rights/Purchase agreement relating to 1997 unit offering, incorporated by reference to
                      Exhibit  10.21  to the Company's  Form  10-KSB  filed
                      with  the  SEC on March 31, 1997

10.12 Loan and Security Agreement, dated May 28, 1997, by and between National Care Resources - New York, Inc., National Care Resources - Texas, Inc., JJ Care Resources, Inc., National Care Resources - Colorado, Inc., TherAmerica, Inc. and International Nursing Services, Inc. and HCFP Funding, Inc., incorporated by reference to Exhibit 10.23 in the Company's Form 10-QSB for the Quarterly Period ended June 29, 1997.

10.13 Agreement of Purchase and Sale (Assets), dated as of September 1, 1997, by and between National Care Resources, Inc. and Life Source Service, Inc., incorporated by reference to Exhibit 2.1 in the Company's Form 10-QSB for the Quarterly Period ended September 28, 1997, filed with the SEC on November 14, 1997.

10.14 Purchase and Sale Agreement, between International Nursing Services, Inc., National Care Resources - New York, Inc., National Health Enterprises - NV, Inc., and National Health Enterprises, Inc., dated October
                      19, 1997, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on November 26, 1997.

10.15 Agreement and Plan of Merger, dated as of November 17, 1997, among International Nursing Services, Inc., Cymedix Lynx Corporation and
                      Cymedix Corporation, incorporated by reference to Exhibit
                      2.1 to the Company's Current Report on Form 8-K filed with the SEC on December 24, 1997.

10.16 Amendment No. 1 to Agreement and Plan of Merger, dated as of December 10, 1997, among International Nursing Services, Inc., Cymedix Lynx Corporation and Cymedix Corporation, incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the SEC on December 24, 1997.

10.17 Stipulation of Settlement between Ellis Home Care Services, Inc. and the Company, incorporated by reference to Exhibit 10.1 to the Company's Form 10-QSB for the
                      Quarterly Period ended September 28, 1997, filed with the SEC on November 14, 1997.

10.18 Judgment against the Company in favor of Ellis Home Care Services, Inc., incorporated by reference to Exhibit 99 to the Company's Form 10-QSB for the Quarterly Period ended September 28, 1997, filed with the SEC on November 14, 1997.


10.19 Settlement and Release Agreement, dated November 22, 1996, among Cymedix Corporation, Keith Berman, Global Med Technologies, Inc., and Mick Ruxin.*

10.20 Loan and Security Agreement, dated February 26, 1996, between MedSoft OnLine, Inc. and Global Med Technologies, Inc.*

10.21 Loan and Security Agreement, dated May 28, 1997, by and between National Care Resources - New York, Inc., National Care Resources - Texas,
                      Inc., JJ Care Resources, Inc., National Care Resources - Colorado, Inc. TherAmerica, Inc. and International Nursing Services, Inc. and HCFP Funding, Inc., incorporated by reference to Exhibit 10.23 to the Company's Form 10-QSB, filed with the SEC on August 13, 1997.

21.                   Subsidiaries  of  the  Company.*

23. Consent of Ehrhardt Keefe Steiner & Hottman PC, independent certified public accountants for the Company.*

27.                   Financial Data Schedule, incorporated by reference to
                      exhibit 27.2 to the Company's Current Report on Form 8-K filed with the SEC on March 23, 1998.


*Filed  herewith








(b)     Reports on Form 8-K.  The Company filed two reports on Form 8-K during
        -------------------
        the  last  quarter  of  1997  as  follows:

1. Report dated November 14, 1997, reporting under Item No. 2 the sale of the Company's Paxxon Services office and operations in Yonkers, New York, as filed with the SEC on November 26, 1997.

2. Report dated December 10, 1997, reporting under Item No. 2 the approval by shareholders of Cymedix Corporation of the merger of that corporation into a subsidiary of the Company, as filed with the SEC on December 24, 1997.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized on March __, 1998.

INTERNATIONAL  NURSING  SERVICES,    INC.



                         By:          /s/  John  P.  Yeros
                                      --------------------
                              John  P.  Yeros,
Chairman  of  the  Board  and  Chief  Executive  Officer


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

     Signature                              Title                    Date
     ---------                              -----                    ----


/s/  John  P.  Yeros                Chairman of the Board and   March 30, 1998
--------------------                Chief Executive Officer
    John  P.  Yeros                 (Principal Executive and
                                    Financial Officer)


/s/  Barry  J.  McDonald            Chief Operating Officer     March 30, 1998
------------------------            and Secretary
     Barry  J.  McDonald


/s/  David  Kinsella                Controller (Chief           March 30, 1998
--------------------                Accounting Officer)
     David  Kinsella


/s/  Thomas  J.  Oberle             Director                    March 30, 1998
-----------------------
Thomas  J.  Oberle


/s/  Charles  Powell                Director                    March 30, 1998
--------------------
    Charles  Powell


                             MEDIX RESOURCES, INC.
                               AND SUBSIDIARIES

                             FINANCIAL STATEMENTS
                              DECEMBER 28, 1997





                   MEDIX RESOURCES, INC. AND SUBSIDIARIES






                               TABLE OF CONTENTS
                               -----------------



          Page
          ----

Independent  Auditors'  Report                         F-1

Financial  Statements

     Consolidated  Balance  Sheet                      F-3

     Consolidated  Statements  of  Operations          F-4

     Consolidated  Statement  of  Changes  in
      Stockholders'  Equity                            F-5

     Consolidated  Statements  of  Cash  Flows         F-6

Notes  to  Financial  Statements                       F-8









                         INDEPENDENT AUDITORS' REPORT






To  the  Board  of  Directors  and  Stockholders
Medix  Resources,  Inc.  (formerly  International
 Nursing  Services,  Inc.)
Denver,  Colorado


We have audited the accompanying consolidated balance sheet of Medix Resources, Inc. (formerly International Nursing Services, Inc.) and Subsidiaries, as of December 28, 1997, and the related consolidated statements of operations and changes in stockholders' equity, and cash flows for the years ended December 28, 1997 and December 29, 1996. These consolidated financial statements are the responsibility of the management of Medix Resources, Inc. and Subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medix Resources, Inc. and Subsidiaries, as of December 28, 1997, and the results of their operations and their cash flows for the years ended December 28, 1997 and December 29, 1996 in conformity with generally accepted accounting principles.

To  the  Board  of  Directors  and  Stockholders
Medix  Resources,  Inc.  (formerly  International
 Nursing  Services,  Inc.)
Page  Two


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

As disclosed in Note 1 to the consolidated financial statements, the Company changed its method of computing earnings per share.



  /s/ Ehrhardt Keefe Steiner & Hottman PC
     Ehrhardt  Keefe  Steiner  &  Hottman  PC

March  18,  1998
Denver,  Colorado





                    MEDIX RESOURCES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                               DECEMBER 28, 1997


                                    ASSETS

Current  assets
 Cash                                               $    158,000
 Accounts  receivable, net of allowance of $384,000    4,559,000
 Notes  receivable                                       491,000
 Prepaid  expenses  and  other                            99,000
                                                        --------
   Total  current  assets                              5,307,000


Property  and  equipment,  net                           302,000

Other  assets
 Intangible  assets,  net                              4,491,000
 Other                                                    40,000
                                                        --------

Total                                                $10,140,000
                                                      ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current  liabilities
 Current  portion  of  long-term  debt               $    35,000
 Current  portion  of  capital  lease  obligation         25,000
 Line-of-credit                                        3,543,000
 Accounts  payable                                       649,000
 Accrued  expenses                                     1,384,000
                                                     -----------
   Total  current  liabilities                         5,636,000
                                                     -----------

Commitments  and  contingency

Stockholders'  equity
 Preferred  stock,  10%  cumulative
  convertible,  $1  par  value  488  shares
  authorized,  155  issued,  26.25
  outstanding, liquidation preference $301,481               -
 1997  convertible  preferred stock, $1 par
  value 300 shares authorized 167.15
  shares  issued,  100.5  outstanding,
  liquidation  preference  $805,000                          -
 Common  stock,  $.001  par  value,  25,000,000
   shares authorized, 12,843,567
   issued  and  outstanding                              13,000
 Dividends  payable  with  common  stock                 39,000
 Additional  paid-in  capital                        12,191,000
 Accumulated  deficit                                (7,739,000)
                                                   ------------
   Total  stockholders'  equity                       4,504,000
                                                    -----------

Total                                               $10,140,000
                                                     ==========


                         See notes to consolidated financial statements.

                    MEDIX RESOURCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                              For the Year Ended          For the Year Ended
                                 December 28,                December 29,
                                    1997                         1996
                              ------------------           ------------------

Revenues                         $24,875,000                    $14,259,000

Direct  costs  of  services       19,017,000                     10,831,000
                                ------------                   ------------

Gross  margin                      5,858,000                      3,428,000

Selling,  general,  and
   administrative  expenses        5,670,000                      4,083,000

Gain  on  sale  of
  divisions  (Note  4)               422,000                           -
                                ------------                   ------------

Income (loss) from operations        610,000                      (655,000)

Interest  expense                  1,125,000                       552,000
                                 -----------                      ---------

Net  loss                      $    (515,000)                 $ (1,207,000)
                                =============                  ============

Basic  loss  per  common
   share  (Note  11)           $        (.15)                 $       (.57)
                                ============                   ===========

Weighted  average  common
   shares  outstanding             9,848,824                     4,517,111
                                ============                   ===========

                       See notes to consolidated financial statements.

                    MEDIX RESOURCES, INC. AND SUBSIDIARIES


           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDING DECEMBER 28, 1997 AND DECEMBER 29, 1996



                                 Common Stock            Preferred Stock
                           Number of                  Number of
                            Shares          Amount      Shares         Amount
                         -----------      ---------  -------------   ----------

Balance-December 31,
  1995                    2,894,773        $  3,000      469,452       $  -

Automatic  conversion
  of  preferred  stock    1,173,631           1,000     (469,452)         -

Acquisition  of
 assets  (Ellis)            256,250           1,000          -            -

Guaranteed value of
 common stock issued in
 Ellis acquisition              -                -           -            -

Conversion  of  notes
 payable to common stock    41,903               -           -            -

1996  preferred  stock
 issuance before of
 imputed discount
 (Note 11)                      -                -        244.00          -

Imputed  dividend on 1996
 preferred stock (Note 11)      -                -            -           -

Common  stock  options
  issued  in  connection
  with finder on preferred
  stock                         -                -            -           -

Acquisitions  of  assets
  (STAT)                   220,133               -            -           -

Conversion  of preferred
 stock and accrued
 dividends of $26,000      923,111            1,000       (88.50)         -

Common  stock  options
 issued for services            -                 -           -           -

Exercise  of  warrants     178,491                -           -           -

Offering  costs  related
  to  1996  stock  issued       -                 -           -           -

Net  loss                       -                 -           -           -

Dividends                       -                 -           -           -
                         -----------          --------     --------    -------

Balance December 29,
  1996                    5,688,292            6,000        155.50        -

1997  preferred  stock
 issuance,  before
 imputed discount
 (Note 11)                     -                  -            -           -

Imputed  dividend on
 1997 preferred stock
 (Note 11)                     -                  -            -           -

Exercise of 1996 unit
  options                      -                  -         20.00          -

Offering  costs  on  1997
  preferred stock              -                  -            -           -

Imputed  value of issuance
 of warrants in connection
 with debt issued              -                  -            -           -

Imputed  dividend  on  1997
 preferred stock as a
 result of warrant repricings
 (Note  11)                    -                  -            -           -

Conversion  of  preferred
  stock  and  accrued
  dividends  of  $71,000   7,042,256           7,000       (149.25)        -

Common  stock issued for
 satisfaction of debt        100,000               -           -           -

Common  stock  issued
 for  services                13,019               -           -           -

Net  loss                       -                  -           -           -

Dividends  declared             -                  -           -           -
                           -----------        ---------   ---------    --------

Balance  at
 December  28,  1997      12,843,567         $  13,000       26.25    $     -
                         ===========          =========      ======    ========



Consolidated Statement of Changes in Stockholders' Equity Continued below


                                                                   Dividend
                                                                    Payable
                              Preferred Stock 1997                   With
                            Number of                     Paid-in    Common
                              Shares         Amount       Capital     Stock
                           -----------     ----------    --------- -----------


Balance - December 31,
 1997                           -           $       -   $ 6,349,000 $ 441,000

Automatic conversion
 of preferred stock             -                   -       440,000  (441,000)

Acqusition of
 assets (Ellis)                 -                   -     1,058,000        -

Guaranteed value of
 common stock issued
 in Ellis acquisition           -                   -      (560,000)       -

Conversion of notes payable
 to common stock                -                   -       151,000        -

1996 preferred stock
 issuance before of
 imputed discount (Note 11)     -                   -     2,440,000        -

Imputed dividend on
 1996 preferred stock
 (Note 11)                      -                   -           -          -

Common stock options
 issued in connection
 with finder on
 preferred stock                -                   -       125,000        -

Acquisitions of assets
 (STAT)                         -                   -       467,000        -

Conversion of preferred
 stock and accrued
 dividends of $26,000           -                   -        25,000   (26,000)

Common stock options
 issued for services            -                   -        48,000        -

Exercise of warrants            -                   -       255,000        -

Offering costs related
 to 1996 stock issued           -                   -      (507,000)       -

Net loss                        -                   -           -          -

Dividends                       -                   -       (92,000)   92,000
                          -------------      ----------  -----------  --------

Balance - December 29,
 1996                           -                   -     10,199,000   66,000

1997 preferred stock
 issuance, before
 imputed discount
 (Note 11)                    167.15                -      1,672,000      -

Imputed dividend on 1997
 preferred stock
 (Note 11)                       -                  -           -         -

Exercise of 1996 unit
 options                         -                  -        200,000      -

Offering costs on 1997
 preferred stock                 -                  -       (152,000)     -

Imputed value of issuance
 of warrants in
 connection with debt
 issued                          -                   -       134,000      -

Imputed dividend on 1997
 preferred stock as
 a result of warrant
 repricings (Note 11)            -                   -           -        -

Conversion of preferred
 stock and accrued
 dividends of $71,000          (66.65)               -       64,000    (71,000)

Common stock issued
 for satisfaction of debt        -                   -      100,000        -

Common stock issued
 for services                    -                   -       18,000        -

Net loss                         -                   -          -          -

Dividends declared               -                   -      (44,000)       -
                         -------------        ----------  ---------   --------

Balance - December 28,
 1997                          100.50          $     -  $12,191,000  $  39,000
                          ============        ========== ==========   =========

Consolidated Statement of Changes in Stockholders' Equity continue below


                                         Accumulated
                                           Deficit           Total
                                         -----------      -----------

Balance, December 31, 1995              $(6,017,000)       $  776,000

Automatic conversion of preferred
 stock                                         -                 -

Acquisition of assets (Ellis)                  -            1,059,000

Guaranteed value of common stock
 issued in Ellis acquisition                   -             (560,000)

Conversion of notes payable to
 common stock                                  -              151,000

1996 preferred stock issuance
 before of imputed discount (Note 11)          -            2,440,000

Imputed dividend on 1996 preferred
 stock (Note 11)                               -                 -

Common stock options issued in
 connection with finder on preferred
 stock                                         -               125,000

Acquisitions of (STAT)                         -               467,000

Conversion of preferred stock and
 accrued dividends of $26,000                  -                  -

Common stock options issued for
 services                                      -                48,000

Exercise of warrants                           -               255,000

Offering costs related to 1996
 stock issued                                  -              (507,000)

Net loss                                  (1,207,000)       (1,207,000)

Dividends                                      -                  -
                                          -----------       -----------

Balance - December 29, 1996               (7,224,000)        3,047,000

1997 preferred stock issuance,
 before imputed discount
 (Note 11)                                      -            1,672,000

Imputed dividend on 1997 preferred
 stock (Note 11)                                -                 -

Exercise of 1996 unit options                   -              200,000

Offering costs on 1997 preferred
 stock                                          -              (152,000)

Imputed value of issuance of
 warrants in connection with
 debt issued                                    -               134,000

Imputed dividend on 1997 preferred
 stock as a result of warrant
 repricings (Note 11)                           -                  -

Conversion of preferred stock and
 accrued dividends of $71,000                   -                  -

Common stock issued for satisfaction
 of debt                                        -               100,000

Common stock issued for services                -                18,000

Net loss                                        -              (515,000)

Dividends declared                         (515,000)               -
                                         ------------          ---------

Balance - December 28, 1997             $(7,739,000)        $ 4,504,000
                                        ============        ===========

                See notes to consolidated financial statements.



                    MEDIX RESOURCES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                      For the Year Ended   For the Year Ended
                                         December 28,        December 29,
                                             1997                1996
                                      ------------------   -----------------

Cash  flows  from  operating  activities
 Net  loss                                $    (515,000)       $(1,207,000)
                                           -------------        -----------
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities  -
   Depreciation  and  amortization              606,000            371,000
   Common  stock  issued  for  services          18,000             48,000
   Impairment  of  goodwill                     349,000                -
   Basis  in  assets  of  divisions  sold       770,000                -
   Imputed  interest  expense  on
    convertible  debt                           134,000                -
   Change  in  assets  and  liabilities  -
     Accounts  receivable,  net                 (57,000)        (1,960,000)
     Prepaid  expenses  and  other             (108,000)           (33,000)
     Checks written in excess of bank balance   (65,000)          (179,000)
     Accounts  payable and accrued expenses    (279,000)           591,000
                                                ---------       --------
                                              1,368,000         (1,162,000)
                                               ----------     ------------
       Net cash provided by (used in)
         operating activities                   853,000         (2,369,000)
                                               ----------     -------------

Cash  flows  from  investing  activities
 Business  acquisitions                      (2,000,000)        (1,623,000)
 Purchase  of  property  and  equipment         (21,000)          (112,000)
 Proceeds  from  the  sale  of  fixed  assets    57,000                -
 Issuance  of  notes  receivable               (491,000)               -
                                            ------------       -----------
       Net cash (used in)
        investing  activities                (2,455,000)       (1,735,000)
                                           ------------        -----------

Cash  flows  from  financing  activities
 Proceeds  from  issuance  of debt and
   notes payable                              1,000,000              -
 Advances  under  financing  agreement       23,589,000        11,618,000
 Payments  under  financing  agreement      (23,364,000)       (9,478,000)
 Principal  payments  on  debt
   and  notes  payable                       (1,185,000)         (588,000)
 Issuance  of  preferred  and  common
   stock,  net  of  offering  costs           1,720,000         2,593,000
 Dividends  paid                                   -              (60,000)
                                            ------------     -------------
       Net  cash  provided  by
       financing  activities                  1,760,000         4,085,000
                                            -----------      -------------

Net  increase  (decrease)  in  cash             158,000          (19,000)

Cash,  beginning  of  period                        -             19,000
                                             ----------      ------------

Cash,  end  of  period                     $    158,000     $          -
                                           ============      =============

                     See notes to consolidated financial statements.


Supplemental  disclosure  of  cash  flow  information:
     Cash paid during the year for interest was $972,000 and $655,000 for December 28, 1997 and December 29, 1996, respectively.

Non-cash  investing  and  financing  activities:
     Dividends declared payable in common stock were $39,000 and $66,000 for December 28, 1997 and December 29, 1996, respectively.
     The Company issued 100,000 shares of common stock valued at $100,000 in 1997 for the satisfaction of debt.
     The Company issued 13,019 shares of common stock valued at $18,000 for services provided by non-employees.
     Acquisition  of  equipment  under  capital  leases  was  $56,000 in 1996.

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

     In conjunction with the automatic conversion of the 12% preferred stock accrued dividends outstanding of $441,000 were recaptured.

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


NOTE  1  -  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------------

Organization
------------

Medix Resources, Inc. (formerly International Nursing Services, Inc.) and subsidiaries (the Company) provide temporary nurses (registered and/or licensed), therapists, nurse assistants, and other caregivers to nursing homes, other long-term health-care facilities, hospitals, and private residences.

The Company changed its name to Medix Resources, Inc. subsequent to December 28, 1997 to more accurately reflect the types of services it will be providing in the future (Note 2).

Principles  of  Consolidation
-----------------------------

The accompanying consolidated financial statements include the accounts of Medix Resources, Inc. and its wholly-owned subsidiaries, National Care Resources - Colorado, Inc. National Care Resources - New York, Inc., National Care Resources - Texas, Inc., JJ Care Resources, Inc. and TherAmerica, Inc. All intercompany transactions have been eliminated.

Use  of  Estimates
------------------

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

Concentration  of  Credit  Risk
-------------------------------

The Company maintains cash in depository accounts which, at times, may exceed FDIC insurance limits. At December 28, 1997 balances in excess of FDIC limits were approximately $244,000.

Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable. The Company grants credit to health-care facilities primarily in California, Colorado, New York, and Texas; however, travel nurses are made available throughout the United States. The Company periodically performs credit analysis and monitors the financial condition of its clients in order to minimize credit risk.

Financial  Instruments
----------------------

The carrying value of the Company's accounts and notes receivable, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the financial instruments.

Due to current interest rates available to the Company for debt being similar to rates on the Company's remaining maturities, the fair value of existing debt approximates its carrying value.

NOTE  1  -  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
-----------------------------------------------------------------------------

Revenue  Recognition
--------------------

Revenue is recognized when services are rendered at the net realizable amounts expected to be received from payers, patients and others. Amounts reimbursed by certain payers of healthcare services are subject to examination and adjustment. These adjustments are accrued throughout the year and adjusted in future periods as the final settlements are determined. At December 28, 1997, the Company has recorded a liability of $232,000 for the amount due for the difference between actual costs and costs to be reimbursed. This liability was recorded as a reduction in revenue.

Income  Taxes
-------------

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

Property  and  Equipment
------------------------

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets which range from five to seven years.

Intangible  Assets
------------------

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

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows of its acquisition in its assessment of whether or not goodwill and other intangibles have been impaired. At December 28, 1997, the Company determined an impairment of goodwill was appropriate as a result of the transaction described in Note 4.

NOTE  1  -  ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
-----------------------------------------------------------------------------

Reclassifications
-----------------

Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation.

Advertising  Costs
------------------

The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 28, 1997 and December 29, 1996 were $181,000 and $42,000, respectively.

Basic  Loss  Per  Share
-----------------------

During the year ended December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (FAS
128). FAS 128 established new definitions for calculating and disclosing basic and diluted earnings per share. Basic loss per share is based upon the weighted average number of shares outstanding. All dilutive potential common shares have an antidilutive effect on diluted net loss per share and therefore have been excluded in determining net loss per share. The Company's basic and diluted loss per share are equivalent and accordingly only basic loss per share has been presented.

Continued  Existence
--------------------

The Company has suffered recurring losses for the past several years and incurred a net loss for the year ended December 28, 1997 of $515,000. In addition, the Company had a working capital deficit of $329,000. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

Management's plans in regard to these matters include pursuing a number of alternatives for additional financing which may include a public and/or private offering of the Company's securities. The Company is currently holding discussions with investment bankers and financial institutions related to an offering of securities and new debt financing. No agreements have been reached to date. Additionally, subsequent to year end (Note 2), the Company merged with Cymedix Corporation, which has developed software for the secure exchange of medical data on the Internet. There can be no assurance that the Cymedix Corporation merger will produce positive cash flows, or that the Company will be able to obtain any additional future financing on terms acceptable to the Company.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE  2  -  ACQUISITIONS
------------------------

TherAmerica,  Inc.
------------------

In January 1997, the Company acquired certain assets of Colorado Therapists On Call, Inc. ("CTOC") and Professional Healthcare Providers, Inc. ("PHP"), together doing business under the name Theramerica, Inc. (Theramerica). The Company paid $2,000,000 cash and assumed approximately $175,000 of liabilities for the acquisition which was effective January 1, 1997. The Company accounted for the transaction as a purchase.

The purchase price was allocated to the assets based upon the following estimated fair values at the acquisition date:

 Net  tangible  assets            $    160,000
 Non  compete                           50,000
 Excess  of  cost  over  net
   assets  acquired  (goodwill)      1,965,000
                                    ----------

                                   $ 2,175,000
                                    ==========

Cymedix  Corporation
--------------------

In January 1998, the Company consummated a merger with Cymedix Corporation (Cymedix). In conjunction with the merger the Company acquired all of the issued and outstanding common shares of Cymedix for $2,345,000. To finance the acquisition, the Company issued 6,980,000 shares of common stock valued at $1,418,000 assumed liabilities of $604,000 and paid $323,000 in cash. The merger has been accounted for as a purchase. The purchase price has been allocated as follows:

 Cash                           $    5,000
 Property  and  equipment           21,000
 Excess  of  cost  over  net
   assets  acquired  (goodwill)  2,319,000
                                ----------

                               $ 2,345,000
                                ==========

The following table reflects the unaudited historical and pro forma results of the Company's 1997 and 1998 acquisitions.

-------------------------------------

                                  (Unaudited)

                             Medix                               Combined
                        Historical(1)  Cymedix   Adjustments(2)    Totals
                        -------------  --------  --------------- -----------

YEAR ENDED DECEMBER 28, 1997

Revenues                 $24,875,000   $      -    $     -       $24,875,000
                          ==========    ========    =========     ==========

Net  (loss)              $  (515,000)  $ (922,000) $ (156,000)   $(1,593,000)

Preferred  stock
  dividends                 (972,000)     (29,000)     29,000       (972,000)
                          ----------       --------   -------     ----------

Net  (loss)  applicable
  to  common
  shareholders           $(1,487,000)  $ (951,000)  $(127,000)   $(2,565,000)
                          ==========    =========    ========     ==========

Basic  net  (loss)
 per  common  share      $     (0.09)  $    (0.05)  $   (.01)    $      (.15)
                          ==========    =========    ========     ==========

Weighted  average
 shares  outstanding      16,828,824                              16,824,824
                        ============                               ==========

                                  (Unaudited)
YEAR ENDED DECEMBER 29, 1996
                      Medix                                            Combined
                   Historical(1) Theramerica  Cymedix  Adjustments(3)   Totals
                   ------------- -----------  -------- -------------  ---------

Revenues             $14,259,000  $ 8,378,000  $     -   $     -    $22,637,000
                   =============  ============ =========  ========   ==========
Net  (loss)          $(1,207,000) $   (62,000) $(817,000)$ 91,000   $(1,995,000)

Preferred  stock
  dividends           (1,388,000)         -           -        -     (1,388,000)
                    ------------   ----------  ---------  -------  -------------

Net  (loss)
 applicable  to
 common
 shareholders       $(2,595,000)  $  (62,000)  $ (817,000)$ 91,000  $(3,383,000)
                     ==========    ==========   =========  =======   ===========

Basic  net  (loss)
 per common share   $     (.23)   $       -    $    (.07) $    .01  $    (.29)
                     ==========    ==========   =========  ========  =========

Weighted  average
  shares
  outstanding       11,497,111                                       11,497,111
                   ===========                                     ============

(1) Includes the results of operations for Theramerica from January 1, 1997, and reflects the issuance of 6,980,000 common shares related to the acquisition on weighted average shares outstanding.
(2) Adjustments relate to the amortization of goodwill, and dividends on convertible preferred stock converted into common stock in the merger have been eliminated.
(3) Adjustments relate to amortization of goodwill and interest expense on acquisition debt which would have been required had the Company completed the acquisition at the beginning of the period, and the elimination of certain corporate expenses which would not have been incurred.

NOTE  3  -  BALANCE  SHEET  DISCLOSURES
---------------------------------------

Property  and  equipment  consists  of  the  following:

 Furniture  and  fixtures            $    90,000
 Computer  hardware  and  software       536,000
                                       ---------
                                         626,000
 Less  accumulated  depreciation        (324,000)
                                      ----------

                                    $    302,000
                                     ============

Depreciation expense was $121,000 and $105,000 for the years ended December 28, 1997 and December 29, 1996, respectively.

Intangible  assets  consist  of  the  following:

 Goodwill                     $5,948,000
 Non-compete  agreements         150,000
 Acquisition  costs               11,000
                                --------
                               6,109,000
 Less  accumulated
   amortization  and
   impairment                 (1,618,000)
                            ------------

                             $ 4,491,000
                              ==========

Amortization expense was $485,000 and $266,000 for the years ended December 28, 1997 and December 29, 1996, respectively. As discussed in Note 4, the Company entered into an agreement to sell two entities at a price which would have resulted in on a loss of approximately $349,000. Accordingly, the Company impaired the related carrying value of goodwill on these two entities by approximately $347,000 in 1997.

Accrued  liabilities  consist  of  the  following:

Amount  due  under  Ellis  acquisition            $ 296,000
Amounts  due  Medicare                              232,000
Accrued  payroll  taxes  and  penalties             483,000
Other                                               373,000
                                                  ---------

                                                $ 1,384,000
                                                  =========


At  various  times during the year the Company was delinquent with payroll tax
deposits.    At December 28, 1997, $215,000 was accrued for estimated interest and  penalties.

------


NOTE  4  -  SALE  OF  OPERATING  DIVISIONS
------------------------------------------

In February of 1997 the Company sold its Medicare division for $200,000 in cash which resulted in a gain of $190,000. The purchasor did not assume any prior liabilities associated with operations prior to the acquisition. The Company believes it has adequate reserves for any final adjustment which may occur.

During the 4th quarter of 1997, the Company entered into an agreement to sell three entities it acquired in the past four years. Ellis Home Care Services, Inc. (Ellis), Stat Health Care Services, Inc. (Stat) and Paxxon Services, Inc. (Paxxon). The sales prices are $500,000, $1,580,000, and $1,468,000 for
Ellis, Stat and Paxxon, respectively. The Company consummated the sale of Paxxon in the 4th quarter of 1997 for approximately $1,275,000 cash and a $193,000 note receivable (Note 5). The Ellis and STAT sales are contingent upon regulatory approval of the buyer which is anticipated to be completed in late 1998. The Paxxon sale resulted in a gain of $581,000 while Ellis and
STAT resulted in a loss of $349,000. The Company impaired goodwill on the Ellis and STAT divisions by $349,000 as a result of entering into the sales contracts. These sales relate only to the business and not to the assets of these entities which the Company will retain and liquidate.

In February of 1998, the Company sold the balance of the trade receivables of Paxxon to the purchasor at a discount of $35,000 which has been netted in the gain on sale of Paxxon.

The sale of these divisions will result in a significant loss in revenues on an ongoing basis.


NOTE  5  -  NOTES  RECEIVABLE
-----------------------------

                                                   December  31,
                                           --------------------------
                                               1997            1996
                                           ----------       ---------

As part of consideration for the sale of
 Paxxon (Note 4), the Company received
 a  note  receivable  in the amount of
 $192,795 that accrues interest at 5.75%.
 Two  principal  and  accrued interest
 payments of $100,000 each are due in May
 1998  and November 1998.  Payment on the
 note is collateralized by a pledge of
 a  subordinate  interest  in  the
 debtors  accounts  receivable.                $193,000     $        -



The  Company  advanced  $298,000 to
 Cymedix which accrued interest at 11%
 with principal  and  accrued interest
 due  December  31,  1998.    The note
 is collateralized  by  a  subordinated
 security  interest  in all of the debtors
 assets.    The Company advanced an
 additional $25,000 to Cymedix subsequent
 to year  end.    These  were  included
 as  part  of the purchase price (Note 2).      298,000             -
                                             ------------     ------------

                                             $  491,000       $     -
                                             ============     ============

NOTE  6  -  LINE-OF-CREDIT
--------------------------

The Company has entered into an agreement with a financial institution for a revolving line-of-credit with a maximum principal balance of $5,000,000 which is limited by a borrowing base calculation of 80% of qualified accounts receivable. Interest accrues on the outstanding balance at 2% above bank prime (10.5% at December 28, 1997). Additionally, the Company is required to pay the lender a loan management fee on a monthly basis equal to 0.35% of the average outstanding principal balance of the preceding month. Interest and fees paid to this financial institution for the year ended December 28, 1997 approximated $650,000. The outstanding principal balance including accrued interest and fees was $3,543,000 at December 28, 1997. The agreement expires May 2000 and can be terminated by the lender without notice or by the Company with a thirty day notice to the lender and payment of defined early payment penalties. The loan is collateralized by substantially all the Company's assets.


NOTE  7  -  CAPITAL  LEASES
---------------------------

The Company leases a portion of their computer equipment under various leases all that have a 36 month term and contain a bargain purchase option. The future minimum lease payment as of December 28, 1997 are as follows:


 1998                                        $    27,000
                                              -----------
 Future  minimum  lease  payments                 27,000
 Less  interest                                   (2,000)
                                              ----------
 Present  value  of  capital  leases              25,000
 Less  current  portion                          (25,000)
                                              ---------

 Long-term  portion                           $       -
                                              ===========

Cost of the leased equipment was $77,000 with related accumulated depreciation of $36,000 at December 28, 1997.


NOTE  8  -  COMMITMENTS  AND  CONTINGENCIES
-------------------------------------------

Operating  Leases
-----------------

The Company leases office facilities and equipment under non-cancelable operating leases. One of the office leases is personally guaranteed by an officer, director, and stockholder. Rent expense for the years ended December 28, 1997 and December 29, 1996 was $289,000 and $188,000, respectively.

NOTE  8  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)
--------------------------------------------------------

Future minimum lease payments under these leases are approximately as follows:


 Fiscal  Year  Ended  December                Amount
 -----------------------------          ------------
 1998                                   $    259,000
 1999                                        206,000
 2000                                        155,000
 2001                                         34,000
                                             --------

                                        $    654,000
                                         ============

Litigation
----------

In 1997, a former patient filed a complaint in Texas against the Company alleging that an employee/therapist of the Company was negligent. The Company believes that there was no wrong doing and intends to defend itself vigorously against the charges. The client/hospital where the employee was working at the time of the alleged incident paid the plaintiff $100,000 in settlement and release from further claims. The client/hospital has now demanded that the Company indemnify them for the $100,000 as the client/hospital alleges this is stipulated in a contract between the Company and the client/hospital. The Company does not believe that it has a contractual obligation to indemnify the client/hospital in this situation and intends to vigorously defend against this demand. In addition, the Company maintains an insurance policy with a limit of $1,000,000 which may satisfy some or all of the damages in the event of an unfavorable outcome. The Company believes that it will not incur any material losses in excess of accrued amounts or insured limits.

During the fourth quarter of 1997, an action was filed against the Company in the Eastern District of New York under the caption New York Healthcare, Inc.
v. International Nursing Services, Inc., et al., alleging, among other things, breach of contract against the Company and seeking damages in excess of $175,000 plus court costs and attorney fees. The Company filed answers and counterclaims in this action. The Company intends to vigorously defend this action and to press its counterclaim. The Company does not expect any possible resolution of this matter to have a material effect on the Company's financial condition.

The Company is also subject to certain other litigation with former employees. Management believes that it will not incur any material losses in excess of accrued amounts.

NOTE  8  -  COMMITMENTS  AND  CONTINGENCIES  (CONTINUED)
--------------------------------------------------------

Ellis  Guarantee
----------------

The Company purchased Ellis Health Services, Inc. by issuing 256,250 shares of the Company's common stock and guaranteeing that the former owner of Ellis would realize at least $4.25 per share upon the sale of the first 12,000 shares each month and 4.00 per share thereafter. The Company agreed to issue additional shares or stock to make up any shortfall and the Chairman and CEO of the Company pledged 100,000 of his personal shares as collateral. At December 29, 1996, the former owner of Ellis had a shortfall of approximately $500,000 from the sales of stock to that date. In January 1997, the former owner of Ellis exercised his right to take the security pledged by the
Chairman  and  CEO  of  the  Company.    The Board of Directors of the Company
approved the issuance to the Chairman and CEO 100,000 shares of common stock and options to purchase 250,000 shares of common stock at $1.00 per share to compensate the Chairman and CEO for the loss of his personal shares. The $1.00 per share represented the fair market value of the shares at the date of the grant. In March 1997, the former owner of Ellis presented a demand letter to the Company requesting immediate payment of the remaining short fall of approximately $400,000. In August of 1997, the Company entered into an agreement with the former owner of Ellis agreeing to payments resulting in a liability of $295,000 at December 28, 1997.


NOTE  9  -  STOCKHOLDERS'  EQUITY
---------------------------------

1996  Private  Placement
------------------------

In July and September 1996, the Company completed a private placement of 244 units, each unit consisting of a share of convertible preferred stock, $10,000 per unit, $1 par value ("1996 Preferred Stock"), a warrant to purchase 8,000 shares of the Company's common stock at $2.50 per share and a unit purchase option to purchase an additional unit at $10,000 per unit. The convertible preferred stock carries a 10% dividend and is convertible at the lesser of $1.25 or 75% of the average sales price for the five trading days prior to
conversion.    The  private  placement raised gross proceeds to the Company of approximately $2,440,000. The Company has filed a registration statement which became effective in October of 1996, registering 8,293,133 shares of common stock. The registered common stock is primarily designated for the conversion of the related preferred stock and exercise of the associated warrants. The registered common stock is primarily designated for the conversion of the related preferred stock.

Approximately $1,550,000 of the proceeds raised was used to fund the cash purchase portion of STAT. A shareholder who participated in the placement of the private placement was paid a commission of $117,000 in 1996 and issued a warrant to purchase 100,000 shares of common stock at $2.00 per share. The warrant price was subsequently reduced to $1.00 per share in January 1997.

----------------------------------------------

1996  Private  Placement  (continued)
-------------------------------------

During 1996, 88.5 units (with accrued dividends) were converted to 923,111 shares of common stock. In addition, a Unit holder who held 17 units was allowed to reduce their purchase price on their warrants to $1.00 per share from $2.50 per share, resulting in gross proceeds to the Company of $136,000 in November 1996. In 1997 a Unit Holder who held 20 Units exercised their Unit purchase option resulting in gross proceeds to the Company of $200,000. The Unit holder immediately converted the preferred to common resulting in the issuance of 257,028 shares of common stock in January 1997.

During 1997, 129.25 units (with accrued dividends) were converted to 3,133,361 shares of common stock. Subsequent to year end, an additional 8.0 units have been converted resulting in the issuance of an additional 489,315 shares of common stock in 1998.

1997  Private  Placement
------------------------

In  January  and  February  1997, the Company completed a private placement of
167.15 Units, each unit consisting of one share of convertible preferred stock, $10,000 per unit, $1 par value, "1997 Preferred Stock", and a warrant to purchase 10,000 shares of common stock at $1.00 per share. The convertible preferred stock carries no dividend if the underlying common stock is included in an effective registration statement within 90 days of the date of the agreement. After 90 days, if the underlying shares are not included in an effective registration statement, the dividend rate becomes 18%. In addition, the preferred stock contains a redemption feature whereby if the underlying common stock which the preferred shares are convertible into is not effectively registered by the second anniversary date of each respective unit, the holder at their option may redeem the preferred shares for $10,000 back plus all accrued unpaid dividends. The Company raised gross proceeds of $1,672,000 from this private placement. Commissions of $100,000 were paid to individuals who assisted in the private placement who are also shareholders of the Company. The Company received net proceeds of approximately $1,520,000 from the sale of the 1997 preferred stock. Substantially all of the proceeds were used to purchase TherAmerica (Note 2). The Company has filed a registration statement which became effective in April of 1997, registering 6,732,311 shares of common stock. The registered common stock is primarily designated for the conversion of the related preferred stock and exercise of the associated warrants.

During 1997, 66.65 units were converted to 3,651,867 shares of common stock. Subsequent to year end, an additional 1.0 unit has been converted resulting in the issuance of an additional 53,981 shares of common stock in 1998.

----------------------------------------------

Warrants
--------

On January 28, 1997, the Company issued a convertible note for proceeds of $1,000,000 from a shareholder of the Company. Interest accrued on the note at 12.5% and the note matured on January 27, 1998. The proceeds of the note were used to fund the acquisition costs related to TherAmerica (Note 2). The Company also issued a warrant to purchase 200,000 shares of common stock at $1.1875 per share until July 31, 1999 to the convertible note holder. The Company recorded an imputed discount on the convertible debenture of $134,000 using the Black-Scholes option pricing model related to the issuance of the warrant to purchase 200,000 shares of common stock at $1.1875 per share. The Company amortized the imputed discount over the expected term of the related debt. On May 28, 1997, the Company paid $500,000 of principal plus accrued interest to the noteholder, and the exercise price of the warrant was reduced to $0.27 from $1.19. The reduction of the exercise price resulted in no material change to the imputed discount due to a decrease in the market value of the Company's stock. During the forth quarter of 1997 the Company paid the remaining $500,000 plus accrued interest from proceeds received on the Paxxon Sale (Note 4).

Stock  Options
--------------

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

In 1994, the Board of Directors established, the Omnibus Stock Plan of 1994 (1994 Plan) and reserved 500,000 shares of the Company's common stock for grant under terms which could extend through January 2004. All options and warrants issued under this plan are non-qualified. Grants under the 1994 Plan may be to employees, non-employee directors, and selected consultants to the Company, and may take the form of non-qualified options, not lower than 50% of fair market value. To date, the Company has not issued any options below fair market value at the date of grant.

In 1996, the Board of Directors established the 1996 Stock Option Plan (the "1996 Plan") with terms similar to the 1994 Plan. During 1996, the Company issued 300,000 options to purchase the Company's common stock at $1.88 expiring in 2006. The Board of Directors of the Company reserved 3,000,000 shares of common stock for issuance under the 1996 Plan.

----------------------------------------------

Stock  Options  (continued)
---------------------------

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

The Company also granted 443,748 options to purchase common stock at $1.00 per share under the "1996 Plan", 133,609 of which were granted to officers and directors.

The following is a summary of options and warrants granted, all of which expire at various times through 2007.



                          Number of Options
                         --------------------
                                                Exercise               Exercise
                                                Price Per  Number of   Price Per
                         Plan       Non-Plan      Share     Warrants     Shares
                         -------  -----------  -----------  --------  ----------
Outstanding
 December 31, 1995  1,121,375    15,500     $0.63-$6.00 1,514,604 $1.75-$5.00

Option/warrants
 granted              539,437        -      $1.88       2,217,000 $1.00-$2.50
Unit options
 granted(1)               -          -           -      1,952,000      -
Cancellations        (317,687)   (8,000)    $0.63-$6.00  (358,941)$1.00-$4.00
                    ---------  ---------    ----------- ---------- ----------

Outstanding
 December 29, 1996  1,343,125     7,500     $.63-$6.00  5,324,663 $1.00-$5.00

Options/warrants
 granted            3,019,155(2)     -      $0.25-$1.00 2,279,126(3) $0.15-$2.50
Unit  options
 canceled                 -          -                (1,792,000)(3) $2.50
Cancellations      (1,920,935)(2)    -      $0.63-$3.25 (1,011,376)  $0.27-$2.50
                   ----------   ---------   -----------  ----------  ----------

Outstanding
 December 28, 1997  2,441,345     7,500     $0.25-$6.00  4,800,413   $0.15-$5.00

----------------------------------------------

(1) Represents option to purchase an additional unit identical to the Unit issued in the July/September private placement. Each $10,000 unit consists of one share of convertible preferred (convertible at the lesser of $1.25 or 75% of the closing price on the five trading days prior to conversion) and a warrant to purchase 8,000 shares of common stock at $2.50 per share for three years.

(2) Includes 1,223,326 options that were canceled and reissued at an exercise price of $0.25 to $1.00 to officers, directors, and employees of the Company. The options were originally exerciseable between $0.63 and $3.25. Net new issues were 1,794,729 and net canceled were 696,509.

(3) Includes 287,626 warrants that were canceled and reissued at an exercise price of $0.25 to an officer of the Company. The warrants were originally exerciseable at $1.75. Also includes the cancelation of 204 Unit Options in exchange for the cancellation and reissue of the related warrant with an exercise price of $0.63. The warrants were previously exerciseable at $2.50. Millenco note warrants were issued on January 28, 1997 at $1.19, Millenco also exercised 20 unit options on 1996 preferred stock. On August 15, 1997 the warrants were canceled and reissued at an exercise price of $0.63. The warrants were originally exerciseable at $1.25. Net new issues were 1,871,500 and net canceled were 163,750.

     The weighted average exercise price of options and warrants outstanding at December 28, 1997 is $1.82.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Corporation's two stock option plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Corporation's net loss and loss per share would have been increased to the pro forma amounts indicated below:


                                                 1997                    1996
                                               ----------             ----------
Net  loss  -  as  reported                 $    (515,000)           $(1,207,000)
Net  loss  -  pro  forma                      (1,963,000)            (2,141,000)
Basic  loss  per  share  -  as  reported            (.15)                  (.57)
Basic  loss  per  share  -  pro  forma              (.30)                  (.78)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: dividend yield of 0%; expected volatility of 128% and 93%, respectively; discount rate of 5.5% and 11.5%, respectively; and expected lives of 10 years.

----------------------------------------------

Warrants  (continued)
---------------------

Dividends
---------

In 1995, the Board of Directors declared a stock dividend on the 12% preferred stock to be paid in common stock. Under the terms of the preferred stock, if the Company does not have $750,000 cash or cash equivalents then the dividend may be paid by issuing common stock at the rate of $1.80 per share annualized. The Company accrued dividends at the $1.80 level for 1995 as the Company did not have $750,000 in cash and cash equivalents. The dividends on the preferred stock for the year ended December 31, 1995 were $876,000 of which $435,000 was paid in common stock of the Company. The remaining dividends of $441,000 were accrued at year end and recorded as a dividend payable in common stock.

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

The Company has imputed dividends on the 1997 and 1996 preferred stock as a result of in the money conversion features (Note 11).

Stock  Payoff  of  Note  Payable
--------------------------------

In February 1996, the Company paid off a note payable consisting of principal of $25,000 and accrued interest payable of approximately $23,000 with issuance of 13,700 shares of common stock. The common stock was valued at $3.50 which represented the fair market value of the common stock at the time of the payoff.

Settlement  of  Stock  for  Services
------------------------------------

In September 1996, the Company settled a dispute with a former investment banker who claimed that the Company owed the investment banker approximately $53,000. The Company settled the dispute by issuing 20,133 shares of common stock.

------


NOTE  10  -  INCOME  TAXES
--------------------------

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

The components of deferred tax assets (liabilities) in the balance sheet, which are fully limited by a valuation allowance, are as follows:

 Accounting  method  differences            $    244,000
 Net  operating  loss  carryforward            2,006,000
                                             -----------
                                               2,250,000
 Less  valuation  allowance                   (2,250,000)
                                             ------------

 Net  deferred  tax  asset                   $        -
                                             =============

The Company has incurred net losses for federal tax reporting purposes since inception of approximately $5,900,000. The tax net operating loss (NOL) carryforwards expire in years 2003 through 2012. The utilization of $4,718,000 of the NOL carryforward is limited to $469,000 on an annual basis due to an effective change in control which occurred as a result of the 1996 private placement. Due to the existence of net operating losses incurred by the Company which raise substantial doubt about the Company's ability to continue as a going concern, the Company has concluded it is more likely than not that it will not realize its deferred tax asset and accordingly has established a valuation allowance of $2,250,000.


NOTE  11  -  LOSS  PER  COMMON  SHARE
-------------------------------------

In accordance with the SEC's position on preferred stock with convertible features that are in the money at the time of issuance, the Company has imputed a value associated with such conversion features and has recorded the value as a discount on the preferred stock. The Company amortizes the imputed discount on the preferred stock over the period from issuance of the preferred stock to the earliest period at which the preferred stock becomes convertible. As the Company's 1997 and 1996 preferred stock issuances are immediately convertible, the Company has amortized the entire imputed discount as a component of dividends on preferred stock. The Company recorded additional dividends to preferred stockholders of approximately $553,000 and $1,737,000 for the years ended December 29, 1997 and 1996, respectively, which represents an imputed increase to the dividend yield and not a contractual obligation on the part of the Company to pay such imputed dividends.

The Company has also imputed additional dividends on the 1997 preferred stock of $375,000 as a result of the repricing of the exercise price associated with the related warrants issued. The Company repriced the warrant exercise price as an inducement for holders not to convert their 1997 preferred stock into shares of common stock.

NOTE  11  -  LOSS  PER  COMMON  SHARE  (CONTINUED)
--------------------------------------------------


                                                        December  31,
                                                -------------------------
                                                  1997              1996
                                                ---------         --------
Net  loss                                    $    515,000        $1,207,000
Preferred  stock  dividends  based
 on stated rate                                    44,000            92,000
Preferred  stock  dividends  based
 on  imputed  discount  at  issuance              553,000         1,737,000
Preferred  stock  dividends  imputed
 associated with related warrant repricing        375,000                -
Preferred stock dividends recaptured (Note 9)        -             (441,000)
                                              -----------        ----------

Net loss applicable to common stockholders   $  1,487,000      $  2,595,000
                                             ============      ============

Basic  loss  per  common  share              $      (.15)      $       (.57)
                                                =========      =============

Weighted  average  shares  outstanding         9,848,824          4,517,111
                                             ===========       ==========

NOTE  12  -  RETIREMENT  SAVINGS  PLAN
--------------------------------------

Effective March 25, 1997, the Company adopted a defined contribution retirement savings plan which covers all employees age 21 or older with one thousand hours of annual service. Matching contributions are made by the Company at $0.25 for each $1 that the employee contributes up to 8% of
compensation.    Company  contributions  vest  as  follows:


 Years  of  Service                  Vested
 ------------------          --------------
            1                      10%
            2                      20%
            3                      30%
            4                      40%
            5                      60%
            6                      80%
            7                     100%

Contributions  for  the  year  ended  December  28,  1997  were  $35,000.