Form 10QSB
period 1998-03-31
MEDIX RESOURCES INC
filed 1998-05-18
CIK 890784

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB



(Mark  One)

[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D) OF THE SECURITIES
     EXCHANGE  ACT  OF  1934  FOR  THE  QUARTERLY  PERIOD ENDED MARCH 29, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



Commission  File  Number:                                        0-24768
                                                                 -------

                             MEDIX RESOURCES, INC.
                             --------------------
       (Exact name of small business issuer as specified in its charter)


          Colorado                                        84-1123311
          --------                                        ----------
(State or other jurisdiction of incorporation       (I.R.S. Employer
          or organization)                         Identification  No.)


     360  South  Garfield  St.    Suite  400,  Denver,  CO   80209
     -------------------------------------------------------------
          (Address  of  principal  executive  offices)    (Zip  Code)


                              (303)  393-1515
                              ---------------
                    (Issuer's  telephone  number,  including  area  code)


     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past  90  days.          [X]  Yes                      [    ]  No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 12, 1998.

          Common  Stock,  $0.001  par  value       21,048,174
          ----------------------------------       ----------
                     Class                       Number of Shares



                             MEDIX RESOURCES, INC.
                             ---------------------

                                     INDEX
                                     -----




PART  I.    FINANCIAL  INFORMATION          PAGE  NO.
            ----------------------          --------


            Item  1.   Financial  Statements

                       Consolidated  Balance  Sheets  --  March  29,  1998
                        (Unaudited) and December  28,  1997                 3

                       Unaudited Consolidated  Statements  of  Operations --
                        For the Three Months Ended  March  29,  1998  and
                        March  30,  1997                                    4

                       Unaudited  Consolidated    Statements of Cash Flows
                        -- For the Three Months Ended  March  29,  1998
                        and  March  30,  1997                               5

                       Notes  to  Unaudited  Consolidated  Financial
                        Statements                                          6

     Item  2.      Management's Discussion and Analysis of Financial Condition
                   and  Results  of  Operations                            12

PART  II.          OTHER  INFORMATION                                      16
                   ------------------

                   SIGNATURES                                              18

                   Index  to  Exhibits                                     19

                             MEDIX RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEETS


                                               March 29,     December 31,
                                                 1998            1997
                                              ----------     ------------
                                              (Unaudited)
                                    ASSETS
Current  assets
 Cash                                        $    125,000    $    158,000
 Accounts  receivable,  net                     4,262,000       4,559,000
 Notes  receivable                                193,000         491,000
 Prepaid  expenses  and  other                     86,000          99,000
                                              -----------     -----------
   Total  current  assets                       4,666,000       5,307,000

Property  and  equipment,  net                    312,000         302,000

Other  assets
 Intangible  assets,  net                       6,682,000       4,491,000
 Other                                             36,000          40,000
                                              -----------     -----------

Total  assets                                 $11,696,000     $10,140,000
                                               ==========      ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current  liabilities
 Current  portion  of  long-term  debt        $   270,000     $    35,000
 Current portion of capital lease obligation       16,000          25,000
 Line-of-credit                                 3,351,000       3,543,000
 Accounts  payable                                482,000         649,000
 Accrued  expenses                              2,265,000       1,384,000
                                              -----------     -----------
   Total  current  liabilitie  s                6,384,000       5,636,000

Stockholders'  equity
 Preferred  stock,  10%  cumulative
  convertible,  $1  par  value,  488
  shares authorized,  8.0  and  26.25
  issued  and  outstanding  at  March 29,
  1998 and December  28,  1997,
  respectively,  liquidation  preference
  $10,000 per share                                  -                 -

 Preferred  stock,  0%  cumulative
  convertible,  $1  par  value,  300  shares
  authorized,  98.5  and  100.5  issued
  and  outstanding  at March 29, 1998 and
  December  28,  1997,  respectively,
  liquidation  preference $10,000 per share          -                  -

 Common  stock, $0.001 par value; 25,000,000
   shares authorized, 20,868,274 and
   12,843,567  issued  and  outstanding
   at March 29, 1998 and December 28, 1997,
   respectively                                      21,000           13,000
 Dividends  payable  with  common  stock             34,000           39,000
 Additional  paid-in  capital                    13,606,000       12,191,000
 Accumulated  deficit                            (8,349,000)      (7,739,000)
                                                ------------    ------------
     Total liabilities and stockholders'
      equity                                      5,312,000        4,504,000
                                                ------------    ------------

                                                $11,696,000      $10,140,000
                                                 ==========       ==========

                     See notes to consolidated financial statements.

                                        - 2 -

                            MEDIX RESOURCES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                For the Three Months Ended
                                                March 29,       March 31,
                                                  1998            1997
                                               ----------     -----------

Net  revenues                                 $ 5,034,000      $ 6,663,000

Direct  costs  of  services                     3,909,000        5,125,000
                                              -----------       -----------

Gross  margin                                   1,125,000        1,538,000

Selling, general and administrative expenses    1,555,000        1,406,000
                                               ----------        ----------

Net  income  from  operations                    (430,000)         132,000

Interest  expense,  net                           180,000          172,000
                                               ----------         ---------

Net  income  (loss)                            $ (610,000)       $ (40,000)
                                                =========         ========

Net income (loss) per common share (Note 6)    $     (.03)       $    (.09)
                                                =========         =========

Weighted  average  shares  outstanding         19,487,068        7,102,640
                                                =========        ==========

                    See notes to consolidated financial statements.

                           MEDIX RESOURCES, INC.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       For the Three Months Ended March 29,
                                           1998  and  March  30,  1997
                                       -------------------------------------
                                            1998                   1997
                                       --------------          -------------

Cash flows from (used in) operating
 activities
 Net income (loss)                    $    (810,000)            $    (40,000)
 Adjustment to reconcile net income
  (loss) to net cash flows from (used in)
  operating  activities
  Depreciation  and  amortization           169,000                  157,000
  Net changes in current assets
   and current liabilities                  875,000               (1,051,000)
                                      -------------              -----------
      Net cash flows from (used
       in) operating activities             234,000                 (934,000)
                                      -------------              -----------

Cash  flows  used  in  investing
 activities
 Purchase of property and equipment         (12,000)                (103,000)
 Business  acquisition costs, net
  of cash acquired                          (39,000)              (2,116,000)
                                      -------------              ------------
      Net cash flows (used in)
       investing  activities                (51,000)              (2,219,000)
                                      -------------              -----------

Cash flows  from  (used  in)
 financing  activities
 Advances,  net                            (192,000)                 498,000
 Payments  on  capital  leases
   and  debt                                (24,000)                (100,000)
 Proceeds  from  convertible  debt                -                1,000,000
 Net  proceeds  from  exercise
   of  Unit  option                               -                  200,000
 Net  proceeds  from  issuance  of
   preferred  stock                               -                1,555,000
 Net  proceeds  from  issuance  of
   common  stock                                  -                       -
                                       -------------             -------------
      Net  cash  flows  from  (used
       in) financing activities            (216,000)               3,153,000
                                       -------------             -------------

Net  (decrease) increase in cash
 and cash equivalents                       (33,000)                      -

Cash  and  cash  equivalents,
 at  beginning  of  period                  158,000                       -
                                        -----------               -------------

Cash  and  cash  equivalents,
 at  end  of  period                     $  125,000             $         -
                                        ===========              ==============

Non-cash investing and financing activities for the three months ended March 29, 1998:

1. Issuance of 1,436,916 shares of common stock upon conversion of 2 and 18.25 units of 1997 and 1996 convertible preferred stock, respectively.
2. Cymedix  merger:



    Non-Cash  Consideration                      Purchase Price Allocation
-------------------------------                -------------------------------
Common  stock issued     $1,418,000          Cash                     $  5,000
Debt assumed                548,000          Fixed assets               21,000
Current liabilities assumed 353,000          Goodwill                2,349,000
Deferred acquisition costs   12,000                                  ---------
                          ---------             Total               $2,375,000
Subtotal                  2,331,000                                  =========
                          ---------
Cash payment                 25,000
Acquisition  costs           19,000
                         ----------
 Subtotal  cash  portion     44,000
                         ----------

Total  consideration    $ 2,375,000
                        ===========

                     See notes to consolidated financial statements.

                                           - 4 -

1.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
--          ----------------------------------------------

The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements as of December 28, 1997 have been derived from audited financial statements, the report on which included an explanatory paragraph describing uncertainties concerning the Company's ability to continue as a going concern. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the fiscal year ended December 28, 1997. The results of operations for the three months ended March 29, 1998 are not necessarily indicative of the results for the entire fiscal year ending December 27, 1998.

2.          ACQUISITIONS
--          ------------

In  January  1998,  the  Company consummated a merger with Cymedix Corporation
(Cymedix).    In  conjunction  with the merger the Company acquired all of the issued and outstanding common shares of Cymedix for $2,375,000. To finance the acquisition, the Company issued 6,980,000 shares of common stock valued at $1,418,000 assumed liabilities of $901,000, and paid $25,000 in cash.
The  Company incurred $31,000 in acquisition  costs.    The  merger  has been
accounted for as a purchase.  The purchase  price has been allocated as follows:

 Cash                                $    5,000
 Property  and  equipment                21,000
 Excess  of  cash  over  net  assets
   acquired  (goodwill)               2,349,000
                                      ---------

                                     $2,375,000
                                      =========

3.          EQUITY  TRANSACTIONS
--          --------------------

In April 1998, the Company repurchased 80 of its outstanding units of convertible preferred stock and warrants from the 1997 private placement for $800,000 to be paid by September 1998. The repurchase agreement allows the investors the option to convert to common stock any balance owed in September 1998.

Additionally, in April 1998, the Company exchanged 1,799,000 warrants from the 1996 and 1997 private placements for 179,900 newly issued shares of the Company's common stock.

4.          STOCK  OPTIONS
--          --------------

On April 15, 1998, the Company granted 2,000,000 options to purchase common stock at $0.50 per share under the Company's incentive stock option plan, all of which were granted to officers, directors, and employees. During the first quarter of 1998, in conjunction with the Cymedix merger the Company granted 1,200,000 options to purchase common stock at $0.25 per share under the Company's incentive stock option plan, all of which were granted to officers, directors, and employees.

5.          LITIGATION
--          ----------

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

2. In April 1997, Ellis Home Care Services, Inc. ("EHCSI") filed a complaint in the United States District Court, Southern District of New York, against the Company. The complaint alleges that the Company has breached certain obligations it undertook in connection with the acquisition of the Ellis assets by the Company. EHCSI sought a judgment of $421,705, which represents the difference between the asset purchase price of $1,060,063 and the total of (i) the aggregate sales proceeds EHCSI received from the sale of all of its shares of the Company's stock and (ii) a cash payment of $60,000 made by the Company to EHCSI. In addition to the amount of $421,705, the complaint seeks interest on such amount at nine percent (9%) per annum and attorney's fees. On August 1, 1997 the Company agreed to a settlement of this matter and agreed to pay EHCSI $435,397 plus interest at the rate of nine percent (9%) per annum in an initial payment of $60,000 and monthly payments of $19,722 with the last payment due April 1, 1999. On September 23, 1997 a judgment was entered against the Company in this matter as a result of the Company's failure to make the initial payment of $60,000, although all monthly payments had been made. The judgment was entered in the amount of $391,731 plus interest at the rate of nine percent (9%) until paid. The Company is continuing to negotiate this matter with EHCSI and to pay its agreed monthly payments. It has paid the delinquent $60,000 and EHCSI has made no effort to date to execute the judgment against the Company.

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

5. On March 19, 1998, the Company announced that its wholly-owned subsidiary Cymedix Lynx Corporation had submitted a formal demand to Andrx Corporation for treble damages in the amount of $396.6 million, suffered by Cymedix as a direct and proximate result of the alleged activities of Andrx, its affiliate Cybear, Inc. and certain individuals. The demand alleges theft and unlawful appropriation of Cymedix' computer medical software for remote online healthcare providers and Cymedix' internet medical communications technology, commonly referred to as Lynx, for which a preliminary U.S. patent was filed on October 15, 1996 and a final U.S. patent application was filed on October 14, 1997. Andrx reportedly responded by denying the allegations and stating that it intends to vigorously defend any litigation that Cymedix might file in this matter. On April 2, 1998, Andryx and Cybear filed suite in the Circuit Court of Broward County, Florida, Case No. 98-04613 CACE03, against the Company and its wholly-owned subsidiary Cymedix Lynx Corporation, alleging libel and slander, that the Company's claims are false and defamatory, and that damages "at the appropriate time." The Company intends to vigorously defend itself and proceed with its claims against Andrx. On May 4, 1998, in response to the suit filed by Andryx, the Company filed a motion to dismiss amended complaint.

The Company cannot foresee how this matter will proceed, how long it will take to resolve, or what the ultimate impact of these matters will be on the financial condition of the Company. Litigation in this matter could require substantial resources from the Company and take up substantial amount of management time for a period of several years. No assurance can be given that the Company would receive an award adequate to compensate it for the use of such resources and time, or that the ultimate outcome might not be that the Company is required to pay damages as a result of a counterclaim.

6.          LOSS  PER  SHARE
--          ----------------

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

Loss  per  share  applicable  to common stockholders is calculated as follows:


                                                      Three  Months  Ended
                                                    ------------------------
                                                     March 29,     March 30,
                                                       1998          1997
                                                    ----------   ------------

Net  income  (loss)                              $    (610,000)   $  (40,000)
Preferred  stock  dividends  -  stated  rate            (5,000)      (19,000)
Preferred  stock  dividends  -  imputed  discount            -      (553,000)
                                                  ------------    -----------

Net income (loss) applicable to common
 stockholders                                    $    (615,000)  $(1,457,000)
                                                  ============    ==========

Net  income  (loss)  per  common  share          $       (0.03)  $     (0.09)
                                                  ============    ==========

Weighted  average  shares  outstanding              19,487,068     7,102,640
                                                  ============    ==========

7.          SUBSEQUENT  EVENTS
--          ------------------

In October 1997 1997, the Company entered into a definitive agreement to sell its two remaining New York operations, for $2,080,000 in cash subject to New York State licensing authorities and other closing conditions. On April 27, 1998 the Company signed a definitive agreement to sell the remaining three of its staffing business subsidiaries, National Care Resources - Colorado, Inc., National Care Resources - Texas, Inc., and TherAmerica, Inc. for
$5,000,000 in cash and $2,000,000  in  convertible   preferred  stock.   The
proceeds are payable with $750,000  in  deposits  in May  1998,  $4,250,00
cash and $2,000,000 stock at closing.    Closing  is   scheduled  for
September  1998.

The three staffing business subsidiaries and the two New York operations currently provide all of the revenue for the Company. After the close of the above transactions, Cymedix Lynx Corporation will be the Company's only operating entity. Cymedix does not currently generate any revenue.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking  Statements  and  Associated  Risks
---------------------------------------------------

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Forward-Looking  Statements  and  Associated  Risks  (continued)
----------------------------------------------------------------

Medical Information Software Operations. The Company, through its subsidiary Cymedix Lynx Corporation has only recently begun its medical software line of business through the acquisition of a development stage medial software
business.    The  uncertainties  and  risks  that  accompany  forward-looking statements are enhanced by the Company's lack of experience in this business. The Company has no experience in marketing of software products, providing software support services, evaluating demand for products, financing a software business and dealing with government regulation of software products. As a developer of information systems, the Company will be required to anticipate and adapt to evolving industry standards and new technological developments. The market for the Company's software products is characterized by continued and rapid technological advances in both hardware and software development, requiring ongoing expenditures for research and development and the timely introduction of new products and enhancements to existing products. The establishment of standards is largely a function of user acceptance. Therefore, such standards are subject to change. The Company's future success, if at all, will depend in part upon its ability to enhance existing products, to respond effectively to technology changes, and to introduce new products and technologies to meet the evolving needs of its clients in the health care information systems market. The Company is currently devoting significant resources toward the development of products. There can be no assurance that the Company will successfully complete the development of these products in a timely fashion or that the Company's current or future products will satisfy the needs of the health care information systems market. Further, there can be no assurance that products or technologies developed by others will not adversely affect the Company's competitive position or render its products or technologies noncompetitive or obsolete.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Forward-Looking  Statements  and  Associated  Risks  (continued)
----------------------------------------------------------------

Medical Information Software Operations (continued). The health care industry in the United States is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of health care organizations. During the past several years, the health care industry has been subject to increasing levels of governmental regulation of, among other things, reimbursement rates and certain capital expenditures. The Company cannot predict with any certainty what impact, if any, such increased regulation might have on its results of operations, financial condition or business. In addition, Medicare has, from time to time, promulgated regulations concerning anti-fraud and (physician) inducement that heretofore have not directly affected the marketing of the Company's software and similar products. However, these regulations, which are usually later adopted by state-managed Medicaid plans, have created uncertainty in the industry. A current example is HIPAA. The Company is waiting for the promulgation of the related regulations so that it may assess the impact on its business. It is unclear the effect, if any, these regulations will have on the Company, its products or its clients.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Forward-Looking  Statements  and  Associated  Risks  (continued)
----------------------------------------------------------------

Company  Specific  Factors.   Important factors to be considered in connection
with forward-looking statements include, without limitation, (a) the fact that the Company reported net losses in the last several years and had an accumulated deficit and a working capital deficit at the end of fiscal 1997;
(b)  the Company's auditors have included a "going concern" exception in their
report  on  the    Company's  financial  statements; (c) the Company's lack of working capital may require the Company to raise additional equity or debt financing in order to fund operations and the Company may be unable to raise such debt or equity financing; Nasdaq informed the Company on March 31, 1998 that it is not in compliance with a requirment to remain listed on the Nasdaq SmallCap Market which includes maintaining tangible net worth of $2.0 million (while the Company's balance sheet shows net assets of in excess of this amount, a substantial portion of those assets are intangible) a market capitalization of $35.0 million; or net income in two of the last three years of $500,000; (e) the Company depends on key-management personnel, especially John P. Yeros to manage and direct the business and operations of the Company and its healthcare services and Keith Berman to manage the development and marketing of the Company's medical information software; and (f) various other factors may cause actual results to vary materially from the results contemplated in any forward-looking statements
included  in  this  filing.    No  assurances  can be given that the foregoing
factors will not result in a material adverse effect on the Company and its operations.

As of May 15, 1998, the Company is relying, for the funding of the development of its Cymedix software products, on the closing and payments under two definitive agreements with Banyan Healthcare Services, Inc., which provide for the sale of all of the Company's healthcare staffing operations to Banyan. Banyan is a newly formed company that is currently seeking financing to complete the acquisition of several healthcare services operations, including those of the Company. The failure of Banyan to successfully complete such financing or comply with its agreements with the Company would have a material adverse effect on the Company's financial conditions, and force the Company to find alternative financing for the development of Cymedix software products.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Forward-Looking  Statements  and  Associated  Risks  (continued)
----------------------------------------------------------------

Company  Specific  Factors  (continued).    In  light  of  the  significant
uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

Results  of  Operations
-----------------------

Comparison  of  three  months  ended  March  29,  1998  and  March  30,1997

The Company generated approximately $5,034,000 in revenues from operations for the quarter ended March 29, 1998, compared to approximately $6,663,000 in revenues for the first quarter of 1997. The decrease in sales for the quarter is due primarily to the sale of Paxxon Services, Inc. (Paxxon) and the Homecare division in the fourt quarter of 1999. Paxxon and the Homecare division generated revenues of approximately $1,044,000 and $218,000 respectively, in the first quarter of 1997. Texas and Colorado revenues were also down from the first quarter of 1997. In October of 1997, the Company entered into a definitive agreement to sell its two remaining New York operations. In April of 1998, the Company entered into a definitive agreement to sell three subsidiaries which represent all of its remaining staffing
operations.    The  two New York operations and the three
subsidiaries  provide  all  of  the  Company's  current  revenue.

The Company's gross margin percentage decreased from 23% for the first quarter of 1997 to 22% for the first quarter of 1998. The decrease is primarily due to reduced margins in the Company's travel staffing division.

Selling, general and administrative expenses increased for the quarter ended March 29, 1998 by approximately $149,000 as compared to the quarter ended
March 30, 1997. This increase includes approximately $315,000 of Selling, general, administrative incurred by Cymedix.

Net loss for the quarter increased from $40,000 for the quarter ended March 30, 1997 to $610,000 for the quarter ended March 29, 1998. The loss for the quarter is attributable to factors discussed above.

During the first quarter, the Company initiated several programs and service lines which are intended to increase revenues for the remainder of 1998. In particular, nurse staffing was started in the Californial locations which
previously  staffed  only  therapists.    Therapist  staffing  operations were
expanded  in  the  Texas  operations  which  previously  focused  primarily on
nursing.    Other sales incentive programs have been developed to increase the
existing  sales  base  in  Texas,  Colorado  and  New  York.   The Company has
addressed the dip in margin in its travel division and believes margins will improve for the remainder of the year. As discussed above, the Company is selling all of its staffing operations. After the sales, Cymedix will be the only remaining operating entity. Although the sales will significantly reduce the Company's Selling, General, and Administrative expenses, they would eliminate all of the Company's revenues until Cymedix begins generating current
revenues.   The Company will incur additional losses unless Cymedix begins to  generate  revenues  as  budgeted.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity  and  Capital  Resources
----------------------------------

The Company's current liabilities at March 29, 1997 aggregated approximately $6,384,000 and current assets at March 29, 1998 aggregated approximately $4,666,000.

In order for the Company to meet its current obligations, management anticipates the need to raise additional debt or equity capital or sell assets. (See Forward-Looking Statements and Associated Risks, including Company Specific factors).

In October 1997 the Company entered into a definitive agreement to sell two New York operations for $2,080,000 in cash subject to approval by New York State licensing authorities and other closing conditions. In April 1998 the Company entered into a definitive agreement to sell all of its remaining staffing operations for $5,000,000 in cash and $2,000,000 in convertible preferred stock. After the close of these transactions, the development and marketing of Cymedix software products will be the only business of the Company. If the transactions under definitive agreement close on a timely basis, funds should be available to meet the Company's current obligations and adequately fund Cymedix. There is no assurance, however, that these transactions will close on a timely basis or at all. The cash consideration is anticipated to be adequate to meet the Company's needs if Cymedix achieves its sales and operating projections. See "Forward-Looking Statements and Associated Risks - Medical Information Software Operations" and "Company Specific Factors" above. The staffing operations sold, and to be sold, provided all of the Company's revenues for the 1997 fiscal year and the first quarter of 1998The sale of these operations will substantially reduce the Company's revenues. The Company believes the proceeds from the transactions mentioned above and additional financing, if necessary, will generate sufficient cash to support its operations for the next twelve months.

The Company has historically released certain of its checks in anticipation of receiving cash proceeds from its line of credit agreement. The Company does not have an arrangement with its banks to cover checks presented in excess of its collected cash balance; however, this situation has not occurred as the Company releases its checks as close as possible to its funding date.

                          PART II - OTHER INFORMATION


ITEM  1.    LEGAL  PROCEEDINGS

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

                          PART II - OTHER INFORMATION

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

5. On March 19, 1998, the Company announced that its wholly-owned subsidiary Cymedix Lynx Corporation had submitted a formal demand to Andrx Corporation for treble damages in the amount of $396.6 million, suffered by Cymedix as a direct and proximate result of the alleged activities of Andrx, its affiliate Cybear, Inc. and certain individuals. The demand alleges theft and unlawful appropriation of Cymedix' computer medical software for remote online healthcare providers and Cymedix' internet medical communications technology, commonly referred to as Lynx, for which a preliminary U.S. patent was filed on October 15, 1996 and a final U.S. patent application was filed on October 14, 1997. Andrx reportedly responded by denying the allegations and stating that it intends to vigorously defend any litigation that Cymedix might file in this matter. On April 2, 1998, Andryx and Cybear filed suite in the Circuit Court of Broward County, Florida, Case No. 98-04613 CACE03, against the Company and its wholly-owned subsidiary Cymedix Lynx Corporation, alleging libel and slander, that the Company's claims and false and defamatory, and that damages of such actions were in excess of $15,000. Plaintiffs stated that they intend to seek recovery of punitive damages "at the appropriate time". The Company intends to vigorously defend itself and proceed with its claims against Andrx. On May 4, 1998, in response to the suit filed by Andrx, the Company filed a motion to dismiss amended complaint.

The Company cannot foresee how this matter will proceeds, how long it will take to resolve, or what the ultimate impact of these matters will be on the financial condition of the Company. Litigation in this matter could require substantial resources from the Company and take up substantial amount of management time for a period of several years. No assurance can be given that the Company would receive an award adequate to compensate it for the use of such resources and time, or that the ultimate outcome might not be that the Company is required to pay damages as a result of a counterclaim.

ITEM  2.    CHANGES  IN  SECURITIES

Unregistered securities by the Company since December 28, 1997 See Note 3 to the unaudited consolidated financial statements elsewhere herein.

                                                                      Exemption
Security Issued    Date      No. of Shares   Consideration  Purchasers  Claimed
---------------  --------    -------------   -------------- ---------- --------
Common  Stock       Jan      6,980,000       Cymedix Merger   Private Regulation
                                                               Investors   D
Common  Stock       Jan        323,278       Conversion of    Private Section
                                              Preferred        Investors 3(a)(9)

Common  Stock       Feb        220,018       Conversion of    Private Section
                                              Preferred        Investors 3(a)(9)

Common  Stock       Mar        501,411       Conversion of    Private Section
                                              Preferred        Investors 3(a)(9)

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

b.          Reports  on  Form  8-K

     Filing  Date                    Items
     ------------                    -----

     March 24, 1998        Item 7 of form 8-K/A, containing, financial
                           statements and related pro formas amending
                           Form 8-K filed on January 15, 1998
     March 25, 1998        Item 5, press release relating to alleged
                           software theft by competitor.

                                  SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    May  15,  1998

                              MEDIX RESOURCES, INC.
                              (Registrant)



                              /s/  John  P.  Yeros
                              --------------------
                              John  P.  Yeros
                              Chairman  and  Chief  Executive  Officer
                              (Principal  Executive  Officer)



                              /s/  David Kinsella
                              --------------------
                              David Kinsella
                              Controller
                              (Chief Accounting Officer)

                               INDEX TO EXHIBITS


10.22 Stock Purchase Agreement by and between Banyan Healthcare Services, Inc. and Medix Resources, Inc.


27      Financial Data Schedule