Form 10QSB/A
period 1998-03-31
MEDIX RESOURCES INC
filed 1998-05-21
CIK 890784

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

The following unaudited pro forma selected financial data gives effect to the sales of all of the Company's remaining staffing business subsidiaries as if these transactions took place on January 1, 1998 for the results of operations data and as of March 29, 1998 for the balance sheet data of the Company.

The unaudited pro forma selected financial data is not necessarily indicative of the results of operations or the financial position as they may be in the future or as they might have been had the transactions became effective on the above mentioned dates.

Unaudited Pro Forma Selected Financial Data


Current assets                 $11,609,000
Total assets                    13,985,000
Current liabilities              6,882,000
Total stockholders' equity       7,103,000

Net revenues                   $       -
Loss from operations              (705,000)
Net income                       1,037,000
Basic earnings per share               .05
Diluted earnings per share             .03

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Forward-Looking  Statements  and  Associated  Risks  (continued)
----------------------------------------------------------------

Company  Specific  Factors.   Important factors to be considered in connection
with forward-looking statements include, without limitation, (a) the fact that the Company reported net losses in the last several years and had an accumulated deficit and a working capital deficit at the end of fiscal 1997;
(b)  the Company's auditors have included a "going concern" exception in their
report  on  the    Company's  financial  statements; (c) the Company's lack of working capital may require the Company to raise additional equity or debt financing in order to fund operations and the Company may be unable to raise such debt or equity financing; (d) Nasdaq informed the Company on March 31, 1998 that it is not in compliance with a requirment to remain listed on the Nasdaq SmallCap Market which includes maintaining tangible net worth of $2.0 million (while the Company's balance sheet shows net assets of in excess of this amount, a substantial portion of those assets are intangible) a market capitalization of $35.0 million; or net income in two of the last three years of $500,000. The Company has a scheduled hearing in Washington D.C. to resolve this matter on June 4, 1998. If the Company does not maintain its listing on the Nasdaq SmallCap market it would impede its ability to raise future equity capital; (e) the Company depends on key-management personnel, especially
John P. Yeros to manage and direct the business and operations of the Company and its healthcare services and Keith Berman to manage the development and marketing of the Company's medical information software; and (f) various other factors may cause actual results to vary materially from the results contemplated in any forward-looking statements
included  in  this  filing.    No  assurances  can be given that the foregoing
factors will not result in a material adverse effect on the Company and its operations.

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

Selling, general and administrative expenses increased for the quarter ended March 29, 1998 by approximately $149,000 as compared to the quarter ended
March 30, 1997. This increase includes approximately $301,000 of Selling, general, administrative incurred by Cymedix.

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

b.          Reports  on  Form  8-K

     Filing  Date                    Items
     ------------                    -----

     January 15, 1998      Item 5, reporting completion of acquisition of
                           Cymedix Corporation.
     February 11, 1998     Item 5, reporting change of name and abandonment of
                           reverse split.
     February 20, 1998     Item 5, reporting press release on tradeshow
                           attendance.
     February 20, 1998     Item 7 of Form 8-K/A, reporting on date of filing of
                           required financial.
     March 24, 1998        Item 7 of form 8-K/A, containing financial statements
                           and related pro forma's amending Form 8-K filed on
                           January 15, 1998.
     March 25, 1998        Item 5, press release relating to alleged
                           software theft by competitor.
     March 30, 1998        Item 7 of form 8-K/A, containing amended financial
                           statements for Form 8-K/A filed on March 24, 1998.

                                  SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    May  21,  1998

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