Form 10QSB
period 1998-06-28
MEDIX RESOURCES INC
filed 1998-08-17
CIK 890784

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB



(Mark  One)

[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(D) OF THE SECURITIES
     EXCHANGE  ACT  OF  1934  FOR  THE  QUARTERLY  PERIOD  ENDED JUNE 28, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



Commission  File  Number:                                        0-24768
                                                                 -------

                             MEDIX RESOURCES, INC.
                             --------------------
       (Exact name of small business issuer as specified in its charter)


          Colorado                               84-1123311
          --------                                ----------
(State  or  other  jurisdiction  of
incorporation  or  organization)     (I.R.S.  Employer  Identification  No.)


     7100  E.  Belleview  Ave,  Suite  301,  Englewood,  CO   80111
     ------------------------------------------------------   -----
              (Address  of  principal  executive  offices)  (Zip  Code)


                              (303)  741-2045
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 12, 1998.

          Common  Stock,  $0.001  par  value       21,350,724
          ----------------------------------       ----------
                   Class                        Number of Shares


                             MEDIX RESOURCES, INC.
                             ---------------------

                                     INDEX
                                     -----




PART  I.     FINANCIAL  INFORMATION                              PAGE  NO.
             ----------------------                              --------


Item  1.    Financial  Statements

            Consolidated  Balance  Sheets  --
            June  28,  1998  (Unaudited)  and
            December  28,  1997                                       3

            Unaudited  Consolidated  Statements
             of  Operations  --  For the Three Months
             Ended and the Six Months
             Ended  June  28,  1998  and  June  29,  1997             4

            Unaudited  Consolidated    Statements  of
             Cash Flows -- For the Six Months
             Ended  June  28,  1998  and  June  29,  1997             5

          Notes  to  Unaudited  Consolidated  Financial  Statements   6

Item  2.  Management's Discussion and Analysis of Financial
           Condition and  Results  of  Operations                    12

PART II. OTHER  INFORMATION                                          16
         ------------------

     SIGNATURES                                                      18

     Index  to  Exhibits                                             19

                             MEDIX RESOURCES, INC.

                          CONSOLIDATED BALANCE SHEETS



                                               June 28,     December 31,
                                                 1998          1997
                                              ----------  --------------
                                             (Unaudited)
                                    ASSETS
Current  assets
 Cash and cash equivalents                     $      -      $  158,000
 Accounts  receivable,  net                     4,133,000     4,559,000
 Notes  receivable                                 98,000       491,000
 Prepaid  expenses  and  other                     97,000        99,000
                                               ----------    ----------
   Total  current  assets                       4,328,000     5,307,000

Property  and  equipment,  net                    297,000       302,000

Other  assets
 Intangible  assets,  net                       5,961,000     4,491,000
 Other                                             32,000        40,000
                                               ----------    ----------

Total  assets                                 $10,618,000   $10,140,000
                                               ==========    ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
 Current  liabilities
 Checks  written  in  excess  of  cash        $   144,000   $       -
 Current  portion  of  long-term  debt            255,000        35,000
 Current portion of capital lease obligation        7,000        25,000
 Line-of-credit                                 2,991,000     3,543,000
 Preferred stock subject - repurchase
  agreement                                       675,000           -
 Accounts  payable                                694,000       649,000
 Accrued payroll tax, interest and penalty      1,327,000       468,000
 Other accrued  expenses                          819,000       919,000
                                              -----------    ----------
   Total  current  liabilities                  6,912,000     5,636,000

Stockholders'  equity
 Preferred  stock,  10%  cumulative
  convertible,  $1  par  value,  488 shares
  authorized, 8.0 and 26.25 issued and
  outstanding at June 28, 1998 and December
  28,  1997,  respectively,  liquidation
  preference  $10,000  per  share                   -               -

 Preferred  stock,  0%  cumulative
  convertible,  $1  par  value,  290  shares
  authorized,  15.5  and  100.5  issued
  and  outstanding  at  June 28, 1998 and
  December  28,  1997,  respectively,
  liquidation  preference $10,000 per share         -               -

 Common  stock, $0.001 par value; 25,000,000
  shares authorized, 20,994,661 and
  12,843,567  issued  and  outstanding
  at  June 28, 1998 and December 28, 1997,
  respectively                                    21,000           13,000
 Dividends  payable  with  common  stock          35,000           39,000
 Additional  paid-in  capital                 12,805,000       12,191,000
 Accumulated  deficit                         (9,155,000)      (7,739,000)
                                              ----------       ----------
     Total  stockholders'  equity              3,706,000        4,504,000
                                              ----------       ----------

     Total liabilities and
      stockholders'  equity                  $10,618,000      $10,140,000
                                             ===========      ===========

                   See notes to consolidated financial statements.

                       MEDIX RESOURCES, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS



                           For the Three Months   For the Six Months Ended
                             June 28, 1998 and          June 28, 1998
                               June 29, 1997          and June 29, 1997
                           --------------------   ------------------------
                             1998      1997          1998       1997
                           --------  ----------   ---------  -------------

Net revenues              $5,128,000  $6,961,000   $10,162,000 $13,624,000

Direct costs of services   3,854,000   5,320,000     7,763,000  10,445,000
                          ----------  ----------    ----------  ----------

Gross Margin               1,274,000   1,641,000     2,399,000   3,179,000

Selling, general and
 administrative expenses   1,632,000   1,514,000     3,187,000   2,920,000

(Loss) on sale of
 divisions (Note 8)         (223,000)       -         (223,000)        -
                          ----------  ----------    ----------  ----------

Net (loss) income from
 operations                 (581,000)    127,000    (1,011,000)   259,000

Interest expense, net        225,000     228,000       405,000    400,000
                          ----------  ----------    ----------  -----------

Net (loss)               $  (806,000) $ (101,000)  $(1,416,000)  $(141,000)
                         ===========  ==========    ===========  =========

Basic loss
 per common share
 (Note 7)                $    (0.04)  $    (0.01)  $     (0.07)  $   (0.10)
                         ==========   ==========   ===========   =========

Weighted average
 shares outstanding      20,919,061    8,062,336    20,148,289   7,582,488
                         ==========   ==========   ===========   =========

                    See notes to consolidated financial statements.

                             MEDIX RESOURCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      For the Six Months Ended June 28,
                                         1998  and  June  29,  1997
                                      ---------------------------------
                                            1998             1997
                                      --------------    ---------------

Cash flows from (used in)
 operating  activities
 Net income (loss)                      $(1,416,000)      $  (141,000)
 Adjustment  to  reconcile  net
  income (loss) to net cash flows
  from (used in) operating  activities
   Depreciation  and  amortization          339,000           311,000
   Impairment  of  goodwill                 573,000                 0
   Net  changes  in  current
    assets  and  current liabilities      1,129,000          (593,000)
                                        -----------        ----------
       Net  cash  flows  from
       (used  in)  operating  activities    625,000          (423,000)
                                        -----------        ----------

Cash  flows  used  in  investing  activities
 Purchase  of  property  and  equipment     (19,000)         (106,000)
 Business  acquisition  costs,
   net  of  cash  acquired                  (39,000)       (2,116,000)
                                        -----------        ----------
       Net  cash  flows  (used
        in)  investing  activities          (58,000)       (2,222,000)
                                        -----------        -----------

Cash  flows  from  (used  in)
 financing  activities
 Advances,  net                            (552,000)          557,000
 Payments on capital leases and debt        (48,000)         (667,000)
 Proceeds  from  convertible  debt               -          1,000,000
 Net proceeds from exercise of Unit option       -            200,000
 Net  proceeds  from  issuance(redemption)
  of preferred stock                       (125,000)        1,555,000
 Net  proceeds  from  issuance  of
  common  stock                                  -                -
                                        -----------        ----------
       Net  cash  flows  from  (used
        in) financing activities           (725,000)        2,645,000
                                        -----------        ----------

Net (decrease) increase in cash
  and cash equivalents                     (158,000)              -

Cash  and  cash  equivalents,
 at  beginning  of  period                  158,000               -
                                        -----------         -----------

Cash  and  cash  equivalents,
  at  end  of  period                  $         -         $      -
                                       ============         ===========

Non-cash investing and financing activities for the six months ended June 28, 1998:

1.  Issuance of 1,436,916 shares of common stock upon conversion of 5 and
    18.25 units of 1997 and 1996 convertible preferred stock, respectively.
2. Issuance of $800,000 payable for redemption of 80 units of 1997 convertible preferred stock.
3.  Cymedix  merger:

   Non-Cash  Consideration                        Purchase Price Allocation
-------------------------------                -------------------------------
Common stock issued      $1,418,000           Cash               $      5,000
Debt assumed                548,000           Fixed assets             21,000
Current liabilities                           Excess purchase price
 assumed                    353,000            over net assets
                                               acquired             2,349,000
                                                                   ----------
Deferred acquisition
 costs                       12,000
                         ----------
 Subtotal                 2,331,000            Total              $ 2,375,000
                                                                  ===========
Cash  payment                25,000
Acquisition  costs           19,000
                         ----------
 Subtotal  cash  portion     44,000
                         ----------

Total  consideration     $2,375,000
                         ==========

                      See notes to consolidated financial statements.


                     MEDIX RESOURCES, INC.

1.          SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
--          ----------------------------------------------

The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements as of December 28, 1997 have been derived from audited financial statements, the report on which included an explanatory paragraph describing uncertainties concerning the Company's ability to continue as a going concern. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the fiscal year ended December 28, 1997. The results of operations for the six months ended June 28, 1998 are not necessarily indicative of the results for the entire fiscal year ending December 27, 1998.

2.          RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
            -----------------------------------------

In June 1997, the FASB issued Statement of Financial Accounting Standards
No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. Currently the Company's only component, which would compromise comprehensive income, is its results of operations.

Also, in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which supersedes Statement of Financial Accounting Standards
No. 14, "Financial REporting for Segments of a Business Enterprise."  SFAS
131 establishes standards for the way that public companies report information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
SFAS 131 will require the Company to disclose such segment data in its audited financial statements in the future.

SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997, and requires comparative information for earlier periods to be restated.

3.          ACQUISITIONS
--          ------------

In January 1998, the Company consummated a merger with Cymedix Corporation (Cymedix). In conjunction with the merger the Company acquired all of the issued and outstanding common shares of Cymedix for $2,375,000. To finance the acquisition, the Company issued 6,980,000 shares of common stock valued at $1,418,000. assumed liabilities of $901,000, and paid $25,000 in cash. The Company also incurred $31,000 in acquisition costs. The merger has been accounted for as a purchase. The purchase price has been allocated as follows:

 Cash                                $    5,000
 Property  and  equipment                21,000
 Excess  of  cash  over  net  assets
   acquired                           2,349,000
                                     ----------

                                     $2,375,000
                                     ==========

4.          EQUITY  TRANSACTIONS
--          --------------------

In April 1998, the Company repurchased 80 of its outstanding units of convertible preferred stock and warrants from the 1997 private placement for $800,000 to be paid by September 1998. The Company did not make the first payment due under the repurchase agreement by May 1, 1998. As provided in the repurchase agreement, the missed payment caused the entire $800,000 to be immediately due and payable, however, the sole obligation of the Company is to issue shares of its common stock at a purchase price of 75% of the average last price quoted for ten days prior to the payment deadline. In June 1998 the Company made payments of $125,000 per share the repurchase agreement. The balance due under the repurchase agreement at June 28, 1998 is $675,000 which may be converted to approximately 1,929,000 Shares at a purchase price of $0.35.

Additionally, in April 1998, the Company exchanged 1,759,000 warrants from the 1996 and 1997 private placements for 175,900 newly issued shares of the Company's common stock.

5.          STOCK  OPTIONS
--          --------------

On April 15, 1998, the Company granted 1,000,000 options to purchase common stock at $0.50 per share under the Company's 1996 Stock Incentive Plan, all of which were granted to officers, directors, and employees. During the first quarter of 1998, in conjunction with the Cymedix merger the Company authorized 1,200,000 and granted 1,046,500 options to purchase common stock, at $0.25 per share, all of which were granted to officers, employees and outside consultants.

6.          LITIGATION
--          ----------

1. In January 1997, the Company was named as a party in a lawsuit filed by a former patient in San Antonio, Texas. The complaint alleges that a respiratory therapist employed by a subsidiary of the Company was negligent in his duties resulting in bodily injuries and mental anguish suffered by the patient. In a separate but related matter, the client/hospital at which the alleged incident occurred has paid $100,000 to the plaintiff in exchange for being released as a party to the lawsuit and has demanded that the Company indemnify the hospital as the hospital alleges is stipulated in the contract between the Company and the hospital. The Company does not believe it has an obligation to indemnify its client hospital under its contract as the Company was not a party to the settlement. On July 22, 1998, all parties to the litigation,  including  the  Company and its subsidiary settled the litigation and the Company and its subsidiary agreed to make certain payments to the plaintiffs. All such payments are being made on behalf of the Company and its subsidiary by the Company's liability insurance carrier. Plaintiffs executed a release agreement that released the defendants and related parties in this matter. The Court entered a final judgment consistent with the settlement.

2. In April 1997, Ellis Home Care Services, Inc. ("EHCSI") filed a complaint in the United States District Court, Southern District of New York, against the Company. The complaint alleges that the Company has breached certain obligations it undertook in connection with the acquisition of the Ellis assets by the Company. EHCSI sought a judgment of $421,705, which represents the difference between the asset purchase price of $1,060,063 and the total of (i) the aggregate sales proceeds EHCSI received from the sale of all of its shares of the Company's stock and (ii) a cash payment of $60,000 made by the Company to EHCSI. In addition to the amount of $421,705, the complaint seeks interest on such amount at nine percent (9%) per annum and attorney's fees. On August 1, 1997 the Company agreed to a settlement of this matter and agreed to pay EHCSI $435,397 plus interest at the rate of nine percent (9%) per annum in an initial payment of $60,000 and monthly payments of $19,722 with the last payment due April 1, 1999. On September 23, 1997 a judgment was entered against the Company in this matter as a result of the Company's failure to make the initial payment of $60,000, although all monthly payments had been made. The judgment was entered in the amount of $391,731 plus interest at the rate of nine percent (9%) until paid. The Company is continuing to negotiate this matter with EHCSI and to pay its agreed monthly payments. It has paid the delinquent $60,000 and EHCSI has made no effort to date to execute the judgment against the Company. The balance payable at June 28, 1998 is approximately $190,000.

3. During 1997, a subsidiary of the Company was named as defendant in two suits in Harris County, Texas, entitled Verdell Cooper v. National Care Resources-Texas, Inc., Harris District Court, 97-21951, and Vanessa Felix v. National Care Resources-Texas, Inc., Harris District Court, 97-50337. Both matters involve claims of racial discrimination arising out of the termination of employment of the plaintiff by the subsidiary. In June of 1998, the Company settled the two suits by paying an aggregate of $20,000. The Company denied the claims and obtained releases from any further action, and the Court dismissed each suit.

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

5. On March 19, 1998, the Company announced that its wholly-owned subsidiary Cymedix Lynx Corporation had submitted a formal demand to Andrx Corporation for treble damages in the amount of $396.6 million, suffered by Cymedix as a direct and proximate result of the alleged activities of Andrx, its affiliate Cybear, Inc. and certain individuals. The demand alleges theft and unlawful appropriation of Cymedix' computer medical software for remote on-line healthcare providers and Cymedix' Internet medical communications technology, commonly referred to as Lynx, for which a preliminary U.S. patent was filed on October 15, 1996 and a final U.S. patent application was filed on October 14, 1997. Andrx reportedly responded by denying the allegations and stating that it intends to vigorously defend any litigation that Cymedix might file in this matter. On April 2, 1998, Andrx and Cybear filed suit in the Circuit Court of Broward County, Florida, Case No. 98-04613 CACE03, against the Company and its wholly-owned subsidiary Cymedix Lynx Corporation, alleging libel and slander, that the Company's claims are false and defamatory, and that damages of such actions were in excess of $15,000. Plaintiffs stated that they intend to seek recovery of punitive damages "at the appropriate time". The Company intends to vigorously defend itself and proceed with its claims against Andrx. On May 4, 1998, in response to the suit filed by Andrx, the Company filed a motion to dismiss amended complaint. On June 22, 1998 the libel and slander suit against Medix and Cymedix was dismissed without prejudice. On July 1, 1998, Adrx refiled its second amended complaint for which the Company's motion to dismiss was denied.

On June 2, 1998 the Company, and its subsidiary Cymedix Lynx Corporation, filed suit in the Circuit Court of Hillsborough County, Florida, Case No.: CI 94-4621, against Andrx Corporation, its subsidiary Cybear, Inc., Elliot Hahn, Richard Lucibella, and Jerry Cazzell.

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

6. On May 22, 1998, an action was filed against the Company in the Supreme Court of the State of New York in Westchester County, Index No.: 98-08078 under the caption The Nais Corporation against Medix Resources, Inc. and Lippert Heilshorn and Associates, Inc., alleging, among other things, non-payment of a brokerage fee on asset sales. The Company filed answers and counterclaims in this action. The Company intends to vigorously defend this action and to press its counterclaim. The Company does not expect any possible resolution of this matter to have a material effect on the Company's financial condition

7.          LOSS  PER  SHARE
--          ----------------

In accordance with the Securities and Exchange Commission's position on accounting for preferred stock with convertible features that are in the money at the time of issuance, the Company has imputed a value associated with such conversion features and has recorded the value as a discount on the preferred stock. The Company amortizes the imputed discount on the preferred stock over the period from issuance of the preferred stock to the earliest period at which the preferred stock becomes convertible. As the Company's 1997 preferred stock issuances are immediately convertible the Company has amortized in the first quarter the entire imputed discount as a component of dividends on preferred stock. The Company recorded additional dividends to preferred stockholders of approximately $553,000 for the quarter ended June 29, 1997, which represents an imputed increase to the dividend yield and not a contractual obligation on the part of the Company to pay such imputed dividends.

Loss  per  share  applicable  to common stockholders is calculated as follows:

                             Three Months Ended        Six Months Ended
                          ------------------------ -------------------------
                            June 28,     June 29,   June 28,       June 29,
                              1998         1997       1998           1997
                          ------------ ----------- ------------ -------------

Net (loss)                $  (806,000) $ (101,000) $(1,416,000) $   (141,000)
Preferred stock
 dividends - stated rate       (2,000)    (12,000)      (7,000)      (31,000)
Preferred stock dividends
  -  imputed  discount             -           -            -       (553,000)
                          -----------  ----------  ------------  -----------

Net (loss)
 applicable to common
 stockholders            $  (808,000) $  (113,000) $(1,423,000) $   (725,000)
                         ===========  ===========  ===========  ============

Basic (loss) per
 common share            $     (0.04) $     (0.01) $     (0.07) $      (0.10)
                         ===========  ===========  ===========  ============

Weighted  average
  shares  outstanding     21,042,137    8,062,336   20,264,602     7,582,488
                         ===========  ===========  ===========  ============

8.          SUBSEQUENT  EVENTS
--          ------------------

In October 1997, the company entered into a definitive agreement to sell its two remaining New York operations, for $2,080,000 in cash subject to New York State licensing authorities and other closing conditions. On April 27, 1998 the Company signed a definitive agreement to sell the remaining three of its staffing business subsidiaries, National Care Resources - Colorado, Inc., National Care Resources - Texas, Inc., and TherAmerica, Inc. for $5,000,000 in cash and $2,000,000 in convertible preferred stock. The proceeds were payable with $750,000 in non-refundable deposits in May 1998, $4,250,00 cash and $2,000,000 stock at closing. Closing was scheduled for September 1998. In June of 1998, the Company received $350,000 in non-refundable deposits. In July of 1998, the agreements to sell the two New York operations and the three subsidiaries were terminated for failure by the purchaser to comply with their terms. The Company recognized a gain of $350,000 in June 1998 on this forfeiture.

In July of 1998, the Company signed a letter of intent to sell the two New York operations for approximately $1,600,000 payable with $1,000,000 in cash and approximately $600,000 in notes at closing. The transaction is scheduled to close by September 1, 1998. There is no assurance, however, that this transaction will close on a timely basis or at all. The sales will result in a loss of approxoimately $573,000. The Company has accordingly impaired goodwill on the Stat and Ellis divisions by $573,000 as a result of signing the letter-of-intent.

The two New York operations provided $3,330,000 in revenues for the six months ended June 28, 1998. The sale of these operations will significantly reduce revenues.

The Nasdaq Stock Market, Inc. delisted the Company's common stock from trading on the Nasdaq SmallCap Market, effective at the close of business on July 14, 1998, for failure to satisfy the revised listing maintenance standards adopted by The Nasdaq Stock Market, Inc. last year. The Company's common stock is eligible to trade on the OTC Bulletin Board. Information about the OTCBB can be found on the Internet at www.OTCBB.com. However, quotes for stock traded on the OTC Bulletin Board are not published in major newspapers, and can only be found in specialized publications or on the Internet.

In the light of such delisting, the Company determined that it would not be in the best interests of its shareholders to complete the reverse stock split that had been approved by its shareholders at its Annual Meeting of Shareholders held on May 29, 1998, and the Board of Directors exercised its authority to abandon the reverse stock split.

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

Further, the Company's announced policy of disposing of healthcare service operations to fund the development and marketing of its Cymedix subsidiary's software products, has created uncertainty and instability among the staffs of such operations, which in turn adversely impacts the value of such operations.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Forward-Looking  Statements  and  Associated  Risks  (continued)
----------------------------------------------------------------

Medical Information Software Operations (continued). The health care industry in the United States is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of health care organizations. During the past several years, the health care industry has been subject to increasing levels of governmental regulation of, among other things, reimbursement rates and certain capital expenditures. The Company cannot predict with any certainty what impact, if any, such increased regulation might have on its results of operations, financial condition or business. In addition, Medicare has, from time to time, promulgated regulations concerning anti-fraud and (physician) inducement that heretofore have not directly affected the marketing of the Company's software and similar products. However, these regulations, which are usually later adopted by state-managed Medicaid plans, have created uncertainty in the industry. A current example is HIPAA (Health Insurance Portability and Accountability Act of 1996). The Company is waiting for the promulgation of the related regulations so that it may assess the impact on its business. It is unclear the effect, if any, these regulations will have on the Company, its products or its clients.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Forward-Looking  Statements  and  Associated  Risks  (continued)
----------------------------------------------------------------

Company Specific Factors. Important factors to be considered in connection with forward-looking statements include, without limitation, (a) the fact that the Company reported net losses in the last several years and had an accumulated deficit and a working capital deficit at the end of fiscal 1997;
(b) the Company's auditors have included a "going concern" exception in their report on the Company's financial statements; (c) the Company's lack of working capital may require the Company to raise additional equity or debt financing in order to fund operations and the Company may be unable to raise such debt or equity financing; (d) Nasdaq informed the Company on July 14,
1998 that it was delisted for non-compliance with a requirement to remain listed on the Nasdaq SmallCap market. The non-compliance was for failing to maintain tangible net worth of $2.0 million (while the Company's balance sheet shows net assets of an excess of this amount, a substantial portion of those assets are intangible). Being delisted from the Nasdaq SmallCap market significantly impedes the Company's ability to raise future equity capital;
(e) the Company depends on key-management personnel, especially John P. Yeros to manage and direct the business and operations of the Company and its healthcare services and Keith Berman to manage the development and marketing of the Company's medical information software; and (f) various other factors may cause actual results to vary materially from the results contemplated in any forward-looking statements included in this filing. No assurances can be given that the foregoing factors will not result in a material adverse effect on the Company and its operations.

As of August 12, 1998, the Company does not have a source of funds for the funding of the development of its Cymedix software products. If the sale of the two New York operations closes on a timely basis, the Company should have funds available to meet a portion of its current obligations. The proceeds from the sale will not be adequate to meet the future cash needs of the Company. The Company is currently pursuing other sources of funds, including the potential sale of other assets.

Any of these important factors discussed above or elsewhere in this filing could cause the Company's revenues or results of operations, or growth in revenues or results of operations, to differ materially from prior results. In addition, growth in absolute amounts of selling, general and administrative expenses or the occurrence of extraordinary events could cause actual results to vary materially from the results contemplated by the forward-looking statements. Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditures or other budgets, which may, in turn, affect the Company's results of operation.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Forward-Looking  Statements  and  Associated  Risks  (continued)
----------------------------------------------------------------

Company Specific Factors (continued). Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and therefore, there can be no assurance that the results contemplated in the forward-looking statements will be realized. In addition, the business and operations of the Company, because of the industries in which it operates and its underfunded operations, are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements.

In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

Results  of  Operations
-----------------------

Comparison  of  three  months  ended  June  28,  1998  and  June  29,1997

The Company generated approximately $5,128,000 in revenues from operations for the quarter ended June 28, 1998, compared to approximately $6,961,000 in revenues for the second quarter of 1997. The decrease in sales for the quarter is due primarily to the sale of Paxxon Services, Inc. (Paxxon) and the Homecare division. Paxxon and the Homecare division generated revenues of approximately $1,073,000 and $234,000 respectively, in the second quarter of 1997. Texas and Colorado revenues were also down from the second quarter of 1997. In July of 1998, the Company signed a letter of intent to sell its two remaining New York operations. The two New York operations provided $1,671,000 in revenues for the second quarter of 1998. The sale of these operations will significantly reduce the Company's revenues.

The Company's gross margin percentage increased from 24% for the second quarter of 1997 to 25% for the second quarter of 1998. The increase is primarily due to increased margins in the Texas operations and a reduction in unemployment tax rate for the New York operations.

Selling, general and administrative expenses increased for the quarter ended June 28, 1998 by approximately $118,000 as compared to the quarter ended June 29, 1997. This increase includes approximately $363,000 of Selling, general, administrative expenses incurred by Cymedix.

Net  loss  for  the quarter increased from $101,000 for the quarter ended June
29, 1997 to $806,000 for the quarter ended June 28, 1998. The loss for the quarter is attributable to reduced revenues, Cymedix expenses, impairment of $573,000 which were partially offset by a $350,000 gain on forfeitures of deposits (see Note 8 in the accompanying financial statements).

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results  of  Operations  (continued)
------------------------------------

Comparison  of  three  months ended June 28, 1998 and June 29,1997 (continued)

During the first and second quarters, the Company initiated several programs and service lines which are intended to increase revenues for the remainder of 1998. In particular, nurse staffing was started in the California locations which previously staffed only therapists. Therapist staffing operations were expanded in the Texas operations which previously focused primarily on nursing. Other sales incentive programs have been developed to increase the existing sales base in Texas, Colorado and New York. The Company has addressed the dip in margin in its travel division and believes margins will improve for the remainder of the year.


Comparison  of  six  months  ended  June  28,  1998  and  June  29,1997

The Company generated approximately $10,162,000 in revenues from operations for the six months ended June 28, 1998, compared to approximately $13,624,000 in revenues for the first six months of 1997. The decrease in sales for the six months is due primarily to the sale of Paxxon Services, Inc. (Paxxon) and the Homecare division. Paxxon and the Homecare division generated revenues of approximately $2,117,000 and $452,000 respectively, in the first six months of 1997. Texas and Colorado revenues were also down from the first six months of 1997. In July of 1998, the Company signed a letter of intent to sell its two remaining New York operations. The two New York operations provided $3,330,000 in revenues for the six months ended June 28, 1998. The sale of these operations will significantly reduce the Company's revenues.

The Company's gross margin percentage increased from 23% for the six months ended June 29, 1997 to 24% for the six months ended June 28, 1998. The increase is primarily due to increased margins in the Texas operations and a reduction in unemployment tax rate for the New York operations.

Selling, general and administrative expenses increased for the six months ended June 28, 1998 by approximately $267,000 as compared to the six months ended June 29, 1997. This increase includes approximately $664,000 of Selling, general, administrative expenses incurred by Cymedix.

Net loss for the six months increased from $141,000 for the six months ended June 29, 1997 to $1,416,000 for the six months ended June 28, 1998. The loss for the six months is attributable to the same factors discussed in the quarter ended June 28, 1998 (see Note 8 in the accompanying consolidated financial statements).

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Results  of  Operations  (continued)
------------------------------------

Comparison  of  six  months  ended  June 28, 1998 and June 29,1997 (continued)

During the first and second quarters, the Company initiated several programs and service lines which are intended to increase revenues for the remainder of 1998. In particular, nurse staffing was started in the California locations which previously staffed only therapists. Therapist staffing operations were expanded in the Texas operations which previously focused primarily on nursing. Other sales incentive programs have been developed to increase the existing sales base in Texas, Colorado and New York. The Company has addressed the dip in margin in its travel division and believes margins will improve for the remainder of the year.


Liquidity  and  Capital  Resources
----------------------------------

The Company's current liabilities at June 28, 1998 aggregated approximately $6,912,000 and current assets at June 28, 1998 aggregated approximately $4,328,000. The Company is currently delinquent in the payment of certain of its current liabilities.

In order for the Company to meet its current obligations, management anticipates the need to raise additional debt or equity capital or sell assets (see Forward-Looking Statements and Associated Risks, including Company Specific Factors).

In July 1998 the Company terminated agreements to sell all of its staffing operations for $7,080,000 in cash and $2,000,000 in convertible preferred stock. The Company intended to use the proceeds from these sales to meet current obligations and fund the development and marketing of the Cymedix software products. The termination of these agreements has had a material adverse effect on the Company's financial conditions and has forced the Company to search for alternative sources of funds to meet current obligations and adequately fund Cymedix.

In July 1998 the Company signed a letter of intent to sell two New York operations for approximately $1,600,000 payable with $1,000,000 in cash and approximately $600,000 in notes subject to certain closing conditions. If the transaction closes on a timely basis, funds should be available to meet a portion of the Company's current obligations. There is no assurance, however, that this transactions will close on a timely basis or at all. Such payments will not provide adequate funds to support the projected development and marketing costs of the Cymedix software products. Sales of Cymedix software products have not met, and on-site testing of installed products has taken
longer  than,  the  Company's  initial  expectations.    See  "Forward-Looking
Statements and Associated Risks - Medical Information Software Operations" and
"Company  Specific  Factors"  above.   The two New York operations to be sold,
provided    $7,090,000  in revenues for the 1997 fiscal year and $3,330,000 in revenues for the first six months of 1998. The sale of these operations will significantly reduce the Company's revenues. The Company will need to obtain additional financing or sell additional assets in order to generate sufficient cash to support its operations for the next twelve months.



ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity  and  Capital  Resources  (continued)
-----------------------------------------------

The Company has historically released certain of its checks in anticipation of receiving cash proceeds from its line of credit agreement. The Company does not have an arrangement with its banks to cover checks presented in excess of its collected cash balance; however, this situation has not occurred as the Company releases its checks as close as possible to its funding date.

The Nasdaq Stock Market, Inc. delisted the Company's common stock from trading on the Nasdaq SmallCap Market, effective at the close of business on July 14, 1998, for failure to satisfy the revised listing maintenance standards adopted by The Nasdaq Stock Market, Inc. last year. The Company's common stock is eligible to trade on the OTC Bulletin Board. Information about the OTCBB can be found on the Internet at www.OTCBB.com. However, quotes for stock traded on the OTC Bulletin Board are not published in major newspapers, and can only be found in specialized publications or on the Internet. Being delisted from the Nasdaq SmallCap Market significantly impedes the Company's ability to raise equity capital.

In the light of such delisting, the Company determined that it would not be in the best interests of its shareholders to complete the reverse stock split that had been approved by its shareholders at its Annual Meeting of Shareholders held on May 29, 1998, and the Board of Directors exercised its authority to abandon the reverse stock split.


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

                          PART II - OTHER INFORMATION


ITEM  1.    LEGAL  PROCEEDINGS

1. In January 1997, the Company was named as a party in a lawsuit filed by a former patient in San Antonio, Texas. The complaint alleges that a respiratory therapist employed by a subsidiary of the Company was negligent in his duties resulting in bodily injuries and mental anguish suffered by the patient. In a separate but related matter, the client/hospital at which the alleged incident occurred has paid $100,000 to the plaintiff in exchange for being released as a party to the lawsuit and has demanded that the Company indemnify the hospital as the hospital alleges is stipulated in the contract between the Company and the hospital. The Company does not believe it has an obligation to indemnify its client hospital under its contract as the Company was not a party to the settlement. On July 22, 1998, all parties to the litigation,  including  the  Company and its subsidiary settled the litigation and the Company and its subsidiary agreed to make certain payments to the plaintiffs. all such payments are being made on behalf of the Company and its subsidiary by the Company's liability insurance carrier. Plaintiffs executed a release agreement that released the defendants and related parties in this matter. The Court entered a final judgment consistent with the settlement.

2. In April 1997, Ellis Home Care Services, Inc. ("EHCSI") filed a complaint in the United States District Court, Southern District of New York, against the Company. The complaint alleges that the Company has breached certain obligations it undertook in connection with the acquisition of the Ellis assets by the Company. EHCSI sought a judgment of $421,705, which represents the difference between the asset purchase price of $1,060,063 and the total of (i) the aggregate sales proceeds EHCSI received from the sale of all of its shares of the Company's stock and (ii) a cash payment of $60,000 made by the Company to EHCSI. In addition to the amount of $421,705, the complaint seeks interest on such amount at nine percent (9%) per annum and attorney's fees. On August 1, 1997 the Company agreed to a settlement of this matter and agreed to pay EHCSI $435,397 plus interest at the rate of nine percent (9%) per annum in an initial payment of $60,000 and monthly payments of $19,722 with the last payment due April 1, 1999. On September 23, 1997 a judgment was entered against the Company in this matter as a result of the Company's failure to make the initial payment of $60,000, although all monthly payments had been made. The judgment was entered in the amount of $391,731 plus interest at the rate of nine percent (9%) until paid. The Company is continuing to negotiate this matter with EHCSI and to pay its agreed monthly payments. It has paid the delinquent $60,000 and EHCSI has made no effort to date to execute the judgment against the Company. The balance payable at June 28, 1998 is approximately $190,000.

3. During 1997, a subsidiary of the Company was named as defendant in two suits in Harris County, Texas, entitled Verdell Cooper v. National Care Resources-Texas, Inc., Harris District Court, 97-21951, and Vanessa Felix v. National Care Resources-Texas, Inc., Harris District Court, 97-50337. Both matters involve claims of racial discrimination arising out of the termination of employment of the plaintiff by the subsidiary. In June of 1998, the Company settled the two suits by paying an aggregate of $20,000. The Company denied the claims and obtained releases from any further action, and the Court dismissed each suit.

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

5. On March 19, 1998, the Company announced that its wholly-owned subsidiary Cymedix Lynx Corporation had submitted a formal demand to Andrx Corporation for treble damages in the amount of $396.6 million, suffered by Cymedix as a direct and proximate result of the alleged activities of Andrx, its affiliate Cybear, Inc. and certain individuals. The demand alleges theft and unlawful appropriation of Cymedix' computer medical software for remote on-line healthcare providers and Cymedix' Internet medical communications technology, commonly referred to as Lynx, for which a preliminary U.S. patent was filed on October 15, 1996 and a final U.S. patent application was filed on October 14, 1997. Andrx reportedly responded by denying the allegations and stating that it intends to vigorously defend any litigation that Cymedix might file in this matter. On April 2, 1998, Andrx and Cybear filed suit in the Circuit Court of Broward County, Florida, Case No. 98-04613 CACE03, against the Company and its wholly-owned subsidiary Cymedix Lynx Corporation, alleging libel and slander, that the Company's claims are false and defamatory, and that damages of such actions were in excess of $15,000. Plaintiffs stated that they intend to seek recovery of punitive damages "at the appropriate time". The Company intends to vigorously defend itself and proceed with its claims against Andrx. On May 4, 1998, in response to the suit filed by Andrx, the Company filed a motion to dismiss amended complaint. On June 22, 1998 the libel and slander suit against Medix and Cymedix was dismissed. On July 1, 1998, Adrx refiled its second amended complaint for which the Company's motion to dismiss was denied.

On June 2, 1998 the Company, and its subsidiary Cymedix Lynx Corporation, filed suit in the Circuit Court of Hillsborough County, Florida, Case No.: CI 94-4621, against Andrx Corporation, its subsidiary Cybear, Inc., Elliot Hahn, Richard Lucibella, and Jerry Cazzell.

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

6. On May 22, 1998, an action was filed against the Company in the Supreme Court of the State of New York in Westchester County, Index No.: 98-08078 under the caption The Nais Corporation against Medix Resources, Inc. and Lippert Heilshorn and Associates, Inc., alleging, among other things, non-payment of a brokerage fee on asset sales. The Company filed answers and counterclaims in this action. The Company intends to vigorously defend this action and to press its counterclaim. The Company does not expect any possible resolution of this matter to have a material effect on the Company's financial condition

ITEM  2.    CHANGES  IN  SECURITIES

Unregistered sales of securities by the Company for the quarter reported on. See Note 3 to the unaudited consolidated financial statements elsewhere herein.


Security             No. of                                          Exemption
 Issued     Date     Shares     Consideration       Purchasers        Claimed
--------  --------  --------    -------------     ---------------  ------------

Common                          Conversion of       Private      Section 3(a)(9)
 Stock      Apr    175,900       Warrants            Investors

Common                          Conversion of       Private      Section 3(a)(9)
 Stock      Jun     73,563       Preferred           Investors


ITEM  3.    DEFAULTS  UPON  SENIOR  SECURITIES
      None.

ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
The annual meeting of shareholders was held on May 29, 1998 in Denver, Colorado for the purpose of electing a board of directors, authorizing a reverse stock split, and approving the appointment of independent auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

Voting  results  were  as  follows:


                                                                  Shares
                  Shares     Shares      Shares      Shares      Subject to
                  Voted      Voted       Voted        Voted       Broker
                    For     Against     Withhold     Abstain     Non-votes
                ---------  ----------  -----------  ---------  -------------

1 Election of
   directors
    John  Yeros 12,049,126      -        294,793        -             -
    Tom  Oberle 12,054,448      -        289,471        -             -
    Charlie
     Powell     12,054,848      -        289,071        -             -


2 Approval of
   reverse
   split        10,575,248  1,545,048        -       203,372        20,251

3. Approval of
    independent
    auditors    11,902,531    206,281        -       235,107           -

Shareholders of record for purposes of this annual meeting were determined as of April 24, 1998 and total shares able to be voted were 20,921,098. Therefore, all proposals were approved by the shareholders. However, the Board of Directors of the Company determined that it was in the best interest of the Company to abandon Proposal No. 2, regarding a reverse stock split, prior to its effectiveness.


ITEM  5.    OTHER  INFORMATION
None.

ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K
a.          Exhibits
Included as exhibits are the items listed on the Exhibit Index. The Registrant will furnish a copy of any of the exhibits listed below upon payment of $5.00 per exhibit to cover the costs to the Registrant of furnishing such exhibit.

b.          Reports  on  Form  8-K  during  the  quarter  reported  on.

     Filing  Date                    Items
     ------------                    -----

April  6,  1998                     Item 7 of Form 8-K/A, containing financial
                                    statements  and  related  pro forma's
                                    amending Form 8-K filed on January 7, 1998.

April  14,  1998                    Item 5, reporting press release on agreement
                                    to repurchase  convertible preferred  stock.

May  1,  1998                       Item 5, reporting press releases on signing
                                    of definitive agreement for sale of the Company's remaining staffing business and on the grant of four 75 year copyrights for the Company's Cymedix Lynx product.

May 8, 1998                         Item 5, letter to shareholders regarding
                                    among other things, the NASDAQ notification of stock delisting.

May  21,  1998                      Item 5, reporting press release announcing
                                    the Medix  Board of Directors  is
                                    considering the adoption of a shareholder rights plan.

June  3,  1998                      Item 5, reporting press release announcing
                                    the signing of a sales, marketing and consulting agreement with a leading managed care marketing firm.

June  9, 1998                       Item 5, reporting press release announcing
                                    lawsuit against  Andrx.

                                  SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    August  17,  1998

                              MEDIX  RESOURCES,  INC.
                              (Registrant)



                              /s/  John  P.  Yeros
                              --------------------
                              John  P.  Yeros
                              Chairman  and  Chief  Executive  Officer
                              (Principal  Executive  Officer)



                              /s/  David  Kinsella
                              --------------------
                              David  Kinsella
                              Controller
                              (Principal  Financial  and  Accounting  Officer)

                               INDEX TO EXHIBITS



27          Financial  Data  Schedule