Form 10QSB
period 1998-09-27
MEDIX RESOURCES INC
filed 1998-11-12
CIK 890784

MEDIX RESOURCES, INC.

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-QSB



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1998


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934



                         Commission File Number: 0-24768

                               MEDIX RESOURCES, INC.
--------------------------------------------------------------------------------
         (Exact name of small business issuer as specified in its charter)


                 Colorado                        84-1123311
      --------------------------------     -------------------
        (State or other jurisdiction         (I.R.S. Employer
      of incorporation or organization)    Identification No.)


      7100 E. Belleview Ave, Suite 301, Englewood, CO           80111
      -----------------------------------------------         ----------
        (Address of principal executive offices)              (Zip Code)


                                 (303) 741-2045
                ------------------------------------------------
                (Issuer's telephone number, including area code)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 9, 1998.

       Common Stock, $0.001 par value                   21,500,724
       ------------------------------                   ----------
                    Class                             Number of Shares

                                       INDEX


PART I.   Financial Information                                        Page No.


          Item 1. Financial Statements

                  Consolidated Balance Sheets -- September 27,
                   1998 (Unaudited) and December 28, 1997 .................3

                  Unaudited  Consolidated  Statements  of
                   Operations -- For the Three Months Ended
                   and the Nine Months  Ended  September 27,
                   1998 and September 28, 1997 ............................4

                  Unaudited Consolidated  Statements of
                   Cash Flows -- For the Nine Months
                   Ended September 27, 1998 and September 28,
                   1997 ...................................................5

                  Notes to Unaudited Consolidated Financial
                   Statements..............................................7

          Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations . .......13

PART II.  Other Information ..............................................22

          SIGNATURES .....................................................25

          Index to Exhibits ..............................................24

                             MEDIX RESOURCES, INC.

                           Consolidated Balance Sheets


                                                             September 27,     December 31,
                                                                  1998             1997
                                                            ---------------   -------------
                                                               (Unaudited)
                                     Assets
Current assets
Cash and cash equivalents .............................        $     37,000      $    158,000
   Accounts receivable, net ..............................        3,606,000         4,559,000
   Notes receivable ......................................          423,000           491,000
   Prepaid expenses and other ............................           40,000            99,000
                                                               ------------      ------------
      Total current assets ...............................        4,106,000         5,307,000

Property and equipment, net ..............................          280,000           302,000

Other assets
   Intangible assets, net ................................        4,373,000         4,491,000
   Notes Receivable ......................................          150,000              --
   Other .................................................           32,000            40,000
                                                               ------------      ------------

Total assets .............................................     $  8,941,000      $ 10,140,000
                                                               ============      ============

                      Liabilities and Stockholders' Equity
Current liabilities
   Current portion of long-term debt .....................     $    250,000      $     35,000
   Current portion of capital lease obligation ...........             --              25,000
   Line-of-credit ........................................        1,885,000         3,543,000
   Preferred stock subject repurchase agreement ..........          675,000              --
   Accounts payable ......................................          916,000           649,000
   Accrued payroll tax, interest and penalty .............        1,337,000           468,000
   Other accrued expenses ................................          836,000           916,000
                                                               ------------      ------------
      Total current liabilities ..........................        5,899,000         5,636,000

Stockholders' equity
   Preferred stock, 10% cumulative convertible,
    $1 par value, 488 shares authorized, 8.0
    and 26.25 issued and outstanding at
    September 27, 1998 and December 28,
    1997, respectively, liquidation preference
    $10,000 per share ....................................             --                --
   Preferred  stock, 0% cumulative convertible,
    $1 par value, 290 shares authorized, 15.5
    and 100.5 issued and outstanding at
    September 27, 1998 and December 28,
    1997, respectively, liquidation preference
    $10,000 per share ....................................             --                --
   Common stock, $0.001 par value; 25,000,000
    shares authorized,  21,500,724 and
    12,843,567 issued and outstanding at
    September 27, 1998 and December 28,
    1997, respectively ...................................           22,000            13,000
   Dividends payable with common stock ...................           39,000            39,000
   Additional paid-in capital ............................       12,833,000        12,191,000
   Accumulated deficit ...................................       (9,852,000)       (7,739,000)
                                                               ------------    ------------
         Total stockholders' equity ......................        3,042,000         4,504,000
                                                               ------------      ------------

         Total liabilities and stockholders' equity ......     $  8,941,000      $ 10,140,000
                                                               ============      ============

                See notes to consolidated financial statements.

                             MEDIX RESOURCES, INC.

                       Consolidated Statements of Operations


                         For the Three Months Ended           For the Nine Months Ended
                                September 27,                       September 27,
                         1998 and September 28, 1997         1998 and September 28, 1997
                        ------------------------------     ------------------------------
                             1998              1997            1998              1997
                        ------------      ------------     ------------      ------------

Net revenues ......     $  4,353,000      $  6,138,000     $ 14,515,000      $ 19,762,000


Direct costs of
 services .........        3,354,000         4,648,000       11,117,000        15,093,000
                        ------------      ------------     ------------      ------------

Gross Margin ......          999,000         1,490,000        3,398,000         4,669,000

Selling, general
 and administrative
 expenses .........        1,464,000         1,287,000        4,651,000         4,207,000

Gain (loss) on sale
 of divisions
 (Note 8) .........          (47,000)          191,000         (270,000)          191,000
                        ------------      ------------     ------------      ------------

Net income(loss)
 from operations ..         (512,000)          394,000       (1,523,000)          653,000

Interest
 expense, net .....          185,000           299,000          590,000           699,000
                        ------------      ------------     ------------      ------------

Net income(loss) ..     $   (697,000)     $     95,000     $ (2,113,000)     $    (46,000)
                        ============      ============     ============      ============


Basic income
 (loss) per
 common share
 (Note 7) .........     $      (0.03)     $       0.01     $      (0.10)     $      (0.07)
                        ============      ============     ============      ============

Basic weighted average
 shares outstanding       21,106,483        11,518,685       20,530,161         8,894,554
                        ============      ============     ============      ============

Diluted income
 (loss) per
 common share
 (Note 7) .........     $      (0.03)     $       0.00     $      (0.10)     $      (0.07)
                        ============      ============     ============      ============

Diluted weighted
 average shares
 outstanding ......       21,106,483        26,448,959       20,530,161         8,894,554
                        ============      ============     ============      ============


                See notes to consolidated financial statements.

                             MEDIX RESOURCES, INC.

                      Consolidated Statements of Cash Flows


                                                     For the Six Months Ended
                                                         September 27, 1998
                                                       and September 28, 1997
                                                       1998             1997
                                                   ------------     ------------
Cash flows from (used in)
 operating activities
 Net (loss) ..................................     $(2,113,000)     $   (46,000)
 Adjustment to reconcile net
  (loss) to net cash flows from (used
  in) operating activities
  Depreciation and amortization ..............         506,000          453,000
  Common stock issued for services ...........          12,000             --
  Basis in assets of divisions sold,
   net of notes receivable issued ............       1,623,000             --
  Imputed interest expense on convertible
   debt ......................................            --             78,000
  Net changes in current assets and current
   liabilities ...............................       1,672,000         (677,000)
                                                   -----------      -----------
       Net cash flows from (used in) operating
        activities ...........................       2,175,000         (192,000)
                                                   -----------      -----------

Cash flows used in investing activities
 Purchase of property and equipment ..........         (34,000)        (115,000)
 Proceeds from notes receivable ..............          95,000             --
 Business acquisition costs, net of
  cash acquired ..............................         (39,000)      (2,054,000)
                                                   -----------      -----------
       Net cash flows (used in) investing
        activities ...........................        (453,000)      (2,169,000)
                                                   -----------      -----------

Cash flows from (used in) financing activities
 Advances, net ...............................      (1,658,000)         357,000
 Payments on capital leases and debt .........         (60,000)        (731,000)
 Payments on preferred stock repurchase
  agreements .................................        (125,000)            --
 Proceeds from convertible debt ..............            --          1,000,000
 Net proceeds from exercise of Unit option ...            --            200,000
 Net proceeds from issuance(redemption)
  of preferred stock .........................            --          1,535,000
       Net cash flows from (used in) financing
        activities ...........................      (1,843,000)       2,361,000
                                                   -----------      -----------

Net (decrease) increase in cash and
 cash equivalents ............................        (121,000)            --

Cash and cash equivalents, at beginning
 of period ...................................         158,000             --
                                                   -----------      -----------

Cash and cash equivalents, at end of period ..     $    37,000      $      --
                                                   ===========      ===========


                See notes to consolidated financial statements.

                             MEDIX RESOURCES, INC.

                      Consolidated Statements of Cash Flows


Non-cash  investing  and financing  activities   for  the  Nine  months  ended
September 27, 1998:

1. Issuance of 1,436,916 shares of common stock upon conversion of 5 and 18.25 units of 1997 and 1996 convertible preferred stock, respectively.

2. Issuance of $800,000 payable for redemption of 80 units of 1997 convertible preferred stock.

3. Issuance of 150,000 shares of common stock valued at $12,000 for settlement agreement with non-employees.

4. Issuance of notes receivable with carrying value of $475,000 related to the sale of New York divisions.

5.   Cymedix merger:


             Non-Cash Consideration                         Purchase Price Allocation
-----------------------------------------------     -----------------------------------------


Common stock issued .............    $1,418,000     Cash                           $    5,000
Debt assumed ....................       548,000     Fixed assets                       21,000
Current liabilities assumed .....       353,000     Excess purchase price over
                                                     net assets acquired            2,349,000
Deferred acquisition costs ......        12,000                                    ----------
                                      ---------     Total                          $2,375,000
 Subtotal .......................     2,331,000                                    ==========
                                                                                                                         ==========
Cash payment ....................        25,000
Acquisition costs ...............        19,000
                                     ----------
 Subtotal cash portion ..........        44,000
                                     ----------

Total consideration .............    $2,375,000
                                     ==========


                See notes to consolidated financial statements.

                             MEDIX RESOURCES, INC.

                   Notes to Consolidated Financial Statements


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements as of December 28, 1997 have been derived from audited financial statements, the report on which included an explanatory paragraph describing uncertainties concerning the Company's ability to continue as a going concern. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the fiscal year ended December 28, 1997. The results of operations for the Nine months ended September 27, 1998 are not necessarily indicative of the results for the entire fiscal year ending December 27, 1998.

2.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. Currently the Company's only component, which would comprise comprehensive income, is its results of operations.

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

                             MEDIX RESOURCES, INC.

                   Notes to Consolidated Financial Statements


3.    ACQUISITIONS

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
                                                            ----------

                                                            $2,375,000
                                                            ==========

4.    EQUITY TRANSACTIONS

In April 1998, the Company repurchased 80 of its outstanding units of convertible preferred stock and warrants from the 1997 private placement for $800,000 to be paid by September 1998. The Company did not make the first payment due under the repurchase agreement by May 1, 1998. As provided in the repurchase agreement, the missed payment caused the entire $800,000 to be immediately due and payable, however, the sole obligation of the Company is to issue shares of its common stock at a purchase price of 75% of the average last price quoted for ten days prior to the payment deadline. In June 1998 the Company made payments of $125,000 per the repurchase agreement. The balance due under the repurchase agreement at September 27, 1998 is $675,000 which may be converted to approximately 1,929,000 shares at a purchase price of $0.35.

Additionally, in April 1998, the Company exchanged 1,759,000 warrants from the 1996 and 1997 private placements for 175,900 newly issued shares of the Company's common stock.

In January 1998, the Company issued 175,000 warrants at an exercise price of $0.25, valued at approximately $25,000 to non-employees in conjunction with the Cymedix merger.

In September 1998, the Company issued 150,000 shares of common stock, valued at $12,000, as a result of a settlement agreement with non-employees.



5.    STOCK OPTIONS

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

                             MEDIX RESOURCES, INC.

                   Notes to Consolidated Financial Statements


6.    LITIGATION

1. In January 1997, the Company was named as a party in a lawsuit filed by a former patient in San Antonio, Texas. The complaint alleges that a respiratory therapist employed by a subsidiary of the Company was negligent in his duties resulting in bodily injuries and mental anguish suffered by the patient. On July 22, 1998, all parties to the litigation, including the Company and its subsidiary settled the litigation and the Company and its subsidiary agreed to make certain payments to the plaintiffs. All such payments are being made on behalf of the Company and its subsidiary by the Company's liability insurance carrier. Plaintiffs executed a release agreement that released the defendants and related parties in this matter. The Court entered a final judgment consistent with the settlement. All payments under the settlement were paid by the Company's liability insurance carrier.

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

2. In April 1997, Ellis Home Care Services, Inc. ("EHCSI") filed a complaint in the United States District Court, Southern District of New York, against the Company. The complaint alleges that the Company has breached certain obligations it undertook in connection with the acquisition of the Ellis assets by the Company. On September 23, 1997 a judgment was entered against the Company in this matter as a result of the Company's failure to make the initial payment of $60,000, although all monthly payments had been made. The judgment was entered in the amount of $391,731 plus interest at the rate of nine percent (9%) until paid. On September 1, 1998 EHCSI signed an agreement to forebear enforcement of judgment. The agreement states that EHCSI is willing to forebear any enforcement of the Judgment so long as Medix continues to make payments. The balance payable at September 27, 1998 is approximately $130,000.

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

                             MEDIX RESOURCES, INC.

                   Notes to Consolidated Financial Statements



4. On or about November 7, 1997, an action was filed against the Company in the Eastern District of New York under the caption New York Healthcare, Inc. v. International Nursing Services, Inc., et al., alleging, among other things, breach of contract against the Company and seeking damages in excess of $175,000 plus court costs and attorney fees. The Company filed answers and counterclaims in this action. The Company intends to vigorously defend this action and to press its counterclaim. The Company does not expect any resolution of this matter to have a material effect on the Company's financial condition.

5. On March 19, 1998, the Company announced that its wholly-owned subsidiary Cymedix Lynx Corporation had submitted a formal demand to Andrx Corporation for treble damages in the amount of $396.6 million, suffered by Cymedix as a direct and proximate result of the alleged activities of Andrx, its affiliate Cybear, Inc. and certain individuals. The demand alleges theft and unlawful appropriation of Cymedix' computer medical software for remote on-line healthcare providers and Cymedix' Internet medical communications technology, commonly referred to as Lynx, for which a preliminary U.S. patent was filed on October 15, 1996 and a final U.S. patent application was filed on October 14, 1997. Andrx reportedly responded by denying the allegations and stating that it intends to vigorously defend any litigation that Cymedix might file in this matter. On April 2, 1998, Andrx and Cybear filed suit in the Circuit Court of Broward County, Florida, Case No. 98-04613 CACE03, against the Company and its wholly-owned subsidiary Cymedix Lynx Corporation, alleging libel and slander, that the Company's claims are false and defamatory, and that damages of such actions were in excess of $15,000. Plaintiffs stated that they intend to seek recovery of punitive damages "at the appropriate time". The Company intends to vigorously defend itself and proceed with its claims against Andrx. On May 4, 1998, in response to the suit filed by Andrx, the Company filed a motion to dismiss amended complaint. On June 22, 1998 the libel and slander suit against Medix and Cymedix was dismissed without prejudice. On July 1, 1998, Andrx refiled its second amended complaint for which the Company's motion to dismiss was denied.

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

6. On May 22, 1998, an action was filed against the Company in the Supreme Court of the State of New York in Westchester County, Index No.: 98-08078 under the caption The Nais Corporation against Medix Resources, Inc. and Lippert Heilshorn and Associates, Inc., alleging, among other things, non-payment of a brokerage fee on asset sales. The Company filed answers and counterclaims in this action. On September 30, 1998, the complaint was dismissed.

                             MEDIX RESOURCES, INC.

                   Notes to Consolidated Financial Statements

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

Loss per share applicable to common stockholders is calculated as follows:


                                     Three Months Ended                    Nine Months Ended
                                ------------------------------      -------------------------------
                                  Sept. 27,         Sept. 28,          Sept. 27,         Sept. 28,
                                     1998             1997               1998              1997
                                -------------     ------------      -------------     -------------

Net income (loss) .........     $   (697,000)     $     95,000      $ (2,113,000)     $    (46,000)
Preferred stock dividends -
 stated rate ..............           (2,000)           (8,000)           (9,000)          (39,000)
Preferred stock dividends -
 imputed discount .........             --                --                --            (553,000)

Net income(loss) applicable
 to common stockholders ...     $   (699,000)     $     87,000      $ (2,122,000)     $   (638,000)
                                ============      ============      ============      ============

Basic income (loss) per
 common share .............     $      (0.03)     $       0.01      $      (0.10)     $      (0.07)
                                ============      ============      ============      ============

Weighted average shares
 outstanding ..............       21,106,483        11,518,685        20,530,161         8,894,554
                                ============      ============      ============      ============

Diluted income (loss)
 per common share .........     $      (0.03)     $       0.00      $      (0.10)     $      (0.07)
                                ============      ============      ============      ============

Diluted weighted average
 shares outstanding .......       21,106,483        26,448,959        20,530,161         8,894,554
                                ============      ============      ============      ============

Diluted weighted average shares outstanding for the three months ended September 28, 1997 includes exercisable options and warrants.

                             MEDIX RESOURCES, INC.

                   Notes to Consolidated Financial Statements

8.    LOSS ON SALE OF DIVISIONS

In October 1997, the company entered into a definitive agreement to sell its two remaining New York operations, for $2,080,000 in cash subject to New York State licensing authorities and other closing conditions. On April 27, 1998 the Company signed a definitive agreement to sell the remaining three of its staffing business subsidiaries, National Care Resources - Colorado, Inc., National Care Resources - Texas, Inc., and TherAmerica, Inc. for $5,000,000 in cash and $2,000,000 in convertible preferred stock. The proceeds were payable with $750,000 in non-refundable deposits in May 1998, $4,250,00 cash and $2,000,000 stock at closing. Closing was scheduled for September 1998. In June of 1998, the Company received $350,000 in non-refundable deposits. In July of 1998, the agreements to sell the two New York operations and the three subsidiaries were terminated for failure by the purchaser to comply with their terms. The Company recognized a gain of $350,000 in June 1998 on this transaction.

On September 14, 1998 the Company disposed of the remaining operations in the State of New York by selling certain contracts and other assets to Premier Home Health Care Services, Inc. of White Plains, New York. The selling price for the operations was $1,650,000, payable with cash of $1,000,000 and the delivery of two promissory notes in the principal amount of $325,000 each. The promissory notes accrue interest at 4% annually, and mature in 9 and 15 months respectively. The 15-month promissory note has been escrowed and is subject to offset if the operations do not meet certain billings levels over a 4-week test period after the closing or if claims for indemnification are made by the purchaser. After review of the billings for the 4-week test period, the 15-month promissory note was recorded at the estimated realizable value of $150,000. Additionally, the Company sold furniture and fixtures from one of the two New York operations for $3,000 in cash.

The Company recognized a loss on the sale of the New York divisions of $620,000 of which $47,000 was recognized in September 1998. The loss includes $573,000 of goodwill impairment by the Company in June 1998 as a result of signing a letter-of-intent with Premier Home Health Care Services, Inc. The funds generated from the sale were used to reduce its line-of-credit balance and to provide working capital.


The two New York operations provided $4,740,000 in revenues for the Nine months ended September 27, 1998. The sale of these operations will significantly reduce future revenues.

9.     NASDAQ LISTING

The Nasdaq Stock Market, Inc. delisted the Company's common stock from trading on the Nasdaq SmallCap Market, effective at the close of business on July 14, 1998, for failure to satisfy the revised listing maintenance standards adopted by The Nasdaq Stock Market, Inc. during 1997. The Company's common stock is eligible to trade on the OTC Bulletin Board. Information about the OTCBB can be found on the Internet at www.OTCBB.com. However, quotes for stock traded on the OTC Bulletin Board are not published in major newspapers, and can only be found in specialized publications or on the Internet.

In the light of such delisting, the Company determined that it would not be in the best interests of its shareholders to complete the reverse stock split that had been approved by its shareholders at its Annual Meeting of Shareholders held on May 29, 1998, and the Board of Directors exercised its authority to abandon the reverse stock split.

                             MEDIX RESOURCES, INC.



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

                             MEDIX RESOURCES, INC.


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

                             MEDIX RESOURCES, INC.


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

The U.S. Food and Drug Administration (the "FDA") has promulgated a draft policy for the regulation of certain computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act (the "FDC Act") and has recently indicated it may modify such draft policy or create a new policy. To the extent that computer software is a medical device under the policy, the manufacturers or such products could be required, depending on the product, to (i) register and list their products with FDA, (ii) notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products, or (iii) obtain FDA approval by demonstrating safety and effectiveness before marketing a product. In addition, such products would be subject to the FDC Acts general controls, including those relating to good manufacturing practices and adverse experience reporting. Although it is not possible to anticipate the final form of the FDA" policy with regard to computer software, the Company expects that, whether or not the draft is finalized or changed, the FDA is likely to become increasingly active in regulating computer software that is intended for use in health care settings. The FDA can impose extensive requirements governing pre- and post-market conditions such as device investigation, approval, labeling and manufacturing. In addition, the FDA can impose extensive requirements governing development controls and quality assurance processes. There can be no assurance that actions taken by the FDA to regulate computer software products will not have a material adverse effect on the Company's results of operations, financial condition or business.

                             MEDIX RESOURCES, INC.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Forward-Looking Statements and Associated Risks (continued)

Company Specific Factors. Important factors to be considered in connection with forward-looking statements include, without limitation, (a) the fact that the Company has reported net losses in the last several years and has an accumulated deficit and a working capital deficit at the end of its most recent fiscal quarter; (b) the Company's auditors have included a "going concern" exception in their report on the Company's financial statements; (c) the Company's lack of working capital and inability to generate positive cash flow from operations may require the Company to raise additional equity or debt financing in order to fund operations and the Company may be unable to raise such debt or equity financing; (d) Nasdaq informed the Company on July 14, 1998 that it was delisted for non-compliance with a requirement to remain listed on the Nasdaq SmallCap market. The non-compliance was for failing to maintain tangible net worth of $2.0 million (while the Company's balance sheet shows net assets of an excess of this amount, a substantial portion of those assets are intangible). Being delisted from the Nasdaq SmallCap market significantly impedes the Company's ability to raise future equity capital; (e) the Company depends on key-management personnel, especially John P. Yeros to manage and direct the business and operations of the Company and its healthcare services and Keith Berman to manage the development and marketing of the Company's medical information software; and (f) various other factors may cause actual results to vary materially from the results contemplated in any forward-looking statements included in this filing. No assurances can be given that the foregoing factors will not result in a material adverse effect on the Company and its operations.

As of November 10, 1998, the Company does not have a source of funds for the funding of the development of its Cymedix software products. The proceeds from the sale of the two New York operations are not adequate to meet the future cash needs of the Company. The Company is currently pursuing other sources of funds.

Any of these important factors discussed above or elsewhere in this filing could cause the Company's revenues or results of operations, or growth in revenues or results of operations, to differ materially from prior results. Failure to obtain financing on a timely basis could result in loss of business opportunities, the sale of the Cymedix business at a distressed price or the financial failure of the Company. In addition, growth in absolute amounts of selling, general and administrative expenses or the occurrence of extraordinary events could cause actual results to vary materially from the results contemplated by the forward-looking statements. Budgeting and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditures or other budgets, which may, in turn, affect the Company's results of operation.

                             MEDIX RESOURCES, INC.


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

Results of Operations
---------------------

Comparison of three months ended September 27, 1998 and September 28, 1997

The Company generated approximately $4,353,000 in revenues from operations for the quarter ended September 27, 1998, compared to approximately $6,138,000 in revenues for the third quarter of 1997. The decrease in sales for the third quarter is due primarily to the sale of Paxxon Services, Inc. (Paxxon) and the Homecare division. Paxxon and the Homecare division generated revenues of approximately $783,000 and $198,000 respectively, in the third quarter of 1997. Southern California and Colorado therapy revenues were also down significantly from the third quarter of 1997. On September 14, 1998, the Company sold its two remaining New York operations. The two New York operations provided $1,410,000 and $1,784,000 in revenues for the third quarter of 1998 and 1997, respectively. The sale of these operations will significantly reduce the Company's future revenues.

The Company's gross margin percentage decreased from 24% for the third quarter of 1997 to 23% for the third quarter of 1998. The decrease is primarily due to a reduction in higher margin Colorado therapy revenues and an increase in lower margin travel revenues.

Selling, general and administrative expenses increased for the quarter ended September 27, 1998 by approximately $165,000 as compared to the quarter ended September 28, 1997. This increase includes approximately $307,000 of Selling, general, administrative expenses incurred by Cymedix which was partially offset by a reduction of $147,000 related to the sale of divisions.

The Company incurred a net loss of $697,000 for the quarter ended September 27, 1998 compared to net income of $95,000 for the quarter ended September 28, 1997. The loss for the quarter is attributable to reduced revenues, Cymedix expenses, and an additional loss on sale of $47,000 on the two New York operations. (see
Note 8 in the accompanying consolidated financial statements). The third quarter of 1997 included a gain of $191,000 on the sale of the Company's Homecare division.

                             MEDIX RESOURCES, INC.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------------------

Comparison of three months ended September 27, 1998 and September 28,1997 (continued)

The Company has initiated several programs and service lines which are intended to increase revenues. In particular, nurse staffing was started in the California locations which previously staffed only therapists. Therapist staffing operations were expanded in the Texas operations which previously focused primarily on nursing. Revenue growth from these programs has been slower than expected and has been offset by reduced revenues in the Colorado and southern California therapy business. The Company expects to see continued growth from these programs and is continually exploring potential new service lines.

Comparison of nine months ended September 27, 1998 and September 28, 1997

The Company generated approximately $14,515,000 in revenues from operations for the nine months ended September 27, 1998, compared to approximately $19,762,000 in revenues for the first nine months of 1997. The decrease in sales for the nine months is due primarily to the sale of Paxxon Services, Inc. (Paxxon) and the Homecare division. Paxxon and the Homecare division generated revenues of approximately $2,900,000 and $650,000 respectively, in the first nine months of 1997. Southern California and Colorado therapy revenues were also down from the first nine months of 1997. On September 14, 1998, the Company sold its two remaining New York operations. The two New York operations provided approximately $4,690,000 and $5,347,000 in revenues for the nine months ended September 27, 1998 and September 28, 1997 respectively. The sale of these operations will significantly reduce the Company's future revenues.

The Company's gross margin percentage was relatively unchanged at 23.4% for the nine months ended September 27, 1998 compared to 23.6% for the nine months ended September 28, 1997.

Selling, general and administrative expenses increased for the nine months ended September 27, 1998 by approximately $444,000 as compared to the nine months ended September 28, 1997. This increase includes approximately $971,000 of Selling, general, administrative expenses incurred by Cymedix which was partially offset by a reduction of $513,000 related to the sale of divisions.

Net loss increased from $46,000 for the nine months ended September 28, 1997 to $2,113,000 for the nine months ended September 27, 1998. The loss for the nine months ended September 27, 1998 is attributable to reduced revenues as discussed above, Cymedix expenses, and a loss on sale of divisions of $270,000. (see Note 8 in the accompanying consolidated financial statements). The nine months ended September 28, 1997 included a gain of $191,000 on the sale of the Company's Homecare division.

                             MEDIX RESOURCES, INC.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------------------

Comparison of nine months ended September 27, 1998 and September 28, 1997 (continued)

During the nine months ended September 27, 1998, the Company initiated several programs and service lines which are intended to increase revenues. In particular, nurse staffing was started in the California locations which previously staffed only therapists. Therapist staffing operations were expanded in the Texas operations which previously focused primarily on nursing. Revenue growth from these programs has been slower than expected and has been offset by reduced revenues in the Colorado and southern California therapy business. The Company expects to see continued growth from these programs and is continually exploring potential new service lines.

Liquidity and Capital Resources
-------------------------------

The Company's current liabilities at September 27, 1998 aggregated approximately $5,899,000 and current assets at September 27, 1998 aggregated approximately $4,106,000. The Company is currently delinquent in the payment of certain of its current liabilities. Such obligations include federal income tax withholdings from employees and employer payroll taxes.

In order for the Company to meet its current obligations, management anticipates the need to raise additional debt or equity capital or sell assets (see Forward-Looking Statements and Associated Risks, including Company Specific Factors). However, there are no current agreements in place to engage in any such transactions.

In July 1998 the Company terminated agreements to sell all of its staffing operations for $7,080,000 in cash and $2,000,000 in convertible preferred stock. The Company intended to use the proceeds from these sales to meet current obligations and fund the development and marketing of the Cymedix software products. The termination of these agreements, as a result of the purchasers failure to comply with terms, has had a material adverse effect on the Company's financial conditions and has forced the Company to search for alternative sources of funds to meet current obligations and adequately fund Cymedix.

On September 14, 1998, the Company sold its two remaining two New York operations for approximately $1,650,000 payable with $1,000,000 in cash and approximately $650,000 in notes subject to downward adjustment under certain circumstances. The principal amount of the notes has been adjusted downward by $175,000. The proceeds from the sale were primarily used to reduce the balance on the Company's line-of-credit. In the twelve months subsequent to the sale, the Company expects to receive approximately $1,900,000 in cash receipts from the collection of New York accounts receivable which will be used to further reduce the line-of-credit balance and provide working capital. These cash receipts should allow the Company to meet a portion of its current obligations. These cash receipts will not provide adequate funds to support the projected development and marketing costs of the Cymedix software products. Sales of Cymedix software products have not met, and on-site testing of installed products has taken longer than, the Company's initial expectations. See "Forward-Looking Statements and Associated Risks - Medical Information Software Operations" and "Company Specific Factors" above. The two New York operations to be sold, provided

                             MEDIX RESOURCES, INC.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------------------

$7,090,000 in revenues for the 1997 fiscal year and $4,690,000 in revenues for the first nine months of 1998. The sale of these operations will significantly reduce the Company's revenues. The Company will need to obtain additional financing or sell additional assets in order to generate sufficient cash to support its operations, including the development and marketing of Cymedix software products for the next twelve months. There are no current agreements in place to engage in any such transactions.

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

Year 2000 Disclosure
--------------------

The Company currently utilizes a external vendor for hardware and packaged software support. The Company has engaged the external vendor to test all hardware, operating systems, and software for year 2000 compliance. After testing the Company will determine what upgrades and/or replacements are required. The Company uses current versions of widely used, publicly available software for its accounting and other data processing requirements. The Company is in the process of obtaining year 2000 certification from these software vendors. Cymedix Lynx was designed to be year 2000 compliant. The testing and certification of Cymedix software products may involve significant management time. The Company's relations with banks, lending institutions, current and future customers and vendors may be impacted by their ability to become year 2000 compliant.

                             MEDIX RESOURCES, INC.


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Year 2000 Disclosure
--------------------

The testing for year 2000  compliance  of existing  systems is  scheduled  to be completed by December 31, 1998. Any necessary upgrades or replacements are scheduled to be completed by February 28, 1999. The upgraded and replaced systems are scheduled to be tested by March 31, 1999. The Comapny intends to obtain documentation of year 2000 compliance from its banks, lending institutions, and significant customers and vendors by March 31, 1999.

The Company does not feel costs relating to year 2000 compliance will have a material effect on the Company's financial statements.

                             MEDIX RESOURCES, INC.

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings


1. In January 1997, the Company was named as a party in a lawsuit filed by a former patient in San Antonio, Texas. The complaint alleges that a respiratory therapist employed by a subsidiary of the Company was negligent in his duties resulting in bodily injuries and mental anguish suffered by the patient. On July 22, 1998, all parties to the litigation, including the Company and its subsidiary settled the litigation and the Company and its subsidiary agreed to make certain payments to the plaintiffs. All such payments are being made on behalf of the Company and its subsidiary by the Company's liability insurance carrier. Plaintiffs executed a release agreement that released the defendants and related parties in this matter. The Court entered a final judgment consistent with the settlement. All payments under the settlement were paid by the Company's liability insurance carrier.

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

2. In April 1997, Ellis Home Care Services, Inc. ("EHCSI") filed a complaint in the United States District Court, Southern District of New York, against the Company. The complaint alleges that the Company has breached certain obligations it undertook in connection with the acquisition of the Ellis assets by the Company. On September 23, 1997 a judgment was entered against the Company in this matter as a result of the Company's failure to make the initial payment of $60,000, although all monthly payments had been made. The judgment was entered in the amount of $391,731 plus interest at the rate of nine percent (9%) until paid. On September 1, 1998 EHCSI signed an agreement to forebear enforcement of judgment. The agreement states that EHCSI is willing to forebear any enforcement of the Judgment so long as Medix continues to make payments. The balance payable at September 27, 1998 is approximately $130,000.

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

                             MEDIX RESOURCES, INC.

4. On or about November 7, 1997, an action was filed against the Company in the Eastern District of New York under the caption New York Healthcare, Inc. v. International Nursing Services, Inc., et al., alleging, among other things, breach of contract against the Company and seeking damages in excess of $175,000 plus court costs and attorney fees. The Company filed answers and counterclaims in this action. The Company intends to vigorously defend this action and to press its counterclaim. The Company does not expect any resolution of this matter to have a material effect on the Company's financial condition.

5. On March 19, 1998, the Company announced that its wholly-owned subsidiary Cymedix Lynx Corporation had submitted a formal demand to Andrx Corporation for treble damages in the amount of $396.6 million, suffered by Cymedix as a direct and proximate result of the alleged activities of Andrx, its affiliate Cybear, Inc. and certain individuals. The demand alleges theft and unlawful appropriation of Cymedix' computer medical software for remote on-line healthcare providers and Cymedix' Internet medical communications technology, commonly referred to as Lynx, for which a preliminary U.S. patent was filed on October 15, 1996 and a final U.S. patent application was filed on October 14, 1997. Andrx reportedly responded by denying the allegations and stating that it intends to vigorously defend any litigation that Cymedix might file in this matter. On April 2, 1998, Andrx and Cybear filed suit in the Circuit Court of Broward County, Florida, Case No. 98-04613 CACE03, against the Company and its wholly-owned subsidiary Cymedix Lynx Corporation, alleging libel and slander, that the Company's claims are false and defamatory, and that damages of such actions were in excess of $15,000. Plaintiffs stated that they intend to seek recovery of punitive damages "at the appropriate time". The Company intends to vigorously defend itself and proceed with its claims against Andrx. On May 4, 1998, in response to the suit filed by Andrx, the Company filed a motion to dismiss amended complaint. On June 22, 1998 the libel and slander suit against Medix and Cymedix was dismissed without prejudice. On July 1, 1998, Andrx refiled its second amended complaint for which the Company's motion to dismiss was denied.

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

6. On May 22, 1998, an action was filed against the Company in the Supreme Court of the State of New York in Westchester County, Index No.: 98-08078 under the caption The Nais Corporation against Medix Resources, Inc. and Lippert Heilshorn and Associates, Inc., alleging, among other things, non-payment of a brokerage fee on asset sales. The Company filed answers and counterclaims in this action. On September 30, 1998, the complaint was dismissed.

                             MEDIX RESOURCES, INC.


Item 2.  Changes in Securities and Use of Proceeds

Unregistered sales of securities by the Company for the quarter reported on. See
Note 3 to the unaudited consolidated financial statements elsewhere herein.



  Security                  No. of                                 Exemption
   Issued        Date       Shares   Consideration  Purchasers      Claimed
------------   -------      -------  -------------  ----------    ------------
Common Stock   9/23/98      150,000  Settlement     Private       Section 4(2)
                                      agreement      Investors
                                      valued at
                                      $12,000



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

      Filing Date       Items

July 15, 1998           Item 5, reporting  press release on the  termination of
                        definitive sales agreements with Banyan Healthcare
                        Services,  Inc.


July 21, 1998           Item 5, reporting press release announcing the delisting
                        of the Company's common stock on the Nasdaq SmallCap
                        Market and cancellation of the reverse split previously approved by the Company's shareholders.

July 21, 1998           Item 5, reporting  press release on the singing of a
                        consulting and marketing agreement with
                        ASCENTechnologies

                                    SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 11, 1998

                              MEDIX RESOURCES, INC.
                                   (Registrant)



                                    /s/ John P. Yeros
                                    John P. Yeros
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)



                                    /s/ David Kinsella
                                    David Kinsella
                                    Controller
                                    (Principal Financial and Accounting Officer)

                                 INDEX TO EXHIBITS



27    Financial Data Schedule