Form 10KSB
period 1998-12-27
MEDIX RESOURCES INC
filed 1999-04-12
CIK 890784

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 27, 1998
[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM _______________ TO ____________

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

                      7100 E. Belleview Avenue, Suite 301
                           Englewood, Colorado 80111
                    (Address of Principal Executive Offices)

                   Issuer's Telephone Number: (303) 741-2045

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

Registrant's revenues for its most recent fiscal year:  $17,412,000

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of April 6, 1999 was approximately $15,060,000 (for purposes of the foregoing calculation only, each of the registrant's officers and directors is deemed to be an affiliate).

There were 21,643,581 shares of registrant's Common Stock outstanding as of April 6, 1999.

Documents  incorporated  by  reference:   Portions  of  the  registrant's  Proxy
Statement that will be filed with the Securities and Exchange Commission in connection with the registrant's annual meeting of stockholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                               TABLE OF CONTENTS


PART I ................................................      1

ITEM 1. DESCRIPTION OF BUSINESS .......................      1
ITEM 2  DESCRIPTION OF PROPERTY .......................      9
ITEM 3. LEGAL PROCEEDINGS .............................     10
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
        HOLDERS .......................................     11

PART II ...............................................     12

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS ...........................     12
ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
        OF OPERATION ..................................     12
ITEM 7. FINANCIAL STATEMENTS ..........................     19
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE ........     20

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
        CONTROL PERSONS; COMPLIANCE WITH SECTION
        16(A) OF THE EXCHANGE ACT .....................     20
ITEM 10.EXECUTIVE COMPENSATION ........................     20
ITEM 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
        AND AGREEMENT .................................     20
ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS      20
ITEM 13.EXHIBITS AND REPORTS ON FORM 8-K ..............     21

                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS

General

Medix Resources, Inc., a Colorado corporation, formerly known as International Nursing Services, Inc. (the "Company"), has two principal lines of business, healthcare services and medical information software.

The Company, doing business as National Care Resources and TherAmerica, Inc., provides skilled nursing, therapists, rehabilitation and other medical personnel for supplemental staffing in home care and in a broad spectrum of health care and educational facilities. The Company's supplemental staffing services are provided through a pool of approximately 900 caregivers including licensed and registered nurses, rehabilitation, physical, respiratory, occupational and speech therapists, medical social workers, home care aides and other unlicensed personnel. The Company's supplemental and home care staff currently serves over 300 hospitals, clinics, nursing homes, physician groups, assisted living facilities, health maintenance organizations and other health care institutions, a variety of educational facilities and individual home care clients. The Company operates through offices located in Houston and San Antonio, Texas, Emeryville and Ontario, California, and Englewood, Colorado. The Company currently provides supplemental staffing services and therapists in Texas, Colorado and California. Travel nurses and therapists are provided in seventeen states and the District of Columbia.

In early 1998, the Company acquired Cymedix Corporation, which has developed an Internet-based communications and information management product, Cymedix Lynx, which the Company began marketing to medical professionals nationwide. Growth of the medical information management marketplace is being driven by the need to share significant amounts of clinical and patient information between physicians, their outpatient service providers, hospitals, insurance companies and managed care organizations. This market is one of the fastest-growing sectors in healthcare today, commanding a projected two-thirds of health care capital investments. Cymedix Lynx is a secure medical communications product, with patent application pending, that makes use of the Internet. Using Cymedix Lynx, medical professionals can order, prescribe and access medical information from insurance companies and managed care organizations, as well as from any participating outpatient service provider such as a laboratory, radiology center, pharmacy or hospital. The Company will provide its software free of charge to physicians and clinics, and will collect user fees whenever these products connect to the Internet. The product's relational database technology provides physicians with a permanent, ongoing record of each patient's name, address, insurance or managed care affiliation, referral status, medical history, personalized notes and an audit trail of past encounters. Physicians can electronically order medical procedures, receive and store test results, check patient eligibility, make medical referrals, request authorizations, and report financial and encounter information in a cost- effective, secure and timely manner.

During 1999, the Company's Chairman and CEO intends to accomplish the following goals: (1) the sale of all the business operations of the Company other than the operations of its wholly-owned subsidiary, Cymedix Lynx Corporation; (2) adding at least three additional members to the Board of Directors of the Company who have experience and expertise in one or more disciplines that are important to the success of a company operating in the computer software business; (3) the election by the Board of Directors of the Company of a successor President and Chief Executive Officer who has experience in successfully operating a software company or marketing medical software products; and (4) obtaining financing to provide working capital to the Company and to fun the development, marketing, sales and servicing of Cymedix computer software, in an amount of at least $1,000,000.

History of the Company; Acquisitions and Dispositions

The Company was incorporated in the State of Colorado on April 22, 1988. On August 12, 1988, the Company completed a self-underwritten public offering pursuant to which an aggregate of 150,100 units, each unit consisting of one share of common stock and one redeemable warrant, were offered and sold. The Company received gross proceeds of $150,100 from its initial public offering of such units. On September 19, 1994, the Company completed a public offering of 225,000 Units, each Unit consisting of two shares of preferred stock, one share of common stock and three 1994 Warrants. This offering raised gross proceeds of $5,287,500. $1,937,500 of the proceeds of this public offering was used to finance the Company's acquisitions in September, 1994 of certain assets of Paxxon Services, Inc. ("Paxxon Services") and certain assets of Mint Energy Corporation, doing business as Nurse Connection ("Nurse Connection").

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

In January 1997, the Company acquired certain assets of Colorado Therapists On Call, Inc. ("CTOC") and Professional Healthcare Providers, Inc. ("PHP"), together doing business under the name TherAmerica ("TherAmerica"). The acquisition was effective January 1, 1997 and the Company paid $2,000,000 in cash and assumed approximately $175,000 in liabilities for the TherAmerica assets which was treated as a purchase for accounting purposes.

In September 1997, the Company sold its Denver home care and certified medicare provider operations for $200,000 in cash. In October 1997, the Company sold the assets and business of Paxxon Services, one of its New York operations for $1,468,000. And, in September 1998, the Company sold Ellis and STAT for $1,463,000. The three New York operations provided approximately $10,262,000 in revenue for the 1997 fiscal year, and the two remaining New York operations provided approximately $4,679,000 in revenue for the 1998 fiscal year. The sale of these operations has and will continue to substantially reduce the Company's revenues.

In January 1998, the Company acquired Cymedix Corporation, a California corporation ("Cymedix") which was merged into the Company's own wholly-owned subsidiary, Cymedix Lynx Corporation, a Colorado corporation, and the Company issued or committed to issue 7,212,985 shares of its Common Stock to the shareholders of Cymedix and granted or committed to grant options covering 1,200,000 shares of the Company's Common Stock to employees of the subsidiary.

The Company intends to dispose of all of its healthcare operations if an adequate price is offered and to focus its operational efforts on the software products of Cymedix. The Company may pursue other possible acquisitions or dispositions as opportunities are presented. However, the Company has no other current agreements, understandings or commitments regarding any other acquisitions or dispositions. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Overview."

Healthcare Services

Overview. The Company provides medical supplemental staffing, principally to healthcare institutions in the form of either staffing done on a daily basis or through travel nurse assignments that are generally thirteen weeks or longer in length. Health care institutions use supplemental staffing for the following reasons:

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

Proposals to reform the United States healthcare system have been made from time to time over the last decade, and can be expected to be made in the future. Legislation at both the federal and state levels have increased government involvement in health care, lowered reimbursement rates, limited capital expenditures and otherwise changed the operating environment for the Company's customers. Future legislation to enact current and future proposals can be expected. Healthcare facilities have reacted to these proposals and legislation and the uncertainty surrounding them by curtailing the use of flexible staff, which adversely affects the Company's business. The Company cannot predict with any certainty what impact, if any, proposals for healthcare reforms might have on the Company's business. The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of hospitals and other healthcare facilities. In addition, major third party payers of hospital services (insurance companies, Medicare and Medicaid) have significantly revised payment procedures in an effort to contain health care costs. These developments have negatively impacted the Company's operations.

Business Strategy The Company's strategy is to provide comprehensive services to patients located in hospitals, health care organizations, and homes. Staffing is provided in homes, school settings, hospitals, clinics and physician offices utilizing a supplemental diversified mix of traditional nursing and other allied health care professionals such as physical, occupational and respiratory therapists, home health aides, and other nursing professionals.

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

Customers. The Company's customers include, but are not limited to, patients, hospitals, physicians, third party payers, educational facilities and other types of health care organizations. Billing, payment arrangements and staffing agreements with the Company's customers are stipulated by contracts with the customer. The contracts are not exclusive and do not obligate the customer to utilize a certain amount of service for any specific period of time. Customers often use several supplemental staffing agencies to meet their needs and the Company competes with these agencies on the basis of pricing, availability of caregivers, and quality of service.

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

     Home Health and certified Nurse Aides, working under the supervision of a registered nurse, provide health-related services and personal care such as assistance with ambulation, limited range- of-motion exercises and monitoring of vital signs.

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

The Company's ability to deliver quality nursing services is dependent upon the Company's ability to recruit qualified skilled nursing personnel. The Company's recruiting efforts include advertising, attendance at national and regional conventions, personal and professional referrals and participation by the Company's officers in nursing and other trade associations. The Company has recruited and continues to recruit medical personnel and has entered into agreements with other staffing agencies whereby the Company can use the other agency's personnel under contract. The Company has compiled a listing of over 900 qualified nurses and medical personnel who are classified by skills, experience and availability for assignment. These nurses and other medical personnel generally do not work exclusively for the Company. The Company has in the past been generally successful in meeting its staffing requirements from its existing pool of caregivers and, in cases where a particular specialty or expertise was unavailable, the Company has been successful in hiring personnel on a subcontract basis from other flexible staffing companies.

Marketing and Sales. The Company's clientele currently consists of hospitals and other healthcare and educational facilities located in Texas, California and Colorado and its travel nursing and therapist clientele consists of hospitals and other healthcare facilities in seventeen states and the District of Columbia. The Company has secured non-exclusive agreements to supply supplemental staff to these healthcare facilities for a period of between one and two years. The Company derives a significant portion of its business through its marketing efforts and expects to continue its marketing efforts to local and regional hospital chains as the expected consolidation in the health care industry is anticipated to result in an increasing number of regional and national hospital chains.

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

Regulation. The healthcare system in the United States is highly regulated at the federal, state and local level. The object of such regulation is generally quality and, more recently, cost control. Most individual healthcare providers are required to be licensed at the state by the states in which the provide services. As mentioned earlier, over the last decade, several programs have been proposed to reform the United States healthcare system, and certain legislation enacted at the federal and state levels. This legislation has generally increased governmental involvement in healthcare. The Company, as it currently operates, is not required to be licensed by any governmental agency. Most of the Company's customers are licensed and the impact of governmental regulation on these customers has in the past and may in the future adversely affect the Company's operations. There can be no assurance the Company will be able to operate profitably in the current regulatory environment.

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

Medical Information Software

In January 1998, the Company acquired a developer of software applications for medical information management. The acquired business had been organized in November 1995. The Company's first two software products, Cymedix Lynx and Universal Data Interface are being marketed to the medical community. Cymedix Lynx manages remote information distribution in the healthcare industry and manages information integration. These two products, together with their relational database technology, will provide physicians with a permanent, ongoing record of their patients' insurance, managed care affiliation, referral status, medical history and medical history and diagnosis. Cymedix Lynx is Internet based, but completely secure, and provides doctors with forms to order medical procedures, make referrals and check insurance illegibility.

Customers and Marketing. The marketing strategy for the LYNX products of the Company's subsidiary, Cymedix Lynx Corporation, will focus on the direct cost savings that can be achieved by using the Internet as the platform for medical data exchange compared to the current manual and semi-automated practices of competitors, relying on a combination of mail, telephone, fax or private network communications. The subsidiary will also emphasize the value added features of its LYNX software in making the flow of medical data more efficient.

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

Patents,  Trademarks  and  Copyrights.  The Company's  wholly-owned  subsidiary,
Cymedix Lynx Corporation, has filed U.S. patent application, Serial No. 08/950,328, covering its Cymedix Lynx product, on October 14, 1997, and has made a related filing under the Patent Cooperation Treaty ("PCT") Application No. PCT/US97/18675. The U.S. application set forth 29 claims for patentability. The U.S. Patent and Trademark Office ("USPTO") responded in January 1999, approving 5 claims, rejecting 19 claims and stating that 5 claims constitute a separate invention that requires a separate application. The Company's subsidiary has responded to the claim denials and expects to file a separate application relating to the 5 claims that are deemed to be a separate invention. While it is now clear a patent will be issued in response to the application, it is not clear what the scope of such patent will be, subject to the outcome of the subsidiary's response to the USPTO's denials and to the USPTO's response to the separate application. Four of the ten claims in the PCT application have been found to contain allowable subject matter (this PCT opinion is advisory and is not binding on foreign patent offices). The subsidiary has not yet designated the countries in which national applications will be filed based upon the PCT application. The subsidiary has also filed applications with the USPTO for trademark protection of certain "marks" used or to be used with its software products. To date, the mark "Cymedix" has been approved for registration. The subsidiary has sought copyright protection in two versions of each of three modular software components of the Cymedix Lynx product, as well as in a technical evaluation document that describes the software products. All seven of these applications have been granted. No assurance can be given that any of the Company's software products will receive additional patent or other intellectual property protection.

Regulation. The health care industry in the United States is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of health care organizations. During the past several years, the health care industry has been subject to increasing levels of government regulation of, among other things, reimbursement rates and certain capital expenditures. The Company cannot predict with any certainty what impact, if any, such increased regulation might have on its results of operations, financial condition or business. In addition, Medicare has, from time to time, promulgated regulations concerning anti-fraud and (physician) inducement that heretofore have not directly affected the marketing of the Company's software and similar products. However, these regulations, which are usually later adopted by state-managed Medicaid plans have historically created uncertainty in the industry.

The U.S. Food and Drug Administration (the "FDA") has promulgated a draft policy for the regulation of certain computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act (the "FDC Act") and has recently indicated it may modify such draft policy or create a new policy. To the extent that computer software is a medical device under the policy, the manufacturers of such products could be required, depending on the product, to (i) register and list their products with the FDA,
(ii) notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products, or (iii) obtain FDA approval by demonstrating safety and effectiveness before marketing a product. In addition, such products would be subject to the FDC Acts general controls, including those relating to good manufacturing practices and adverse experience reporting. Although it is not possible to anticipate the final form of the FDA's policy with regard to computer software, the Company expects that, whether or not the draft is finalized or changed, the FDA is likely to become increasingly active in regulating computer software that is intended for use in health care settings. The FDA can impose extensive requirements governing pre- and post-market conditions such as device investigation, approval, labeling and manufacturing. In addition, the FDA can impose extensive requirements governing development controls and quality assurance processes. There can be no assurance that actions taken by the FDA to regulate computer software products will not have a material adverse effect on the Company's results of operations, financial condition or business.

Employees

Healthcare Services. Exclusive of medical personnel, the Company currently has 30 full-time and 6 part-time administrative employees. The number of caregivers on assignment varies from day to day. These medical personnel do not necessarily work full-time shifts and may not work exclusively for the Company. The Company's employees are not represented by a union and the Company considers its relations with its employees to be good. The Company currently has in place a screening process for all prospective medical personnel. The Company has entered into agreements with other staffing agencies whereby the Company may place medical personnel currently under contract with other staffing agents.

Medical Information Software. The Company's software subsidiary currently has 13 full-time and 2 part-time employees.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's executive offices are located at 7100 East Belleview Ave., Suite 301, Englewood, Colorado. A summary of the Company's facilities is provided below:


                                    Square   Expiration       1998
                                    Footage     Date          Rent
                                 ----------- ----------    ---------


Houston, Texas ..............        1,749     5/31/00      $ 15,000
San Antonio, Texas ..........        1,270     4/30/01        18,000
Englewood, Colorado .........        5,236     7/31/03        93,000
Ontario, California .........        1,151    11/30/01        25,000
Emeryville, California ......          791     8/31/00        18,000
Thousand Oaks, California ...        3,223    11/30/00        50,000
                                              --------      --------

                     Totals:        13,420                  $219,000
                                    ======                 =========

The Company believes these facilities, which are used for administrative offices, will be suitable for the Company's needs for the foreseeable future. The Company believes that all of its properties are adequately insured.

ITEM 3. - LEGAL PROCEEDINGS

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

On March 19, 1998, the Company announced that its wholly-owned subsidiary Cymedix Lynx Corporation had submitted a formal demand to Andrx Corporation for treble damages in the amount of $396.6 million, suffered by Cymedix as a direct and proximate result of the alleged activities of Andrx, its affiliate Cybear, Inc. and certain individuals. The demand alleges theft and unlawful appropriation of Cymedix's computer medical software for remote on-line healthcare providers and Cymedix's Internet medical communications technology, commonly referred to as Lynx, for which a preliminary U.S. patent was filed on October 15, 1996 and a final U.S. patent application was filed on October 14, 1997. On April 2, 1998, Andrx and Cybear filed suit in the Circuit Court of Broward County, Florida, Case No. 98-04613 CACE03, against the Company and its wholly-owned subsidiary Cymedix Lynx Corporation, alleging libel and slander, that the Company's claims are false and defamatory, and that damages of such actions were in excess of $15,000. On June 2, 1998 the Company, and its subsidiary Cymedix Lynx Corporation, filed suit in the Circuit Court of Hillsborough County Florida, Case No. CI 94-4621, against Andrx Corporation, its subsidiary Cybear, Inc., Elliot Hahn, Richard Lucibella, and Jerry Cazzell. On February 10, 1999, the Company and Andrx announced that their lawsuits had been settled and a mutual release had been signed. The settlement required Andrx to pay the Company $125,000.

In the normal course of business, the Company is party to litigation related to its staffing employees. The Company maintains insurance to cover these claims and believes that it will not incur any material losses in excess of accrued amounts.


ITEM 4. SUBMISSION OF MATTERS TO  VOTE OF SECURITY HOLDERS

No vote of security holders was solicited during the last quarter of the fiscal year ending December 27, 1998.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the OTC Bulletin Board under the symbol "MDIX." Prior to the Company's change of name effective February 19, 1998, its symbol was "NURS." The following table shows high and low bid price information for each quarter in the last two calendar years as reported by Prophet Information Services, Inc., a provider of online historical stock price data for all major U. S. securities markets. Such quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions. On April 9, 1999, the last sales price was reported to be $0.70.



                                                         Common Stock
                                                           Bid Price
                                                    ----------------------
                                                       High          Low
                                                    ----------  ----------

1997 Fiscal Year
      First Quarter                                 $    1.50     $    0.63
      Second Quarter                                      .69           .19
      Third Quarter                                       .19            -
      Fourth Quarter                                      .38           .13

1998 Fiscal Year
      First Quarter                                 $     .38     $     .25
      Second Quarter                                      .81           .25
      Third Quarter                                       .44           .06
      Fourth Quarter                                      .31           .05



There were approximately 448 holders of record (and approximately 2,100 beneficial owners) of the Company's common stock as of April 9, 1999. The number of record holders includes shareholders who may hold stock for the benefit of others.

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

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

The Company's revenues are provided primarily from its supplemental staffing of therapy and nursing professionals. The Company intends to dispose of its supplemental staffing business if an adequate price is offered. Until such a sale occurs, and if the Company's projections for the supplemental staffing portion of its business is met, such business should provide adequate cash flow to fund the operation of such portion of the Company's business for the next twelve months.

The Company's medical information software business (Cymedix) will require adequate funding in order to continue its efforts to bring its products to market. Such funding is not currently secured. If the Company sells its supplemental healthcare staffing business, the proceeds of such sale will not be sufficient to fund the shortfall in the currently budgeted Cymedix operations for the next twelve months. The Company will attempt to fund Cymedix's development through raising capital in the private debt or equity markets. The Company may not be successful in raising such capital. In which case, the continued operation of the Company as a going concern would be doubtful.

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

Medical Information Software Operations. The Company, through its subsidiary Cymedix Lynx Corporation, has only recently begun its medical software line of business through the acquisition of a development stage medial software business. The uncertainties and risks that accompany forward- looking statements are enhanced by the Company's lack of experience in this business. The Company has no experience in marketing of software products, providing software support services, evaluating demand for products, financing a software business and dealing with government regulation of software products. As a developer of information systems, the Company will be required to anticipate and adapt to evolving industry standards and new technological developments. The market for the Company's software products is characterized by continued and rapid technological advances in both hardware and software development, requiring ongoing expenditures for research and development and the timely introduction of new products and enhancements to existing products. The establishment of standards is largely a function of user acceptance. Therefore, such standards are subject to change. The Company's future success, if at all, will depend in part upon its ability to enhance existing products, to respond effectively to technology changes, and to introduce new products and technologies to meet the evolving needs of its clients in the health care information systems market. The Company is currently devoting significant resources toward the development of products. There can be no assurance that the Company will successfully complete the development of these products in a timely fashion or that the Company's current or future products will satisfy the needs of the health care information systems market. Further, there can be no assurance that products or technologies developed by others will not adversely affect the Company's competitive position or render its products or technologies noncompetitive or obsolete.

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

Company Specific Factors. Important factors to be considered in connection with forward-looking statements include, without limitation, (a) the fact that the Company has reported net losses in the last several years and has an accumulated deficit and a working capital deficit at the end of its 1998 fiscal year; (b) the Company's auditors have included a "going concern" exception in their report on the Company's financial statements; (c) the Company's lack of working capital and inability to generate positive cash flow from operations will require the Company to raise additional equity or debt financing in order to fund operations and the Company may be unable to raise such debt or equity financing; (d) Nasdaq informed the Company on July 14, 1998 that it was delisted for failing to maintain tangible net worth of $2.0 million, which significantly impedes the Company's ability to raise future equity capital; (e) at April 9, 1999, the Company had substantial delinquent liabilities, which, if the creditors instituted collection proceedings, could cause the financial failure of the Company if payment could not be made or extension arrangements could not be negotiated; and (f) various other factors may cause actual results to vary materially from the results contemplated in any forward-looking statements included in this filing. No assurances can be given that the foregoing factors will not result in a material adverse effect on the Company and its operations.

As of April 6, 1999, the Company does not have a source of funds for the funding of the development of its Cymedix software products. The Company is currently pursuing sources of funds, but no assurance can be given that the Company will be successful.

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

Going Concern Issues

The Company has suffered recurring losses for the past several years and incurred net losses for the year ended December 29, 1996 of $858,000, for the year ended December 29, 1997 of $515,000, and for the year ended December 27, 1998 of $5,442,000. In addition, the Company had a working capital deficit of $2,612,000 and accumulated deficit of $13,161,000 at December 27, 1998. These factors, among others, raise a substantial doubt about the ability of the Company to continue as a going concern. Additionally, the Company has maintained its existence primarily through equity financing, however, because the Company currently has outstanding shares, options, and warrants in excess of the authorized shares the ability of the Company to raise additional equity capital and the potential to have to repurchase shares to satisfy conversion features raises substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

Results of Operation
Comparison of Years Ended December 27, 1998 and December 28, 1997

Total net revenues decreased approximately 30% from $24,875,000 for the year ended December 28, 1997 ("fiscal 1997") to $17,412,000 for the year ended December 27, 1998 ("fiscal 1998"). The decrease was mainly attributable to the sales of the homecare division in September 1997, Paxxon in October 1997, and STAT and Ellis in September 1998. Revenue from the divisions sold were $4,679,000 in fiscal 1998 and $10,913,000 in fiscal 1997. TherAmerica revenues were down approximately 48% from $8,388,000 in fiscal 1997 to $5,236,000 in fiscal 1998. These decreases were partially offset by revenue increases in the Colorado and travel nursing divisions.

The decrease in TherAmerica revenues has substantially reduced the Company's revenues. The Company has partially addressed this decrease by implementing nurse staffing at the two California TherAmerica branches. The sale of the STAT, Ellis, Paxxon, and the homecare division has and will continue to substantially reduce the Company's revenues.

The Company's gross margin percentage decreased from 23.5% in fiscal 1997 to 22.7% in fiscal 1998. The decrease was primarily due to the sale of the higher margin New York divisions, downward marging pressure in the TherAmerica division, and increased revenues in the lower margin travel nursing division.

Selling, general, and administrative expenses increased approximately $488,000 or 9% from $5,670,000 in the fiscal 1997 to $6,158,000 in fiscal 1998. This increase includes approximately $1,422,000 of selling, general, and administrative expenses incurred by Cymedix which was partially offset by a reduction of $934,000 related to the sale of divisions.

Income(Loss) from operations decreased $5,174,000 from income from operations of $610,000 in fiscal 1997 to a loss from operations of ($5,422,000) in fiscal 1998. The decrease reflects loss on sale of divisions of $316,000 and impairment of intangible assets of $2,040,000 in fiscal 1998 compared to a gain on sale of assets of $422,000 in fiscal 1997 (see Notes [1 and 4] to the Consolidated Financial Statements). The loss from operations in fiscal 1998 also reflects increase of selling, general, and administrative expenses related to Cymedix and the reduction in gross profit discussed in the above paragraphs.

Interest expense decreased approximately 24% from $1,125,000 in fiscal 1997 to $858,000 in fiscal 1998. The decrease is primarily due to interest paid on a bridge loan in fiscal 1997 and a reduction in funding costs on accounts receivable due to the sale of the homecare division, Paxxon, STAT, and Ellis. The decrease was partially offset by increased accrued interest on late payroll taxes. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -- Liquidity of Capital Resources" and Notes [1, 3, and 6] to the Consolidated Financial Statements.

Net loss  increased  from  ($515,000) in fiscal 1997 to  ($5,422,000)  in fiscal
1998.

Liquidity and Capital Resources

The Company's current liabilities at December 27, 1998 aggregated approximately $5,393,000 and current assets at December 27, 1998 aggregated approximately $2,781,000. The Company is currently delinquent in the payment of certain of its current liabilities. Such obligations include federal income tax withholdings from employees and employer payroll taxes. As of April 9, 1999 the Company was current on all federal payroll tax deposits. Penalties and inerest due to the IRS on late payroll tax deposits are still outstanding. The Company is also in default on a delinquent note payable assume din the Cymedix merger. The note payable is secured by the intellectual property of Cymedix. If the note holder were to foreclose its security interest, the ability of Cymedix to generate future revenues would be adversely affected. See Note 6 to the Consolidated Financial Statements.

In order for the Company to meet its current obligations, including penalties and interest on late payroll tax deposits, management anticipates the need to raise additional debt or equity capital or sell assets (see Forward-Looking Statements and Associated Risks, including Company Specific Factors). However, there are no current agreements in place to engage in any such transactions. In 1999, the Company completed a private placement for $300,000. The Company has received $250,000 through April 7, 1999 under its private placement. See Note 12 to the Consolidated Financial Statements. The Company is currently pursuing other scenarios to raise additional capital.

On September 14, 1998, the Company sold its two remaining two New York operations for approximately $1,463,000 payable with $1,000,000 in cash and approximately $463,000 in notes. The cash proceeds from the sale were primarily used to reduce the balance on the Company's line-of-credit. In February 1999, the Company accepted a prepayment on the notes of approximately $463,000. Proceeds from the prepayment were used to pay dilinquent IRS payroll tax deposits. In the three and a half months subsequent to the sale, the Company received approximately $1,600,000 in cash receipts from the collection of New York accounts receivable. During 1999, the Company expects to receive $500,000 from the same source. These cash receipts will not provide adequate funds to support the projected development and marketing costs of the Cymedix software products.

Sales of Cymedix software products have not met, and on-site testing of installed products has taken longer than, the Company's initial expectations. See "Forward-Looking Statements and Associated Risks - Medical Information Software Operations" and "Company Specific Factors" above.

The two New York operations that were sold, provided $7,090,000 in revenues for the 1997 fiscal year and $4,679,000 in revenues for the first nine months of 1998 prior to their sale. The sale of these operations will significantly reduce the Company's revenues. The Company will need to obtain additional financing or sell additional assets in order to generate sufficient cash to support its operations, including the development of a marketing of Cymedix software products, for the next twelve months. In 1999, the Company completed a private placement for $300,000. The Company has received $250,000 through April 7, 1999 under its private placement. See Note 12 to the Consolidated Financial Statements. The Company is currently pursuing other scenarios to raise additional capital.

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

Year 2000 Disclosure

The Company currently utilizes an external vendor for hardware and packaged software support. The external vendor has tested all hardware, operating systems, and software for year 2000 compliance. The external vendor identified 13 PC's that are not compliant and would require replacement or upgrades. The Company uses current versions of widely used, publicly available software for its accounting and other data processing requirements. The Company has obtained year 2000 certification from these software vendors. The certification for the Company's accounting software involves an upgrade to the version currently in use. Cymedix Lynx was designed to be year 2000 compliant. The Cymedix software products have been tested internally and have been found to be compliant. The Company does not anticipate the need to have the Cymedix software products independantly certified due to it's recent development and Y2K compliant operating system. The Company's relations with banks, lending institutions, current and future customers and vendors may be impacted by their ability to become year 2000 compliant.

Hardware upgrades or replacements are scheduled to be completed by August 31, 1999. The upgraded and replaced systems are scheduled to be tested by September 30, 1999. The Company intends to obtain documentation of year 2000 compliance from its banks, lending institutions, and significant customers and vendors by June 30, 1999.

The Company does not feel costs relating to year 2000 will have a material effect on the Company's financial statements. Hardware replacements or upgrades related to year 2000 should be less than $15,000 and software upgrades should be less than $10,000. If required, an independent certification of the Cymedix software products would cost approximately $20,000.

ITEM 7.    FINANCIAL STATEMENTS

Attached hereto and filed as a part of this Form 10-KSB are the Consolidated Financial Statements of the Company.

                         MEDIX RESOURCES, INC.
                           AND SUBSIDIARIES

                   Consolidated Financial Statements
                           December 27, 1998

                MEDIX RESOURCES, INC. AND SUBSIDIARIES







                           Table of Contents



                                                                   Page

Independent Auditors' Report........................................F-1

Financial Statements

    Consolidated Balance Sheet......................................F-3

    Consolidated Statements of Operations...........................F-4

    Consolidated Statement of Changes in Stockholders' Deficit......F-5

    Consolidated Statements of Cash Flows...........................F-6

Notes to Consolidated Financial Statements..........................F-8

                     INDEPENDENT AUDITORS' REPORT






To the Board of Directors and Stockholders
Medix Resources, Inc.
Denver, Colorado


We have audited the accompanying consolidated balance sheet of Medix Resources, Inc. and Subsidiaries, as of December 27, 1998, and the related consolidated statements of operations and changes in stockholders' deficit, and cash flows for the years ended December 27, 1998 and December 28, 1997. These consolidated financial statements are the responsibility of the management of Medix Resources, Inc. and Subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medix Resources, Inc. and Subsidiaries, as of December 27, 1998, and the results of their operations and their cash flows for the years ended December 27, 1998 and December 28, 1997 in conformity with generally accepted accounting principles.

To the Board of Directors and Stockholders
Medix Resources, Inc.
Page Two


The accompanying consolidated financial statements have been prepared assuming that Medix Resources, Inc. will continue as a going concern. As further discussed in Note 1 to the consolidated financial statements, the Company has incurred operating losses for the past several years and has a deficit in working capital and stockholders' equity which raises substantial doubt about its ability to continue as a going concern. Additionally, the Company has maintained its existence primarily through equity financing, however, because the Company currently has outstanding shares, options and warrants in excess of the authorized shares the ability of the Company to raise additional equity capital and the potential to have to repurchase shares to satisfy conversion features raises substantial doubt about the Company's ability to continue as a going concern. Current management's plans in regards to this matter are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from these uncertainties.





                                    /s/Ehrhardt Keefe Steiner & Hottman PC
                                    Ehrhardt Keefe Steiner & Hottman PC
April 2, 1999
Denver, Colorado

                MEDIX RESOURCES, INC. AND SUBSIDIARIES

                      Consolidated Balance Sheet
                           December 27, 1998


                                   Assets
Current assets
  Cash ....................................................     $     40,000
  Accounts receivable, net of allowance of $509,000 .......        2,081,000
  Notes receivable ........................................          563,000
  Prepaid expenses and other ..............................           97,000
                                                                ------------
     Total current assets .................................        2,781,000


Property and equipment, net ...............................          220,000

Other assets
  Intangible assets, net ..................................        2,174,000

Total .....................................................     $  5,175,000

                   Liabilities and Stockholders' Deficit
Current liabilities
  Checks written in excess of bank balance ................     $     72,000
  Notes payable ...........................................          289,000
  Line-of-credit ..........................................          993,000
  Accounts payable ........................................          838,000
  Accrued expenses ........................................        1,097,000
  Accrued payroll taxes, interest and penalties ...........        1,469,000
  Preferred redemption payable ............................          635,000
                                                                ------------
     Total current liabilities ............................        5,393,000

Commitments and contingencies

Stockholders' deficit
  Preferred stock, 10% cumulative convertible, $1 par value
   488 shares authorized, 155 issued, 8.00 outstanding, ...             --
   liquidation preference $120,000
  1997 convertible preferred stock, $1 par value 300 shares
   authorized 167.15 shares issued, 19.50, liquidation ....             --
   preference $195,000
  Common stock, $.001 par value, 25,000,000 shares
   authorized, 21,500,727 issued and outstanding ..........           22,000
  Dividends payable with common stock .....................           39,000
  Additional paid-in capital ..............................       12,882,000
  Accumulated deficit .....................................      (13,161,000)
                                                                ------------
     Total stockholders' deficit ..........................         (218,000)

Total .....................................................     $  5,175,000


                See notes to consolidated financial statements.

                MEDIX RESOURCES, INC. AND SUBSIDIARIES

                 Consolidated Statements of Operations


                                                     For the      For the Year
                                                    Year Ended       Ended
                                                   December 27,   December 28,
                                                      1998            1997
                                                  -------------   --------------

Revenues ....................................     $ 17,412,000      $ 24,875,000

Direct costs of services ....................       13,462,000        19,017,000
                                                  ------------      ------------

Gross margin ................................        3,950,000         5,858,000

Selling, general, and administrative expenses        6,158,000         5,670,000

Impairment of goodwill ......................        2,040,000              --

(Loss) gain on sale of divisions ............         (316,000)          422,000
                                                  ------------      ------------

(Loss) income from operations ...............       (4,564,000)          610,000

Interest expense ............................          858,000         1,125,000
                                                  ------------      ------------

Net loss ....................................     $ (5,422,000)     $   (515,000)
                                                  ============      ============

Basic loss per common share .................     $       (.26)     $       (.15)
                                                  ============      ============

Weighted average common shares outstanding ..       20,772,801         9,848,824
                                                  ============      ============

                See notes to consolidated financial statements.

                                      F-4


                MEDIX RESOURCES, INC. AND SUBSIDIARIES

      Consolidated Statement of Changes In Stockholders' Deficit
     For the Years Ending December 27, 1998 and December 28, 1997




                                                ----------------------------- -----------------------     ---------------------
                                                Number of                     Number of                   Number of
                                                  Shares            Amount     Shares         Amount        Shares     Amount
                                                ------------     ------------  -------       --------      --------    -------

Balance - December 29, 1996 ...............        5,688,292     $      6,000   155.50        $ --         --        $--

1997 preferred stock issuance, before
 imputed discount .........................             --               --         --          --      167.15        --

Imputed dividend on 1997 preferred stock ..             --               --         --          --         --         --

Exercise of 1996 unit options .............             --               --      20.00          --         --         --

Offering costs on 1997 preferred stock ....             --               --         --          --         --         --

Imputed value of issuance of warrants in
 connection with debt issued ..............             --               --         --          --         --         --

Imputed dividend on 1997 preferred stock as
 a result of warrant repricings ...........             --               --         --          --         --         --

Conversion of preferred stock and accrued
 dividends of $71,000 .....................        7,042,256            7,000  (149.25)         --      (66.65)       --

Common stock issued for satisfaction
 of debt ..................................          100,000             --         --          --         --         --

Common stock issued for services ..........           13,019             --         --          --         --         --

Net loss ..................................             --               --         --          --         --         --

Dividends declared ........................             --               --         --          --         --         --
                                                ------------     ------------     ------      ------     ------      ---

Balance - December 28, 1997 ...............       12,843,567           13,000    26.25         --      100.50         --

Common stock issued in connection with
 Cymedix merger ...........................        7,212,987            7,000       --          --         --         --

Issuance of options and warrants in
 connection with Cymedix merger ...........             --               --         --          --         --         --

Conversion of preferred stock and accrued
 dividends ................................        1,118,270            2,000     (18.25)       --       (5.00)       --

Common stock issued in connection with
 purchase of warrants .....................          175,900             --         --          --         --         --

Common stock and warrants issued in
 settlement ...............................          150,000             --         --          --         --         --

1997 preferred stock redemption payable ...             --               --         --          --      (76.00)       --

Net loss ..................................             --               --         --          --         --         --

Dividends declared ........................             --               --         --          --         --         --
                                                ------------     ------------     ------      ------     ------      ---

Balance at December 27, 1998 ..............       21,500,724     $     22,000      8.00       $ --       19.50       $--
                                                ============     ============     ======      ======     ======      ===






                                                                   Dividend
                                                                 Payable With
                                                  Paid-in           Common          Accumulated
                                                  Capital            Stock            Deficit           Total
                                               ------------      ------------      ------------     -------------

Balance - December 29, 1996 ..............     $ 10,199,000      $     66,000      $ (7,224,000)     $  3,047,000

1997 preferred stock issuance, before
 imputed discount .........................        1,672,000              --                --           1,672,000

Imputed dividend on 1997 preferred stock ..             --                --                --                --

Exercise of 1996 unit options .............          200,000              --                --             200,000

Offering costs on 1997 preferred stock ....         (152,000)             --                --            (152,000)

Imputed value of issuance of warrants in
 connection with debt issued ..............          134,000              --                --             134,000

Imputed dividend on 1997 preferred stock as
 a result of warrant repricings ...........             --                --                --                --

Conversion of preferred stock and accrued
 dividends of $71,000 .....................           64,000           (71,000)             --                --

Common stock issued for satisfaction
 of debt ..................................          100,000              --                --             100,000

Common stock issued for services ..........           18,000              --                --              18,000

Net loss ..................................             --                --            (515,000)         (515,000)

Dividends declared ........................          (44,000)           44,000              --                --
                                                ------------      ------------      ------------      ------------

Balance - December 28, 1997 ...............       12,191,000            39,000        (7,739,000)        4,504,000

Common stock issued in connection with
 Cymedix merger ...........................        1,385,000              --                --           1,392,000

Issuance of options and warrants in
 connection with Cymedix merger ...........           37,000              --                --              37,000

Conversion of preferred stock and accrued
 dividends ................................            9,000           (11,000)             --                --

Common stock issued in connection with
 purchase of warrants .....................             --                --                --                --

Common stock and warrants issued in
 settlement ...............................           31,000              --                --              31,000

1997 preferred stock redemption payable ...         (760,000)             --                --            (760,000)

Net loss ..................................             --                --          (5,422,000)       (5,422,000)

Dividends declared ........................          (11,000)           11,000              --                --
                                                ------------      ------------      ------------      ------------

Balance at December 27, 1998 ..............     $ 12,882,000      $     39,000      $(13,161,000)     $   (218,000)
                                                ============      ============      ============      ============


                See notes to consolidated financial statements.

                MEDIX RESOURCES, INC. AND SUBSIDIARIES

                 Consolidated Statements of Cash Flows


                                                     For the      For the Year
                                                    Year Ended        Ended
                                                   December 27,   December 28,
                                                      1998            1997
                                                   ------------   -------------

Cash flows from operating activities
 Net loss ...................................     $ (5,422,000)     $   (515,000)
                                                  ------------      ------------
 Adjustments to reconcile net loss to net
  cash provided by operating activities -
  Depreciation and amortization .............          654,000           606,000
  Common stock issued for services ..........             --              18,000
  Impairment of goodwill ....................        2,040,000           349,000
  Basis in assets of divisions sold .........             --             770,000
  Loss on sale of divisions and fixed assets           334,000              --
  Imputed interest expense on convertible
   debt .....................................             --             134,000
   Change in assets and liabilities -
   Accounts receivable, net .................        2,478,000           (57,000)
   Prepaid expenses and other ...............           42,000          (108,000)
    Checks written in excess of bank balance            72,000           (65,000)
    Accounts payable and accrued expenses ...          864,000          (279,000)
                                                  ------------      ------------
                                                     6,484,000         1,368,000
       Net cash provided by operating
        activities ..........................        1,062,000           853,000
                                                  ------------      ------------

Cash flows from investing activities
 Proceeds from sale of divisions                     1,350,000              --
 Business acquisitions (net of cash acquired)          (20,000)       (2,000,000)
 Purchase of property and equipment .........          (35,000)          (21,000)
 Proceeds from the sale of fixed assets .....            3,000            57,000
 Issuance of notes receivable ...............             --            (491,000)
 Payments on notes receivable ...............           93,000              --
                                                  ------------      ------------
        Net cash provided by (used in)
         investing activities ...............        1,391,000        (2,455,000)
                                                  ------------      ------------

Cash flows from financing activities
 Proceeds from issuance of debt and notes
  payable ...................................           43,000         1,000,000
 Advances under financing agreement .........       17,425,000        23,589,000
 Payments under financing agreement .........      (19,975,000)      (23,364,000)
 Principal payments on debt and notes payable          (64,000)       (1,185,000)
 Issuance of preferred and common stock, net
  of offering costs .........................             --           1,720,000
                                                  ------------      ------------
           Net cash (used in) provided by
            financing activities ............       (2,571,000)        1,760,000
                                                  ------------      ------------

Net (decrease) increase in cash .............         (118,000)          158,000

Cash, beginning of period ...................          158,000              --
                                                  ------------      ------------

Cash, end of period .........................     $     40,000      $    158,000
                                                  ============      ============



Supplemental disclosure of cash flow information:
     Cash paid during the year for interest was $496,000 and $972,000 for December 27, 1998 and December 28, 1997, respectively.

Continued on next page.

                See notes to consolidated financial statements.

                     MEDIX RESOURCES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


Continued from previous page.

Non-cash investing and financing activities:

     During 1998, the Company acquired Cymedix Corporation, and received certain assets and liabilities in exchange for 7,212,987 shares of the Company's common stock (Note 2). Assets and liabilities acquired included: Cash of $20,000; Fixed Assets of $21,000; Forgiveness of $298,000 note receivable; $250,000 Note Payable; and Other Liabilities of $380,000.

     During 1998, the Company capitalized as additional paid-in-capital $68,000 of settlements.

     During 1998, the Company converted 18.25 units of preferred stock, 5.0 units of 1997 preferred stock and accrued dividends of $11,000 to 1,118,270 shares of common stock.

     During 1998, the Company sold two divisions with net book value of goodwill of $2,038,000 for cash of $1,000,000 and notes receivable of $463,000 (Note
     4).

     During 1998, the Company accrued a liability to purchase $760,000 of preferred stock.

     Dividends declared payable in common stock were $11,000 and $44,000 for December 27, 1998 and December 28, 1997, respectively.

     During 1997, the Company issued 100,000 shares of common stock valued at $100,000 for the satisfaction of debt.

     During 1997, the Company issued 13,019 shares of common stock valued at $18,000 for services provided by non-employees.

               See notes to consolidated financial statements.

                MEDIX RESOURCES, INC. AND SUBSIDIARIES

              Notes to Consolidated Financial Statements



Note 1 - Organization and Significant Accounting Policies

Organization

Medix  Resources,  Inc.  (formerly  International  Nursing  Services,  Inc.) and subsidiaries (the Company) provide temporary nurses (registered and/or licensed), therapists, nurse assistants, and other caregivers to nursing homes, other long-term health-care facilities, hospitals, and private residences.

The Company changed its name to Medix Resources, Inc. during the year ended December 27, 1998 to more accurately reflect the types of services it will be providing in the future related to the development of healthcare related software (Note 2).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Medix Resources, Inc. and its wholly-owned subsidiaries, National Care Resources - Colorado, Inc., National Care Resources - Texas, Inc., TherAmerica, Inc. and Cymedix, Lynx Corporation. All intercompany transactions have been eliminated.

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

Checks Issued in Excess of Bank Balance

As disclosed in Note 6, the Company assigns its receivables with recourse to financial institutions. These assignments are done and cash is received weekly. The Company in anticipation of this funding issues checks which are in excess of recorded deposits. Checks are never issued in excess of the expected funding amounts.

Concentration of Credit Risk

The Company maintains cash in depository accounts which, at times, may exceed FDIC insurance limits. At December 27, 1998 balances in excess of FDIC limits were approximately $37,000.

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

Revenue Recognition

Revenue is recognized when services are rendered at the net realizable amounts expected to be received from payers, patients and others. Amounts reimbursed by certain payers of healthcare services are subject to examination and adjustment. These adjustments are accrued throughout the year and adjusted in future periods as the final settlements are determined. At December 27, 1998, the Company has recorded a liability of $194,000 for the amount due for the difference between actual costs and costs to be reimbursed. This liability was recorded as a reduction in revenue.

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

Intangible Assets (continued)

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows of its acquisition in its assessment of whether or not goodwill and other intangibles have been impaired.

In 1998, the Company's revenue from its TherAmerica Division decreased significantly. This was primarily a result of a change in rate structure from medicare related to physical therapy and also a result decreased revenue as hospitals and third party users started hiring therapists rather than using external sources. As a result of these decreases, the Company reviewed its future projected cash flows from TherAmerica and determined that under the current market and rate structure, TherAmerica would not generate positive cash flow after general and administrative expenses, and as a result impaired goodwill associated with TherAmerica totaling $2,040,000 at December 27, 1998.

Reclassifications

Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 27, 1998 and December 28, 1997 were approximately $100,000 and $180,000, respectively.

Basic Loss Per Share

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

Continued Existence

The Company has suffered recurring losses for the past several years and incurred a net loss for the year ended December 27, 1998 of $5,422,000. In addition, the Company had a working capital deficit of $2,612,000 and was delinquent to the Internal Revenue Services for approximately $1,154,000 and various states for $310,000 in past due payroll taxes, interest and penalties. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern.

Subsequent to December 27, 1998, the Company paid $450,000 of the amount representing the unpaid federal payroll taxes, exclusive of interest and penalties.

Continued Existence (continued)

At December 31, 1998, the Company had common stock outstanding of 21,500,724 issuable shares. In addition, warrants and options to acquire common stock totaled 7,675,069. Also, as discussed in Note 8, the Company may be obligated to issue 1,800,000 shares of common stock in satisfaction of its liability to purchase 1997 preferred stock units and 310,000 shares upon conversion of a note payable. The common stock under conversion features exceeds common stock authorized by approximately 6,400,000 shares. If the Company is unable to obtain shareholder approval to increase its authorized stock in excess of 25,000,000 shares, it may be required to purchase stock in the open market to satisfy outstanding options, warrants and conversion features. If all conversion features were exercised at the current market price of $.35 this liability would approximate $2,240,000.

Management's plans in regard to these matters include holding a shareholder meeting to increase its authorized stock and pursuing a number of alternatives for additional financing which may include the sale of its remaining divisions or a public and/or private offering of the Company's securities (Note 12). The Company is currently holding discussions with investment bankers and financial institutions related to an offering of securities and new debt financing. Additionally, during the year ended December 27, 1998 (Note 2), the Company merged with Cymedix Corporation, which has developed software for the secure exchange of medical data on the Internet. Cymedix is in its development stage, and no significant revenue has been generated from its software products. There can be no assurance that the Cymedix Corporation merger will produce positive cash flows, or that the Company will be able to obtain any additional future financing on terms acceptable to the Company.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


Note 2 - Acquisitions

Cymedix Corporation

In January 1998, the Company acquired all of the issued and outstanding common shares of Cymedix Corporation for $2,345,000. To finance the acquisition, the Company issued 7,212,987 shares of common stock valued at $1,392,000 assumed liabilities of $630,000 consisting of notes payable of $250,000, accounts payable and accrued expenses of $380,000 and paid $25,000 in cash and forgiveness of $298,000 of advances. The merger has been accounted for as a purchase.

Cymedix Corporation (continued)

The purchase price has been allocated as follows:

      Cash                                            $  5,000
      Property and equipment                            21,000
      Excess of cost over net assets acquired
       (goodwill)                                    2,319,000
                                                    ----------

                                                    $2,345,000
                                                    ==========

The following table reflects the unaudited historical and pro forma results of the Company's 1998 acquisitions.




                              (Unaudited)




                                                        Medix                                           Combined
                                                     Historical(1)     Cymedix      Adjustments(1)       Totals
                                                     ------------    ------------    ------------     ------------
 Year Ended December 28, 1997

Revenues ...................................         $ 24,875,000    $       --      $       --       $ 24,875,000
                                                     ============    ============    ============     ============

Net (loss) .................................         $   (515,000)   $   (922,000)   $   (156,000)    $ (1,593,000)

Preferred stock dividends ..................             (972,000)        (29,000)         29,000         (972,000)
                                                     ------------    ------------    ------------     ------------

Net (loss) applicable to
 common shareholders .......................         $ (1,487,000)   $   (951,000)   $   (127,000)    $ (2,565,000)
                                                     ============    ============    ============     ============

Basic net (loss) per common
 share .....................................                (0.09)          (0.05)           (.01)            (.15)
                                                     ============    ============    ============     ============

Weighted average shares
 outstanding ...............................           16,828,824                                       16,828,824
                                                     ============                                     ============


(1)Adjustments relate to the amortization of goodwill, and dividends on convertible preferred stock converted into common stock in the merger have been eliminated.


Note 3 - Balance Sheet Disclosures

Property and equipment consists of the following:

      Furniture and fixtures                        $ 93,000
      Computer hardware and software                 491,000
                                                     584,000
                                                    --------
      Less accumulated depreciation                 (364,000)
                                                    --------

                                                    $220,000
                                                    ========

Depreciation expense was $96,000 and $121,000 for the years ended December 27, 1998 and December 28, 1997, respectively.

Intangible assets consist of the following:

      Goodwill related to Cymedix                   $2,319,000
      Less accumulated amortization and
       impairment                                     (145,000)
                                                     ---------

                                                    $2,174,000
                                                     =========

Amortization expense was $558,000 and $485,000 for the years ended December 27, 1998 and December 28, 1997, respectively. As discussed in Note 4, the Company entered into an agreement to sell two entities at a price which would have resulted in on a loss of approximately $350,000. Accordingly, the Company impaired the related carrying value of goodwill on these two entities by approximately $350,000 in 1997.

Accrued liabilities consist of the following:

Health claims payable                             $  254,000
Amount due under Cymedix acquisition                 138,000
Amounts due Medicare                                 194,000
Other                                                511,000
                                                    --------

                                                  $1,097,000
                                                  ==========

At various times during the year the Company was delinquent with payroll tax deposits. At December 27, 1998, $606,000 was accrued for estimated interest and penalties.


Note 4 - Sale of Operating Divisions

In February of 1998, the Company sold the balance of the trade receivables of Paxxon to the purchasor at a discount of $35,000 which has been offset against the gain on sale of Paxxon.

During the 3rd quarter of 1998, the Company consummated the sale of Ellis and STAT for approximately $1,000,000 in cash and two note receivables for $325,000 each (Note 5). The Ellis and STAT sale resulted in a loss of $666,000.

In April 1998, the Company entered into an agreement to sell its remaining staffing service businesses. In connection with the sale, the Company received a deposit of $350,000. The purchaser defaulted on the terms of the sales agreement and the Company retained the deposit. This has been reflected as a reduction in the loss on sale of divisions.

In February of 1997 the Company sold its Medicare division for $200,000 in cash which resulted in a gain of $190,000. The purchasor did not assume any prior liabilities associated with operations prior to the acquisition. The Company believes it has adequate reserves for any final adjustment which may occur.

During the 4th quarter of 1997, the Company entered into an agreement to sell Paxxon Services, Inc. (Paxxon) for $1,468,000. The Company consummated the sale of Paxxon in the 4th quarter of 1997 for approximately $1,275,000 cash and a $193,000 note receivable (Note 5). The Paxxon sale resulted in a gain of $581,000.


Note 5 - Notes Receivable
                                                         December 31,
                                                   ------------------------
                                                      1998          1997
                                                   -----------   ----------

As part of consideration for the sale of
 Paxxon (Note 4), the Company received a
 note   receivable  in   the  amount  of
 $192,795 that accrues interest at 5.75%.
 Two   principal  and  accrued  interest
 payments  of  $100 ,000 each are due in
 May 1998  and  November  1998.  Payment
 on  the  note  is  collateralized  by a
 pledge of a subordinate interest in the
 debtors accounts receivable.                       $100,000       $193,000

The Company  advanced $298,000 to Cymedix
 prior to the  merger.  This  amount  was
 included  as part of the purchase  price
 allocation  during 1998 (Note 2).                          -       298,000

As  part of  consideration  for  the sale
 of STAT and Ellis  (Note 4), the Company
 received  two  note  receivables  in the
 amount of $325,000  each,  the second of
 which was adjusted  downward by $187,000
 in accordance  with  the  sale  contract,
 based   on   the   divisions    revenues
 subsequent to the sale.  Paid in full in
 March 1999.                                         463,000           -
                                                    --------      --------

                                                    $563,000      $491,000
                                                    ========      ========

Note 6 - Line-of-Credit

The Company has entered into an agreement with a financial institution for a revolving line-of-credit with a maximum principal balance of $5,000,000 which is limited by a borrowing base calculation of 80% of qualified accounts receivable. Interest accrues on the outstanding balance at 2% above bank prime (9.75% at December 27, 1998). Additionally, the Company is required to pay the lender a loan management fee on a monthly basis equal to 0.35% of the average outstanding principal balance of the preceding month. Interest and fees paid to this financial institution for the year ended December 27, 1998 and December 28, 1997 approximated $470,000 and $650,000, respectively. The outstanding principal balance including accrued interest and fees was $993,000 at December 28, 1997. The agreement expires May 2000 and can be terminated by the lender without notice or by the Company with a thirty day notice to the lender and payment of defined early payment penalties. The loan is collateralized by substantially all the Company's assets. Subsequent to year end, the line-of-credit was reduced to $1,500,000.

                                                         December 31,
                                                   ------------------------
                                                      1998          1997
                                                   -----------   ----------


Note payable -  corporation,  interest  accrues
 at a bank prime plus 2% (9.75% at December 27,
 1998).  The note is currently  in  default  as
 the maturity date was June 30, 1998.  The loan
 is collateralized by a security interest in all
 of Cymedix assets and  is  convertible,  at the
 options   of the  holder,   into  approximately
 310,000 shares  of  shares  of Medix Resources,
 Inc.'s common stock.                                $250,000      $      -

Note payable - finance company, interest accrues
 at 9.67%, principal and  interest  are  payable
 in full in August 1999.                               39,000             -
                                                     --------      ----------

                                                     $289,000      $      -
                                                     ========      ==========


Note 7 - Commitments and Contingencies

Operating Leases

The  Company  leases  office  facilities  and  equipment  under   non-cancelable
operating leases. Rent expense for the years ended December 27, 1998 and December 28, 1997 was $318,000 and $289,000, respectively.

Future minimum lease payments under these leases are approximately as follows:

      Fiscal Year Ended December                      Amount


               1999                                 $351,000
               2000                                  248,000
               2001                                  158,000
               2002                                   94,000
               2003                                   54,000
                                                    --------

                                                    $905,000
                                                    ========

Litigation

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

In the normal course of business, the Company is party to litigation related to its staffing employees. The Company maintains insurance to cover these claims and believes that it will not incur any material losses in excess of accrued amounts.

Note 8 - Stockholders' Deficit

1996 Private Placement

In July and September 1996, the Company completed a private placement of 244 units, each unit consisting of a share of convertible preferred stock, $10,000 per unit, $1 par value ("1996 Preferred Stock"), a warrant to purchase 8,000 shares of the Company's common stock at $2.50 per share and a unit purchase option to purchase an additional unit at $10,000 per unit.

Approximately $1,550,000 of the proceeds raised was used to fund the cash purchase portion of STAT. A shareholder who participated in the placement of the private placement was paid a commission of $117,000 in 1996 and issued a warrant to purchase 100,000 shares of common stock at $2.00 per share. The warrant price was subsequently reduced to $.63 per share in 1997 resulting in an imputed preferred stock dividend of $375,000.

In 1997 a Unit Holder who held 20 Units exercised their Unit purchase option resulting in gross proceeds to the Company of $200,000. The Unit holder immediately converted the preferred to common resulting in the issuance of 257,028 shares of common stock in January 1997.

During 1997, 129.25 units (with accrued dividends) were converted to 3,133,361 shares of common stock. During 1998, an additional 18.25 units were converted resulting in the issuance of an additional 939,320 shares of common stock in 1998.

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

During 1997, 66.65 units were converted to 3,651,867 shares of common stock. In 1998, an additional 5.0 units were converted resulting in the issuance of 178,950 shares of common stock.

Preferred Redemption Payable

During 1998, the Company entered into an agreement with holders of 76.0 units of 1997 preferred stock to repurchase those units. The total redemption price was $760,000 and was payable in installments due April 15, May 15 and September 1, 1998. The holders had the option to convert the redemption price into common stock at $.50 a share. If the Company did not make payments on the required due dates then the Company is obligated to issue common stock at a price equal to 75% of the NASDAQ Small Cap Market Price. The Company paid $125,000 leaving $635,000 due under these agreements. Based on the terms of default, this equates to a price of $.35 per share, the Company may be obligated to issue 1,800,000 shares of common stock in satisfaction of the liability.

Litigation Settlement

During the year ended December 31, 1998, the Company settled a legal dispute in which it was the defendant by issuing 150,000 shares of common stock.

Warrants

On January 28, 1997, the Company issued a convertible note for proceeds of $1,000,000 from a shareholder of the Company. Interest accrued on the note at 12.5% and the note matured on January 27, 1998. The Company also issued a warrant to purchase 200,000 shares of common stock at $1.1875 per share until July 31, 1999 to the convertible note holder. The Company recorded an imputed discount on the convertible debenture of $134,000 using the Black-Scholes option pricing model related to the issuance of the warrant to purchase 200,000 shares of common stock at $1.1875 per share. The Company amortized the imputed discount over the expected term of the related debt. On May 28, 1997, the Company paid $500,000 of principal plus accrued interest to the noteholder, and the exercise price of the warrant was reduced to $0.27 from $1.19. The reduction of the exercise price resulted in no material change to the imputed discount due to a decrease in the market value of the Company's stock. During the forth quarter of 1997 the Company paid the remaining $500,000 plus accrued interest from proceeds received on the Paxxon Sale.

Stock Options

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

Stock Options (continued)

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

In 1996, the Board of Directors established the 1996 Stock Option Plan (the "1996 Plan") with terms similar to the 1994 Plan. The Board of Directors of the Company reserved 4,000,000 shares of common stock for issuance under the 1996 Plan.

The following is a summary of options and warrants granted, all of which expire at various times through 2008.


                     Number of Options
                   --------------------
                                              Exercise                          Exercise
                                                Price          Number of          Price
                      Plan     Non-Plan       Per Share         Warrants         Per Share
                   ---------   --------     -------------      ----------     --------------
Outstanding
 December 29,
 1996              1,343,125     7,500       $0.63 - $6.00       5,547,604     $1.00 - $5.00

Options/warrants
 granted           3,019,155 (1)    -        $0.25 - $1.00       4,535,126 (2) $0.15 - $2.50

Unit options
 canceled                -          -                           (4,744,376)(2)         $2.50
Cancellations     (1,920,935)(1)    -        $0.63 - $3.25              -      $0.27 - $2.50
                  ----------      --------   -------------       ---------     -------------

Outstanding
 December 28,
 1997              2,441,345     7,500       $0.25 - $6.00       5,338,354     $0.15 - $5.00

Options/warrants
 granted           2,040,000   123,056(3)    $0.02 - $0.50         375,000     $0.12 - $0.19

Cancellations       (400,780)       -        $0.19 - $1.88        (869,400)    $1.00 - $4.00
Purchased                 -         -                  -        (1,380,000)(4)         $0.63
                   ---------    -------      -------------      -----------    -------------

Outstanding
 December 27,
 1998              4,080,565   130,550       $0.02 - $6.00       3,463,954    $0.12 - $5.00
                   =========    ======       =============       =========    =============

(1)Includes 1,223,326 options that were canceled and reissued at an exercise price of $0.25 to $1.00 to officers, directors, and employees of the Company. The options were originally exerciseable between $0.63 and $3.25. Net new issues were 1,794,729 and net canceled were 696,509.

(2)Includes 287,626 warrants that were canceled and reissued at an exercise price of $0.25 to an officer of the Company. The warrants were originally exerciseable at $1.75. Also includes the cancelation of 204 Unit Options in exchange for the cancellation and reissue of the related warrant with an exercise price of $0.63. The warrants were previously exerciseable at $2.50. Millenco note warrants were issued on January 28, 1997 at $1.19, Millenco also exercised 20 unit options on 1996 preferred stock. On August 15, 1997 the warrants were canceled and reissued at an exercise price of $0.63. The warrants were originally exerciseable at $1.25. Net new issues were 1,871,500 and net canceled were 163,750.

(3)Inconnection with the acquisition of Cymedix, the Company issued options to acquire 123,050 shares of stock at approximately $.02. The Company imputed a value of approximately $37,000 to the options using the Black Scholes pricing model.

(4)In 1998, the Company purchased 1,380,000 warrants to acquire common stock at $.63 per share by issuing 175,900 shares of common stock. Since this transaction involved equity components, no gain or loss was recorded on the transaction.

   The weighted average exercise price of options and warrants outstanding at December 27, 1998 is $1.03.

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

                                                        1998         1997
                                                   -----------   ----------


Net loss - as reported                              $(5,422,000)   $(515,000)
Net loss - pro forma                                 (5,899,000)  (1,963,000)
Basic loss per share - as reported                         (.26)        (.15)
Basic loss per share - pro forma                           (.28)        (.30)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively: dividend yield of 0%; expected volatility of 173% and 128%, respectively; discount rate of 5.5% and 5.5%, respectively; and expected lives of 10 years.

Note 9 - Income Taxes

As of December 27, 1998, the Company has net operating loss (NOL) carryforwards of approximately 7,500,000 which expire in the years 1999 through 2013. The utilization of the NOL carryforward is limited to $469,000 on an annual basis due to an effective change in control which occurred as a result of the 1996 private placement. Due to the existence of net operating losses incurred by the Company which raise substantial doubt about the Company's ability to continue as a going concern, the Company has concluded it is more likely than not that it will not realize its deferred tax asset and accordingly has established a valuation allowance of $7,500,000.


Note 10 - Loss Per Common Share

In accordance with the SEC's position on preferred stock with convertible features that are in the money at the time of issuance, the Company has imputed a value associated with such conversion features and has recorded the value as a discount on the preferred stock. The Company amortizes the imputed discount on the preferred stock over the period from issuance of the preferred stock to the earliest period at which the preferred stock becomes convertible. As the Company's 1997 preferred stock issuances are immediately convertible, the Company has amortized the entire imputed discount as a component of dividends on preferred stock. The Company recorded additional dividends to preferred stockholders of approximately $553,000 for the years ended December 29, 1997, which represents an imputed increase to the dividend yield and not a contractual obligation on the part of the Company to pay such imputed dividends.

The Company has also imputed additional dividends on the 1997 preferred stock of $375,000 as a result of the repricing of the exercise price associated with the related warrants issued. The Company repriced the warrant exercise price as an inducement for holders not to convert their 1997 preferred stock into shares of common stock.

                                  December 31,
                                                   -----------------------
                                                       1998         1997
                                                   -----------   ---------


Net loss                                            $5,422,000    $515,000
Preferred stock dividends based on stated rate          11,000      44,000
Preferred stock dividends based on imputed
 discount at issuance                                     -        553,000
Preferred  stock  dividends  imputed  associated
 with related warrant repricing                           -        375,000
                                                    ----------   ---------

Net loss applicable to common stockholders          $5,433,000  $1,487,000
                                                    ==========  ==========

Basic loss per common share                         $     (.26) $     (.15)
                                                    ==========  ==========

Weighted average shares outstanding                 20,772,801   9,848,824
                                                    ==========  ==========


Note 11 - Retirement Savings Plan

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

Contributions for the years ended December 27, 1998 and December 28, 1997 were $21,000 and $35,000, respectively.


Note 12 - Subsequent Events (Unaudited)

In 1999, the Company completed a private placement of units consisting of 1999 Series A convertible preferred stock (1999 Preferred Stock) and a warrant. The Preferred Stock is convertible into common stock at a price of $.25 per share from December 1, 1999 through March 1, 2003. There are no dividends unless the Shares of Common Stock underlying the preferred is not registered with the Securities and Exchange Commission by September 30, 1999. If the aforementioned registration is not completed, then the holder receives dividends of 10% per annum.

The warrant entitles the holder to purchase one share of common stock at $1 from October 1, 1999 to October 1, 2000. The Company has received $250,000 through April 7, 1999 under its private placement.



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

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-B. The Company will furnish to its shareholders of record as of the record date for its 1999 Annual Meeting of Stockholders, a copy of any of the exhibits listed below upon payment of $.25 per page to cover the costs of the Company of furnishing the exhibits.

Exhibit No.     Description

3.1.1Articles of incorporation of the Company as filed on April 22, 1988 with the Secretary of State of the State of Colorado, incorporated by reference to Exhibit 3.1.1 to the Registration Statement on Form SB-2(Reg. No. 33-81582-D), filed with the SEC in July 14,1994 (the "1994 Registration Statement").

3.1.2Articles of Amendment to Articles of Incorporation of the Company as filed on May 24, 1988 with the Secretary of State of the State of Colorado, incorporated by reference to Exhibit 3.1.2 to the 1994 Registration Statement.

3.1.3Articles of Amendment to Articles of Incorporation of the Company as filed on February 16, 1990 with the Secretary of State of the State of Colorado, incorporated by reference to Exhibit 3.1.3 to the 1994 Registration Statement.

3.1.4Articles of Amendment to Articles of Incorporation of the Company as filed on August 12, 1994 with the Secretary of State of the State of Colorado, incorporated by reference to Exhibit 3.1.4 to Amendment No. 1 to the 1994 Registration Statement, filed with the SEC on August 15, 1994.

3.1.5Articles of Amendment to Articles of Incorporation of the Company as filed on September 12, 1994 with the Secretary of State of the State of Colorado, incorporated by reference to Exhibit 3.1.5 to Amendment No. 3 to the 1994 Registration Statement, filed with the SEC on September 12, 1994.

3.1.6Certificate   of   Designation  of  1996   Convertible   Preferred   Stock,
     incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-3, filed with the SEC October 10, 1996.

3.1.7Articles  to  Amendment  to  Articles  of  Incorporation   filed  with  the
     Secretary of State of the State of Colorado on October 9, 1996, incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Registration Statement of the Company on Form S-3 filed with the SEC on October 10, 1996.

3.1.8Articles  of  Amendment   containing   Articles  of   Designation  of  1997
     Convertible Preferred Stock, incorporated by reference to Exhibit 3.1.8 to the Company's Form 10-KSB filed with the SEC on March 31, 1997.

3.1.9Articles of Amendment to Articles of Incorporation of the Company as filed on November 14, 1997 with the Secretary of State of the State of Colorado incorporated by reference to Exhibit 3.1.9 to the Company's Form 10-KSB filed with the SEC on March 30, 1998.

3.1.10 Articles of Amendment to Articles of Incorporation of the Company as filed on February 17, 1999 with the Secretary of State of the State of Colorado, incorporated by reference to Exhibit 3.1.10 to the Company's Form 10-KSB filed with the SEC on March 30, 1998.

3.1.11 Articles of Amendment to Articles of Incorporation of the Company as filed on March 17, 1999 with the Secretary of State of the State of Colorado, incorporated by reference to Exhibit 3.1.11 to the Company's Form 10-KSB filed with the SEC on March 30, 1998.

3.2.1Amended and Restated  By-Laws of the Company,  incorporated by reference to
     Exhibit 3.2.2 to Amendment No. 1 to the Registration Statement filed with the SEC on August 15, 1994.

4.1 Form of specimen certificate for common stock of the Company, incorporated by reference to Exhibit 4.1. to the Company's Form 10-KSB filed with the SEC on March 30, 1998.

4.2.1Form  of  specimen   certificate   for  1994   Warrants  of  the   Company,
     incorporated by reference to Exhibit No. 4.1.3 to Amendment No. 1 to the 1994 Registration Statement, filed with the SEC on August 15, 1994.

4.2.2Form  of  Warrant  Agreement  by  and  between  the  Company  and  American
     Securities Transfer, Inc., incorporated by reference to Exhibit No. 4.1.4 to Amendment No. 2 to the 1994 Registration Statement, filed with the SEC on September 1, 1994.

4.3 Form of Representative`s Warrants issued by the Company to the underwriters' representative in connection with the Company's 1994 public offering, incorporated by reference to Exhibit No. 4.2 to Amendment No. 3 to the 1994 Registration Statement, filed with the SEC on September 12, 1994 .

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

4.6 Form of 1997 Unit Warrant, incorporated by reference to Exhibit 4.11 to the Company's Form 10-KSB filed with the SEC on March 31, 1997.

10.1 Employment Agreement, dated January 7, 1997, by and between John Yeros and the Company, incorporated by reference to Exhibit 10.22 to the Company's Form 10- KSB filed with the SEC on March 31, 1997.

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

10.2.3 1996 Stock Incentive Plan, adopted by the Company's Board of Directors on November 27, 1996, authorizing 4,000,000 shares of common stock for issuance pursuant to the Plan., incorporated by reference to Exhibit 10.2.3 to the Company's Form 10-KSB filed with the SEC on March 30, 1998.

10.3 Asset Purchase and Sale Agreement, dated May 2, 1994 and as amended June 1, 1994, by and between the Company and Paxxon Services, Inc., incorporated by reference to Exhibit 2.2 to the 1994 Registration Statement.

10.6 Asset Purchase and Sale Agreement dated April 15, 1994 and as amended June 1, 1994, by and between the Company and Mint Energy Corporation, d/b/a the Nurse Connection, incorporated by reference to Exhibit 2.4 to the 1994 Registration Statement.

10.7 Asset Purchase Agreement between the Company and STAT Health Care Services, Inc. dated January 10, 1996, incorporated by reference to Exhibit 10.18 to Form 8-K of the Company, filed with the SEC on January 11, 1996.

10.8 Asset Purchase and Sale Agreement, dated as of April 17, 1996, by and between Ellis Home Care Services, Inc., JJ Care Resources, Inc. and the Company, incorporated by reference to Exhibit No. 10.1 to Form 8-K of the Company, filed with the SEC in April 1996.

10.9 First Amendment to Purchase Agreement, dated as of July 17, 1996, between the Company, JJ Care Resources, Inc. and STAT Health Care Services, Inc., incorporated by reference to Exhibit 10.19 to Form 8-K of the Company, filed with the SEC on August 1, 1996.

10.10Form of  Registration  Rights/Purchase  Agreement  relating  to  1996  Unit
     Offering, incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-3, filed with the SEC on October 10, 1996.

10.10Asset Purchase Agreement, dated as of January 31, 1997 by and among Colorado Therapists on Call, Inc., Professional HealthCare Providers, Inc., CoreStaff, Inc. and the Company, incorporated by reference to Exhibit 2.1 to the Form 8-K of the Company filed on February 14, 1997.

10.11Form of Registration Rights/Purchase agreement relating to 1997 unit offering, incorporated by reference to Exhibit 10.21 to the Company's Form 10-KSB filed with the SEC on March 31, 1997.

10.12Loan and Security  Agreement,  dated May 28, 1997, by and between  National
     Care Resources - New York, Inc., National Care Resources - Texas, Inc., JJ Care Resources, Inc., National Care Resources - Colorado, Inc., TherAmerica, Inc. and International Nursing Services, Inc. and HCFP Funding, Inc., incorporated by reference to Exhibit 10.23 in the Company's Form 10 - QSB for the Quarterly Period ended June 29, 1997.

10.13Agreement of Purchase and Sale (Assets), dated as of September 1, 1997, by and between National Care Resources, Inc. and Life Source Service, Inc., incorporated by reference to Exhibit 2.1 in the Company's Form 10-QSB for the Quarterly Period ended September 28, 1997, filed with the SEC on November 14, 1997.

10.14Purchase and Sale Agreement,  between International Nursing Services, Inc.,
     National Care Resources - New York, Inc., National Health Enterprises - NV, Inc., and National Health Enterprises, Inc., dated October 19, 1997, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on November 26, 1997.

10.15Agreement and Plan of Merger, dated as of November 17, 1997, among International Nursing Services, Inc., Cymedix Lynx Corporation and Cymendix Corporation, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on December 24, 1997.

10.16Amendment No. 1 to Agreement  and Plan of Merger,  dated as of December 10,
     1997, among International Nursing Services, Inc., Cymedix Lynx Corporation and Cymedix Corporation, incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the SEC on December 24, 1997.

10.17Stipulation of Settlement  between Ellis Home Care  Services,  Inc. and the
     Company, incorporated by reference to Exhibit 10.1 to the Company's Form 10-QSB for the Quarterly Period ended September 28, 1997, filed with the SEC on November 14, 1997.

10.18Judgment against the Company in favor of Ellis Home Care Services, Inc., incorporated by reference to Exhibit 99 to the Company's Form 10-QSB for the Quarterly Period ended September 28, 1997, filed with the SEC on November 14, 1997.

10.19Settlement and Release  Agreement,  dated November 22, 1996,  among Cymedix
     Corporation, Keith Berman, Global Med Technologies, Inc. and Mick Ruxin, incorporated by reference to Exhibit 10.19 to the Company's Form 10-KSB, filed with the SEC on March 30, 1998.

10.20Loan and Security  Agreement,  dated  February 26,  1996,  between  MedSoft
     OnLine, Inc. and Global Med Technologies, Inc., incorporated by reference to Exhibit 10.20 to the Company's Form 10-KSB, filed with the SEC on March 30, 1998.

10.21Loan and Security  Agreement,  dated May 28, 1997, by and between  National
     Care Resources - New York, Inc., National Care Resources - Texas, Inc., JJ Care Resources, Inc., National Care Resources - Colorado, Inc. TherAmerica, Inc. and International Nursing Services, Inc. and HCFP Funding, Inc., incorporated by reference to Exhibit 10.23 to the Company's Form 10-QSB, filed with the SEC on August 13, 1997.

10.22Purchase and Sale Agreement,  dated September 14, 1998,  among Premier Home
     Health Care Services, Inc., National Care Resources-New York, Inc., and Medix Resources, Inc., incorporated by reference to Exhibit 10.23 to the Company's Form 8-K, filed with the SEC on September 28, 1998.

21.  Subsidiaries of the Company.*

23. Consent of Ehrhardt Keefe Steiner & Hoffman PC, independent certified public accountants for the Company, to the incorporation by reference of its report dated April 2, 1999, appearing elsewhere in this From 10-KSB into the Company's Registration Statement on Form S-2 (reg. No. 333- ).*

27.  Financial Data Schedule.*

*Filed herewith


     (b) Reports on Form 8-K. The Company filed one report on Form 8-K during the last quarter of 1998 as follows:

          1.   Report filed with the SEC on November 13, 1998,  reporting  under
               Item 5 the issuance of a press release announcing the initiation of an Internet based medical communications network product pilot project.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized on April 12, 1999.

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

      Signature                Title                Date


/s/ John P. Yeros           Chairman of the Board
    -------------           and Chief Executive                April 12, 1999
    John P. Yeros           officer (Principal Executive
                            Officer)

/s/ David Kinsella
    --------------          Controller (Principal
    David Kinsella          Accounting and Financial
                            Officer)                           April 12, 1999


/s/ Thomas J. Oberle        Director
    ----------------                                           April 12, 1999
    Thomas J. Oberle