Form 10QSB
period 1999-03-31
MEDIX RESOURCES INC
filed 1999-05-17
CIK 890784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 28,1999


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934



Commission File Number:                   0-24768

                              MEDIX RESOURCES, INC.
        (Exact name of small business issuer as specified in its charter)


           Colorado                                 84-1123311
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


      7100 E. Belleview Ave, Suite 301, Englewood, CO              80111
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 1999.

           Common Stock, $0.001 par value                  22,762,064
                       Class                             Number of Shares

                 MEDIX RESOURCES, INC.AND SUBSIDIARIES


                                 INDEX




PART I.  Financial Information                                 Page No.


         Item 1.Financial Statements

                Consolidated Balance Sheets -- March 28, 1999
                 (Unaudited) and December 27, 1998...............1

                Unaudited Consolidated Statements of
                Operations -- For the Three
                 Months Ended March 28, 1999 and March 29, 1998..2

                Unaudited Consolidated  Statements of Cash
                 Flows -- For the Three Months
                 Ended March 28, 1999 and March 29, 1998.........3

                Notes to Unaudited Consolidated Financial
                 Statements......................................4

         Item 2.Management's Discussion and Analysis of Financial
                Condition and Results of Operations..............7

PART II. Other Information......................................15

         SIGNATURES.............................................17

         Index to Exhibits......................................18

                      MEDIX RESOURCES, INC.AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                   March 28,      December 27,
                                                                     1999             1998
                                                                ------------      ------------
                                                                 (Unaudited)


                                     Assets
Current assets
 Cash and cash equivalents ................................     $      2,000      $     40,000
 Accounts receivable, net .................................        1,890,000         2,081,000
 Notes receivable .........................................           30,000           563,000
 Prepaid expenses and other ...............................           83,000            97,000
                                                                ------------      ------------
     Total current assets .................................        2,005,000         2,781,000

Property and equipment, net ...............................          200,000           220,000

Other assets
 Intangible assets, net ...................................        2,135,000         2,174,000
                                                                ------------      ------------

Total assets ..............................................     $  4,340,000      $  5,175,000
                                                                ============      ============

                      Liabilities and Stockholders' Deficit
Current liabilities
 Checks in excess of cash .................................     $       --        $     72,000
 Notes payable ............................................          270,000           289,000
 Line-of-credit ...........................................        1,228,000           993,000
 Accounts payable .........................................          855,000           838,000
 Accrued expenses .........................................        1,044,000         1,097,000
 Accrued payroll tax, interest and penalty ................          948,000         1,469,000
 Preferred stock redemption payable .......................          585,000           635,000
                                                                ------------      ------------
    Total current liabilities .............................        4,930,000         5,393,000

Stockholders' deficit
 1996 convertible preferred stock, 10%
  cumulative, $1 par value, 488 shares
  authorized, 8.0 issued and outstanding at
  March 28, 1999 and December 27, 1998,
  liquidation preference $120,000 .........................             --                --

 1997 convertible preferred stock, $1 par
  value, 300 shares authorized, 167.15
  issued and 19.50 outstanding at March 28,
  1999 and December 27, 1998, liquidation
  preference $195,000 .....................................             --                --

 1999 convertible  preferred stock, $1 par
  value, 300 shares authorized, 10.0
  and 0.0 issued and outstanding at March 28,
  1999 and December 27, 1998, respectively ................             --                --

  Common stock, $0.001 par value; 25,000,000
   shares authorized, 21,643,581 and
   21,500,724 issued and outstanding at March 28,
   1999 and December 27, 1998, respectively ...............           22,000            22,000
  Dividends payable with common stock .....................           41,000            39,000
  Additional paid-in capital ..............................       13,103,000        12,882,000
  Accumulated deficit .....................................      (13,756,000)      (13,161,000)
                                                                ------------      ------------
       Total stockholders' deficit ........................         (590,000)         (218,000)
                                                                ------------      ------------

        Total liabilities and stockholders'
          deficit .........................................     $  4,340,000      $  5,175,000
                                                                ============      ============

                 MEDIX RESOURCES, INC.AND SUBSIDIARIES

            Unaudited Consolidated Statements of Operations

                                      For the three     For the three
                                      months ended      months ended
                                        March 28,         March 29,
                                          1999              1998
                                      --------------    --------------

Revenues                            $     3,100,000   $     5,034,000


Direct costs of services                  2,467,000         3,909,000
                                      --------------    --------------

Gross Margin                                633,000         1,125,000

Selling, general and administrative       1,110,000         1,555,000
expenses
                                      --------------    --------------

Net loss from operations                  (477,000)         (430,000)

Interest expense, net                       118,000           180,000
                                      --------------    --------------

Net loss                            $     (595,000)   $     (610,000)
                                      ==============    ==============


Net loss per common share (Note 5)  $        (0.03)   $        (0.03)
                                      ==============    ==============

Weighted average shares                  21,536,831        19,487,068
outstanding
                                      ==============    ==============

                 MEDIX RESOURCES, INC.AND SUBSIDIARIES

            Unaudited Consolidated Statements of Cash Flows


                                                  For the three  For the three
                                                   months ended   months ended
                                                    March 28,      March 29,
                                                       1999           1998
                                                    ----------     ----------

Cash flows from operating activities
 Net loss .....................................     $(595,000)     $(610,000)
 Adjustment to reconcile net loss to net cash
  flows from operating activities
  Depreciation and amortization ...............        60,000        169,000
  Options and warrants issued for services ....        73,000           --
    Net changes in current assets and
     current liabilities ......................      (424,000)       675,000
                                                    ---------      ---------
           Net cash flows (used in) provided by
           operating activities ...............      (886,000)       234,000
                                                    ---------      ---------

Cash flows from investing activities
 Proceeds from sale of property and equipment .         2,000           --
 Purchase of property and equipment ...........        (3,000)       (12,000)
 Proceeds from notes receivable ...............       533,000           --
 Business acquisition costs, net of cash
  acquired ....................................          --          (39,000)
                                                    ---------      ---------
           Net cash flows provided by (used in)
           investing activities ...............       532,000        (51,000)
                                                    ---------      ---------

Cash flows from financing activities
 Advances, net ................................       235,000       (192,000)
 Payments on capital leases and debt ..........       (19,000)       (24,000)
 Net proceeds from issuance of preferred stock        100,000           --
                                                    ---------      ---------
           Net cash flows provided by (used in)
           financing activities ...............       316,000       (216,000)

Net decrease in cash and cash equivalents .....       (38,000)       (33,000)

Cash and cash equivalents, at beginning
 of period ....................................        40,000        158,000
                                                    ---------      ---------

Cash and cash equivalents, at end of period ...     $   2,000      $ 125,000
                                                    =========      =========

-------------------------------------------------

Non-cash investing and financing activities for the three months ended March 28, 1999:

          Issuance of 142,857 shares of common stock for a $50,000 reduction in preferred redemption payable.

          350,000 options to purchase common stock valued at approximately $48,000 were granted for services.

          125,000  warrants to purchase  common  stock  valued at  approximately
          $25,000 were granted for services. Dividends declared payable in common stock were $2,000.

                 MEDIX RESOURCES, INC.AND SUBSIDIARIES


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements as of December 27, 1998 have been derived from audited financial statements, the report on which included an explanatory paragraph describing uncertainties concerning the Company's ability to continue as a going concern. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the fiscal year ended December 27, 1998. The results of operations for the three months ended March 28, 1999 are not necessarily indicative of the results for the entire fiscal year ending December 26, 1999.

2.    EQUITY TRANSACTIONS

In April 1998, the Company repurchased 76 of its outstanding units of convertible preferred stock and warrants from the 1997 private placement for $760,000 to be paid by September 1998. The Company did not make the first payment due under the repurchase agreement by May 1, 1998. As provided in the repurchase agreement, the missed payment caused the entire $760,000 to be immediately due and payable, however, the sole obligation of the Company is to issue shares of its common stock at a purchase price of 75% of the average last price quoted for ten days prior to the payment deadline. In June 1998, the Company made payments of $125,000 per the repurchase agreement. In March 1999, the Company converted $50,000 of the balance due under the repurchase agreement into 142,857 shares of common stock. The balance due under the repurchase agreement at March 28, 1999 is $585,000 which may be converted to approximately 1,671,000 shares at a purchase price of $0.35. In April 1999, the Company converted an additional $150,000 of the balance due under the repurchase agreement into 428,571 shares of common stock.

In January 1999, the Company issued 125,000 warrants to purchase common stock at $0.21 per share to a consulting firm in conjunction with a financial advisor services agreement. The Company recorded consulting expense of $25,000 related to the issuance of these warrants.

In April 1999, the Company completed a private placement of units consisting of one share of 1999 Series A convertible preferred stock (1999 A Preferred Stock) and one thousand warrants. Each unit was sold for $1,000. The A Preferred Stock is convertible into common stock at a price of $0.25 per share from October 1, 1999 through March 1, 2003. There are no dividends unless the Shares of Common Stock underlying the preferred is not registered with the Securities and Exchange Commission by September 30, 1999. If the aforementioned registration is not completed, then the holder receives dividends of 10% per annum. Each warrant entitles the holder to purchase one share of common stock at $1.00 from October 1, 1999 to October 1, 2000. The Company received $100,000 in March 1999 and $200,000 in April 1999 under its private placement.

                 MEDIX RESOURCES, INC.AND SUBSIDIARIES


In April 1999, the Company initiated a private placement of units consisting of one share of 1999 Series B convertible preferred stock (1999 B Preferred Stock) and two thousand warrants. Each unit was sold for $1,000. The B Preferred Stock is convertible into common stock at a price of $0.50 per share from October 1, 1999 through October 1, 2003. There are no dividends unless the Shares of Common Stock underlying the preferred is not registered with the Securities and Exchange Commission by September 30, 1999. If the aforementioned registration is not completed, then the holder receives dividends of 10% per annum. Each warrant entitles the holder to purchase one share of common stock at $1.00 from October 1, 1999 to October 1, 2002. The Company has received $840,000 through May 14, 1999 under its private placement.

3.    STOCK OPTIONS

On January 15, 1999 the Company granted 350,000 options to purchase common stock, at $0.25 per share, all of which were granted to outside consultants. The Company recorded consulting expense of $48,000 related to the grant of these options.

On March 19, 1999 the Company granted 225,000 options to purchase common stock at $0.25 per share under the Company's 1996 Stock Incentive Plan, all of which were granted to officers and employees.

In March 1999, the Company canceled 21,500 and granted 181,500 options to purchase common stock, at $0.25 per share, all of which were granted to employees and outside consultants.

4.    LITIGATION

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

                 MEDIX RESOURCES, INC.AND SUBSIDIARIES


5.    LOSS PER SHARE

In accordance with the Securities and Exchange Commission's position on accounting for preferred stock with convertible features that are in the money at the time of issuance, the Company has imputed a value associated with such conversion features and has recorded the value as a discount on the preferred stock. The Company amortizes the imputed discount on the preferred stock over the period from issuance of the preferred stock to the earliest period at which the preferred stock becomes convertible. As the Company's 1999 Series A Preferred Stock issuances are not convertible until October 1, 1999, the Company has amortized in the first quarter 17% of the imputed discount as a component of dividends on preferred stock. The Company recorded additional dividends to preferred stockholders of approximately $3,000 for the quarter ended March 28, 1999, which represents an imputed increase to the dividend yield and not a contractual obligation on the part of the Company to pay such imputed dividends.

Loss  per share applicable to common stockholders is calculated as follows:

                                           For the three    For the three
                                            months ended     months ended
                                           March 28, 1999   March 29, 1998
                                            -------------     ------------

Net loss ..............................     $   (595,000)     $   (610,000)
Preferred stock dividends - stated rate           (2,000)           (5,000)
Preferred stock  dividends - imputed
 discount .............................           (3,000)             --
                                            ------------      ------------
Net loss applicable to common
 stockholders .........................     $   (600,000)     $   (615,000)
                                            ============      ============

Basic loss per common share ...........     $      (0.03)     $      (0.03)
                                            ============      ============

Weighted average shares outstanding ...       21,536,831        19,487,068
                                            ============      ============

                 MEDIX RESOURCES, INC.AND SUBSIDIARIES


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

                 MEDIX RESOURCES, INC.AND SUBSIDIARIES


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

Medical Information Software Operations. The Company, through its subsidiary Cymedix Lynx Corporation has only recently begun its medical software line of business through the acquisition of a development stage medical software business. The uncertainties and risks that accompany forward-looking statements are enhanced by the Company's lack of experience in this business. The Company has no experience in marketing of software products, providing software support services, evaluating demand for products, financing a software business and dealing with government regulation of software products. As a developer of information systems, the Company will be required to anticipate and adapt to evolving industry standards and new technological developments. The market for the Company's software products is characterized by continued and rapid technological advances in both hardware and software development, requiring ongoing expenditures for research and development and the timely introduction of new products and enhancements to existing products. The establishment of standards is largely a function of user acceptance. Therefore, such standards are subject to change. The Company's future success, if at all, will depend in part upon its ability to enhance existing products, to respond effectively to technology changes, and to introduce new products and technologies to meet the evolving needs of its clients in the health care information systems market. The Company is currently devoting significant resources toward the development of products. There can be no assurance that the Company will successfully complete the development of these products in a timely fashion or that the Company's current or future products will satisfy the needs of the health care information systems market. Further, there can be no assurance that products or technologies developed by others will not adversely affect the Company's competitive position or render its products or technologies noncompetitive or obsolete.
                                 - 8 -

                 MEDIX RESOURCES, INC.AND SUBSIDIARIES


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

                 MEDIX RESOURCES, INC.AND SUBSIDIARIES


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

Company Specific Factors. Important factors to be considered in connection with forward-looking statements include, without limitation, (a) the fact that the Company has reported net losses in the last several years and has an accumulated deficit, a negative net worth, and a working capital deficit at the end of its most recent fiscal quarter; (b) the Company's auditors have included a "going concern" exception in their report on the Company's financial statements; (c) the Company's lack of working capital and inability to generate positive cash flow from operations may require the Company to raise additional equity or debt financing in order to fund operations and the Company may be unable to raise such debt or equity financing; (d) Nasdaq informed the Company on July 14, 1998 that it was delisted for non-compliance with a requirement to remain listed on the Nasdaq SmallCap market. The non-compliance was for failing to maintain tangible net worth of $2.0 million. Being delisted from the Nasdaq SmallCap market significantly impedes the Company's ability to raise future equity capital; (e) at May 6, 1999 the Company had substantial delinquent liabilities, which, if the creditors instituted collection proceedings, could cause financial failure of the Company if payment could not be made or extension arrangements could not be negotiated; and (f) various other factors may cause actual results to vary materially from the results contemplated in any forward-looking statements included in this filing. No assurances can be given that the foregoing factors will not result in a material adverse effect on the Company and its operations.

                 MEDIX RESOURCES, INC.AND SUBSIDIARIES


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Forward-Looking Statements and Associated Risks (continued)

As of May 14, 1999, the Company does not have a source of funds for the funding of the development of its Cymedix software products. The Company is currently pursuing sources of funds, but no assurance can be given that the Company will be successful.

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

                 MEDIX RESOURCES, INC.AND SUBSIDIARIES


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Comparison of three months ended March 28, 1999 and March 29, 1998

The Company generated approximately $3,100,000 in revenues from operations for the first quarter of 1999, compared to approximately $5,034,000 in revenues for the first quarter of 1998. The decrease in sales for the quarter is due primarily to the sale of two New York divisions, STAT and Ellis, in September 1998. The two New York divisions generated revenues of approximately $1,665,000 in the first quarter of 1998. The sale of these operations has and will continue to significantly reduce the Company's future revenues. Therapist staffing revenues in California and Colorado were also down significantly from the first quarter of 1998. These decreases were partially offset by increased nurse staffing revenues in the Texas, Colorado and Travel divisions. The Company intends to sell all of its staffing operations. These operations currently represent all of the Company's revenues. If completed, Cymedix would be the Company's only business operation. Cymedix does not currently generate any revenue. The sale of the staffing operations would significantly reduce the Company's revenues.

The Company's gross margin percentage decreased from 22% for the first quarter of 1998 to 20% for the third quarter of 1999. The decrease is primarily due to the sale of the higher margin New York divisions.

Selling, general and administrative expenses decreased approximately $445,000 from $1,555,000 in the first quarter 1998 to $1,110,000 in the first quarter 1999. This decrease was primary due to the sale of the New York divisions, related corporate downsizing, and a reduction in amortization related to the fourth quarter 1998 impairment of intangible assets. The decrease was partially offset by an increase in Selling, general, administrative expenses incurred by Cymedix of approximately $186,000. Cymedix's Selling, general, administrative expenses were $487,000 in the first quarter 1999 and $301,000 in the first quarter of 1998.

Loss from operations increased $47,000 from $430,000 in the first quarter 1998 to $477,000 in the first quarter 1999. The increase primarily due to the increase in Cymedix's Selling, general and administrative expenses.

Interest expense decreased approximately 34% from $180,000 in the first quarter 1998 to $118,000 in the first quarter of 1999. The decrease is primarily due to the sale of the New York divisions.

The Company's net loss decreased $15,000 from $610,000 for the first quarter 1998 to $595,000 for the first quarter 1999. The decrease is primarily due to the reduction in interest expense.

Liquidity and Capital Resources

At March 28, 1999, the Company's current liabilities were approximately $4,930,000 and current assets were approximately $2,005,000 and it had a negative net worth. The Company is currently delinquent in the payment of certain of its current liabilities.

                 MEDIX RESOURCES, INC.AND SUBSIDIARIES


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

In order for the Company to meet its current obligations, management anticipates the need to raise additional debt or equity capital or sell assets (see Forward-Looking Statements and Associated Risks, including Company Specific Factors). In April 1999, the Company completed a private placement for $300,000. The Company received $100,000 in March 1999 and $200,000 in April 1999 from the private placement. In April 1999, the Company initiated another private placement. The Company has received $840,000 through May 14, 1999 under this private placement. The Company intends to sell its staffing operations to raise additional capital. However, there are no current agreements in place to engage in such a transaction.

Proceeds from the private placements will not provide adequate funds to support the projected development and marketing costs of the Cymedix software products. Sales of Cymedix software products have not met, and on-site testing of installed products has taken longer than, the Company's initial expectations. See "Forward-Looking Statements and Associated Risks - Medical Information Software Operations" and "Company Specific Factors" above.

The Company has historically released certain of its checks in anticipation of receiving cash proceeds from its line of credit agreement. The Company does not have an arrangement with its banks to cover checks presented in excess of its collected cash balance; however, this situation has not occurred as the Company releases its checks as close as possible to its funding date.

Year 2000 Disclosure

The Company currently utilizes an external vendor for hardware and packaged software support. The external vendor has tested all hardware, operating systems, and software for year 2000 compliance. The external vendor identified 13 PC's that are not compliant and would require replacement or upgrades. The Company uses current versions of widely used, publicly available software for its accounting and other data processing requirements. The Company has obtained year 2000 certification from these software vendors. The certification for the Company's accounting software involves an upgrade to the version currently in use. Cymedix Lynx was designed to be year 2000 compliant. The Cymedix software products have been tested internally and have been found to be compliant. The Company does not anticipate the need to have the Cymedix software products independently certified due to it's recent development and Y2K compliant operating system. The Company's relations with banks, lending institutions, current and future customers and vendors may be impacted by their ability to become year 2000 compliant.

Hardware upgrades or replacements are scheduled to be completed by August 31, 1999. The upgraded and replaced systems are scheduled to be tested by September 30, 1999. The Company intends to obtain documentation of year 2000 compliance from its banks, lending institutions, and significant customers and vendors by June 30, 1999.
                                - 13 -

                 MEDIX RESOURCES, INC.AND SUBSIDIARIES


Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Year 2000 Disclosure (continued)

The Company does not feel costs relating to year 2000 will have a material effect on the Company's financial statements. Hardware replacements or upgrades related to year 2000 should be less than $20,000 and software upgrades should be less than $10,000. If required, an independent certification of the Cymedix software products would cost approximately $20,000.

                      PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

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

Item 2.  Changes in Securities and Use of Proceeds

Unregistered sales of securities by the Company for the quarter reported on. See
Note 2 to the unaudited consolidated financial statements elsewhere herein.


                                   No. of                                       Exemption
Security Issued          Date      Shares     Consideration        Purchasers    Claimed
---------------       ---------   --------    -------------       ------------  ----------

Common Stock            3/5/99    142,857     Conversion of         Private      Section 3(a)(9)
                                               Debt                  Investors

Units of Series A       3/24/99       100     $100,000              Private      Section 4(2)
 Preferred Stock                                                     Investors


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

      Filing Date         Items

March 1, 1999             Item 5,  reporting  press release on retaining the
                          services of two outside  advisors,   The  Fountainhead
                          Group,  LLC  and  Creative   Management Strategies.

                              SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 14, 1999

                              MEDIX RESOURCES, INC.
                                  (Registrant)



                               /s/ John P. Yeros
                                   John P. Yeros
                                   Chairman and Chief Executive Officer
                                   (Principal Executive Officer)



                               /s/ David Kinsella
                                   David Kinsella
                                   Controller
                                   (Principal   Financial  and   Accounting
                                   Officer)

                           INDEX TO EXHIBITS

3.1.12 Articles of Amendment of Articles of Incorporation of the Company as filed on April 21, 1999 with the Secretary of State of the State of Colorado.

4.7 Form of 1999 Unit Warrant.

27    Financial Data Schedule