Form 10-K/A
period 1998-12-31
MEDIX RESOURCES INC
filed 1999-07-23
CIK 890784

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

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of April 9, 1999 was approximately $15,060,000 (for purposes of the foregoing calculation only, each of the registrant's officers and directors is deemed to be an affiliate).

There were 21,643,581 shares of registrant's Common Stock outstanding as of April 9, 1999.

Documents  incorporated  by  reference:   Portions  of  the  registrant's  Proxy
Statement that will be filed with the Securities and Exchange Commission in connection with the registrant's annual meeting of stockholders are incorporated by reference into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                            TABLE OF CONTENTS


PART I..............................................................1

ITEM 1.  DESCRIPTION OF BUSINESS....................................1
ITEM 2   DESCRIPTION OF PROPERTY...................................10
ITEM 3.  LEGAL PROCEEDINGS.........................................10
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......10

PART II  ..........................................................11

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS......................................11
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
          OF OPERATION.............................................11
ITEM 7.  FINANCIAL STATEMENTS......................................19
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE...................20

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
          CONTROL PERSONS; COMPLIANCE WITH SECTION
          16(A) OF THE EXCHANGE ACT................................20
ITEM 10. EXECUTIVE COMPENSATION....................................20
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND AGREEMENT............................................20
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............20
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..........................20

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

During 1999, the Company's Chairman and CEO intends to accomplish the following goals: (1) the sale of all the business operations of the Company other than the operations of its wholly-owned subsidiary, Cymedix Lynx Corporation; (2) adding at least three additional members to the Board of Directors of the Company who have experience and expertise in one or more disciplines that are important to the success of a company operating in the computer software business; (3) the election by the Board of Directors of the Company of a successor President and Chief Executive Officer who has experience in successfully operating a software company or marketing medical software products; and (4) obtaining financing to provide working capital to the Company and to fund the development, marketing, sales and servicing of Cymedix computer software, in an amount of at least $1,000,000.

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

Healthcare Services

Overview. The Company provides medical supplemental staffing, principally to healthcare institutions in the form of either staffing done on a daily basis or through travel nurse assignments that are generally thirteen weeks or longer in length. Health care institutions use supplemental staffing for the following reasons:

o    Local and regional health care worker shortages;
o    Episodic needs for specialty health care during specific disease epidemics;
     o Increased patient acuity mix within the hospital markets; o Increases in labor intensive medical care technology; o The aging of the population; o Hospital trends to contain costs by cutting back staff positions to a minimal level and supporting periodic increased occupancy rates with supplemental staffing;
o Early discharge pressures have caused hospitals to provide more outpatient and home health care programs; and
o Numerous health care organizations have developed special or innovative arrangements for early discharges, including both pre-and post-admission services.

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

Business Strategy. The Company's strategy is to provide comprehensive services to patients located in hospitals, health care organizations and homes. Staffing is provided in homes, school settings, hospitals, clinics and physician offices utilizing a supplemental diversified mix of traditional nursing and other allied health care professionals such as physical, occupational and respiratory therapists, home health aides, and other nursing professionals.

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

Other key elements of the Company's strategy include:

o    Improvement of customer relationships;
o    Continued contracting and marketing efforts; and
o    Expansion services in response to customer demand

The foregoing business strategies include forward-looking statements, the realization of which are subject to risks and uncertainties that may be impacted by certain important factors discussed elsewhere herein. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - Forward-Looking Statements and Associated Risks".

Customers. The Company's customers include, but are not limited to, patients, hospitals, physicians, third party payers, educational facilities and other types of health care organizations. Billing, payment arrangements and staffing agreements with the Company's customers are stipulated by contracts with the customer. The contracts are not exclusive and do not obligate the customer to utilize a certain amount of service for any specific period of time. Customers often use several supplemental staffing agencies to meet their needs and the Company competes with these agencies on the basis of pricing, availability of caregivers, and quality of services.

Services. The Company offers a broad range of professional and support services to meet medical and personal needs in the home or in health care or educational facilities. The following provides a brief description of the services customarily provided by skilled nursing personnel and other caregivers placed with customers.

o Registered Nurses provide a broad range of nursing care services, including skilled observation and assessment, instruction of patients regarding medical and technical procedures, direct hands-on treatment, and communication and and coordination with the attending physician or other service agencies.
o Licensed Practical Nurses perform, under the supervision of a registered nurse, technical nursing procedures, which include injections, dressing changes, assistance with ambulation and catheter care.
o Physical and Rehabilitation Therapists provide services related to the reduction of pain and improved rehabilitation of joints and muscles, including strengthening and range-of-motion exercise, heat lamp therapy and massage.

o Occupational Therapists assist patients in restoring their ability to perform routine activities of daily living by offering instruction in self care, discussing techniques for coping with physical disability and suggesting the use of assistant devices or home adaption to make living at home easier.
o Speech Therapists retrain patients who have swallowing difficulties or speech, language or hearing problems to improve their physical capabilities or communication abilities.
o Respiratory Therapists specialize in the prevention, assessment, treatment, management, and rehabilitation of individuals with respiratory disorders or cardiopulmonary disease.
o Home Health and certified Nurse Aides, working under the supervision of a registered nurse, provide health-related services and personal care such as assistance with ambulation, limited range-of-motion exercises and monitoring of vital signs.
o Homemakers/Companions provide personal care and assistance with daily living activities, including bathing, dressing, grooming, meal preparation, light housekeeping and occasional shopping for essential items.
o Rehabilitation Consulting provides medical and vocational counseling, consulting, training and expert testimony to businesses, employee-patients and disabled individuals in connection with physical disability rehabilitation programs and obligations under the Americans with Disabilities Act.

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

Medical Information Software

In January 1998, the Company acquired a developer of software applications for medical information management. The acquired business had been organized in November 1995. The Company's first two software products, Cymedix Lynx and Universal Data Interface, are being marketed to the medical community. Cymedix Lynx manages remote information distribution in the healthcare industry and manages information integration. These two products, together with their relational database technology, will provide physicians with a permanent, ongoing record of their patients' insurance, managed care affiliation, referral status, medical history and medical history and diagnosis. Cymedix Lynx is Internet based, but completely secure, and provides doctors with forms to order medical procedures, make referrals and check insurance illegibility.

Customers and Marketing. The marketing strategy for the LYNX products of the Company's subsidiary, Cymedix Lynx Corporation, will focus on the direct cost savings that can be achieved by using the Internet as the platform for medical data exchange compared to the current manual and semi-automated practices of competitors, relying on a combination of mail, telephone, fax or private network communications. The subsidiary will also emphasize the value added features of its LYNX software in making the flow of medical data more efficient..

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

Competition. Competition can be expected to emerge from established healthcare information vendors and established or new internet related vendors. The most likely competitors are companies with a focus on clinical information systems and enterprises with an Internet commerce or electronic network focus. Many of these competitors will have access to substantially greater amounts of capital resources than the Company has access to, for the financing of technical, manufacturing and marketing efforts. Frequently, these competitors will have affiliations with major medical product companies or software developers, who will assist in the financing of such competitor's product development. The Company will seek to raise capital to develop Cymedix products in a timely manner, however, so long as the operations of the Company remain underfunded, as they now are, the Company and its subsidiary will be at a competitive disadvantage.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's executive offices are located at 7100 East Belleview Ave., Suite 301, Englewood, Colorado. A summary of the Company's facilities is provided below:

                                        Square      Expiration       1998
                                        Footage        Date          Rent
                                     ------------   -----------   -----------


Houston, Texas                           1,749        5/31/00      $ 15,000
San Antonio, Texas                       1,270        4/30/01        18,000
Englewood, Colorado                      5,236        7/31/03        93,000
Ontario, California                      1,151       11/30/01        25,000
Emeryville, California                     791        8/31/00        18,000
Thousand Oaks, California                3,223       11/30/00        50,000
                                        ------                     --------

                           Totals:      13,420                     $219,000
                                        ======                     ========

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

                                                   Common  Stock  Bid Price
                                                   ------------------------
                                                      High           Low
                                                   ----------      --------

1997 Fiscal Year
      First Quarter                                 $    1.50     $    0.63
      Second Quarter                                      .69           .19
      Third Quarter                                       .19           .13
      Fourth Quarter                                      .38           .13

1998 Fiscal Year
      First Quarter                                 $     .38     $     .25
      Second Quarter                                      .81           .25
      Third Quarter                                       .44           .06
      Fourth Quarter                                      .31           .05

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

Company Specific Factors. Important factors to be considered in connection with forward-looking statements include, without limitation, (a) the fact that the Company has reported net losses in the last several years and has an accumulated deficit and a working capital deficit at the end of its 1998 fiscal year; (b) the Company's auditors have included a "going concern" exception in their report on the Company's financial statements; (c) the Company's lack of working capital and inability to generate positive cash flow from operations will require the Company to raise additional equity or debt financing in order to fund operations and the Company may be unable to raise such debt or equity financing; (d) Nasdaq informed the Company on July 14, 1998 that it was delisted for failing to maintain tangible net worth of $2.0 million, which significantly impedes the Company's ability to raise future equity capital; (e) at April 9, 1999, the Company had substantial delinquent liabilities, which, if the creditors instituted collection proceedings, could cause the financial failure of the Company if payment could not be made or extension arrangements could not negotiated; and (f) various other factors may cause actual results to vary materially from the results contemplated in any forward-looking statements included in this filing. No assurances can be given that the foregoing factors will not result in a material adverse effect on the Company and its operations.

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

Results of Operation
Comparison of Years Ended December 27, 1998 and December 28, 1997

Total net revenues decreased approximately 30% from $24,875,000 for the year ended December 28, 1997 ("fiscal 1997") to $17,412,000 for the year ended December 27, 1998 ("fiscal 1998"). The decrease was mainly attributable to the sales of the homecare division in September 1997, Paxxon in October 1997, and STAT and Ellis in September 1998. Revenue from the divisions sold were $4,679,000 in fiscal 1998 and $10,913,000 in fiscal 1997. TherAmerica revenues were down approximately 38% from $8,388,000 in fiscal 1997 to $5,236,000 in fiscal 1998. These decreases were partially offset by revenue increases in the Colorado and travel nursing divisions.

The decrease in TherAmerica revenues has substantially reduced the Company's revenues. The Company has partially addressed this decrease by implementing nurse staffing at the two California TherAmerica branches. The sale of the STAT, Ellis, Paxxon, and the homecare division has and will continue to substantially reduce the Company's revenues.

The Company's gross margin percentage decreased from 23.5% in fiscal 1997 to 22.7% in fiscal 1998. The decrease was primarily due to the sale of the higher margin New York divisions, downward margin pressure in the TherAmerica division, and increased revenues in the lower margin travel nursing division.

Selling, general, and administrative expenses increased approximately $488,000 or 9% from $5,670,000 in the fiscal 1997 to $6,158,000 in fiscal 1998. This increase includes approximately $1,422,000 of selling, general, and administrative expenses incurred by Cymedix which was partially offset by a reduction of $934,000 related to the sale of divisions.

Income (loss) from operations decreased $5,174,000 from income from operations of $610,000 in fiscal 1997 to a loss from operations of ($4,564,000) in fiscal 1998. The decrease reflects loss on sale of divisions of $316,000 and impairment of intangible assets of $2,040,000 in fiscal 1998 compared to a gain on sale of assets of $422,000 in fiscal 1997 (see Notes 1 and 4 to the Consolidated Financial Statements). The loss from operations in fiscal 1998 also reflects increase of selling, general, and administrative expenses related to Cymedix and the reduction in gross profit discussed in the above paragraphs.

Interest expense decreased approximately 24% from $1,125,000 in fiscal 1997 to $858,000 in fiscal 1998. The decrease is primarily due to interest paid on a bridge loan in fiscal 1997 and a reduction in funding costs on accounts receivable due to the sale of the homecare division, Paxxon, STAT, and Ellis. The decrease was partially offset by increased accrued interest on late payroll taxes. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION -- Liquidity of Capital Resources" and Notes 1, 3, and 6 to the Consolidated Financial Statements.

Net loss increased from ($515,000) in fiscal 1997 to ($5,422,000) in fiscal 1998.

Liquidity and Capital Resources

The Company's current liabilities at December 27, 1998 aggregated approximately $5,393,000 and current assets at December 27, 1998 aggregated approximately $2,781,000. The Company is currently delinquent in the payment of certain of its current liabilities. Such obligations include federal income tax withholdings from employees and employer payroll taxes. Subsequent to year end, the Company has paid $588,000 in delinquent payroll tax deposits. As of April 9, 1998 the Company was current on all federal payroll tax deposits. Penalties and interest due to the IRS on late payroll tax deposits are still outstanding. The Company is also in default on a delinquent note payable assumed in the Cymedix merger. The note payable is secured by the intellectual property of Cymedix. If the note holder were to foreclose its security interest, the ability of Cymedix to generate future revenues would be adversely affected. See Note 6 to the Consolidated Financial Statements.

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

On September 14, 1998, the Company sold its two remaining two New York operations for approximately $1,530,000 payable with $1,000,000 in cash and approximately $530,000 in notes. The cash proceeds from the sale were primarily used to reduce the balance on the Company's line-of-credit. In February 1999, the Company accepted a prepayment on the notes of approximately $463,000. Proceeds from the prepayment were used to pay delinquent IRS payroll tax deposits. In the three and a half months subsequent to the sale, the Company received approximately $1,600,000 in cash receipts from the collection of New York accounts receivable. During 1999, the Company expects to receive $300,000 from the same source. These cash receipts will not provide adequate funds to support the projected development and marketing costs of the Cymedix software products.

Sales of Cymedix software products have not met, and on-site testing of installed products has taken longer than, the Company's initial expectations. See "Forward-Looking Statements and Associated Risks Medical Information Software Operations" and "Company Specific Factors" above.

The two New York operations that were sold, provided $7,090,000 in revenues for the 1997 fiscal year and $4,679,000 in revenues for the first nine months of 1998 prior to their sale. The sale of these operations will significantly reduce the Company's revenues. The Company will need to obtain additional financing or sell additional assets in order to generate sufficient cash to support its operations, including the development of a marketing of Cymedix software products, for the next twelve months. In 1999, the Company completed a private placement for $300,000. The Company received $250,000 through April 7, 1999 under its private placement. See Note 12 to the Consolidated Financial Statements. The Company is currently pursuing other scenarios to raise additional capital.

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





                                   /s/Ehrhardt Keefe Steiner & Hottman PC
                                      Ehrhardt Keefe Steiner & Hottman PC
April 2, 1999 (except for Note 12
 as to which the date is June 11, 1999)
Denver, Colorado

                     MEDIX RESOURCES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet
                                December 27, 1998


                                   Assets
Current assets
  Cash .................................................     $     40,000
  Accounts receivable, net of allowance of $509,000 ....        2,081,000
  Notes receivable .....................................          563,000
  Prepaid expenses and other ...........................           97,000
                                                             ------------
     Total current assets ..............................        2,781,000


Property and equipment, net ............................          220,000

Other assets
  Intangible assets, net ...............................        2,174,000
                                                             ------------

Total ..................................................     $  5,175,000
                                                             ============

                   Liabilities and Stockholders' Deficit
Current liabilities
  Checks written in excess of bank balance .............     $     72,000
  Notes payable ........................................          289,000
  Line-of-credit .......................................          993,000
  Accounts payable .....................................          838,000
  Accrued expenses .....................................        1,097,000
  Accrued payroll taxes, interest and penalties ........        1,469,000
  Preferred redemption payable .........................          635,000
                                                             ------------
     Total current liabilities .........................        5,393,000
                                                             ------------

Commitments and contingencies

Stockholders' deficit
  Preferred stock, 10% cumulative convertible,
   $1 par value 488 shares authorized, 155
   issued, 8.00 outstanding, liquidation
   preference $120,000 .................................             --
  1997 convertible preferred stock, $1 par value
   300 shares authorized 167.15 shares issued,
   19.50, liquidation preference $195,000 ..............             --
  Common stock, $.001 par value, 50,000,000 shares
   authorized, 21,500,727 issued and outstanding .......           22,000
  Dividends payable with common stock ..................           39,000
  Additional paid-in capital ...........................       12,882,000
  Accumulated deficit ..................................      (13,161,000)
                                                             ------------
     Total stockholders' deficit .......................         (218,000)
                                                             ------------

Total ..................................................     $  5,175,000
                                                             ============





            See notes to consolidated financial statements.

                     MEDIX RESOURCES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations


                                                    For the        For the Year
                                                   Year Ended          Ended
                                                  December 27,      December 28,
                                                      1998              1997
                                                  ------------      ------------
Revenues ....................................     $ 17,412,000      $ 24,875,000

Direct costs of services ....................       13,462,000        19,017,000
                                                  ------------      ------------

Gross margin ................................        3,950,000         5,858,000

Selling, general, and administrative expenses        6,158,000         5,670,000

Impairment of goodwill ......................        2,040,000              --

(Loss) gain on sale of divisions ............         (316,000)          422,000
                                                  ------------      ------------

(Loss) income from operations ...............       (4,564,000)          610,000

Interest expense ............................          858,000         1,125,000
                                                  ------------      ------------

Net loss ....................................     $ (5,422,000)     $   (515,000)
                                                  ============      ============

Basic loss per common share .................     $       (.26)     $       (.15)
                                                  ============      ============

Weighted average common shares outstanding ..       20,772,801         9,848,824
                                                  ============      ============


                See notes to consolidated financial statements.

                MEDIX RESOURCES, INC. AND SUBSIDIARIES

      Consolidated Statement of Changes In Stockholders' Deficit
     For the Years Ending December 27, 1998 and December 28, 1997



                                                        Common Stock              Preferred Stock         Preferred Stock 1997
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

                     MEDIX RESOURCES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                                       For the         For the Year
                                                     Year Ended           Ended
                                                     December 27,      December 28,
                                                         1998              1997
                                                     ------------      ------------
Cash flows from operating activities
   Net loss ....................................     $ (5,422,000)     $   (515,000)
                                                     ------------      ------------
   Adjustments to reconcile net loss to net
    cash provided by operating activities -
      Depreciation and amortization ............          654,000           606,000
      Common stock issued for services .........             --              18,000
      Impairment of goodwill ...................        2,040,000           349,000
      Basis in assets of divisions sold ........             --             770,000
      Loss on sale of divisions and fixed assets          334,000              --
      Imputed interest expense on convertible
       debt ....................................             --             134,000
      Change in assets and liabilities -
        Accounts receivable, net ...............        2,478,000           (57,000)
        Prepaid expenses and other .............           42,000          (108,000)
        Checks written in excess of bank balance           72,000           (65,000)
        Accounts payable and accrued expenses ..          864,000          (279,000)
                                                     ------------      ------------
                                                        6,484,000         1,368,000
                                                     ------------      ------------
           Net cash provided by operating
            activities .........................        1,062,000           853,000
                                                     ------------      ------------

Cash flows from investing activities
   Proceeds from sale of divisions .............        1,350,000              --
   Business acquisitions (net of cash acquired)           (20,000)       (2,000,000)
   Purchase of property and equipment ..........          (35,000)          (21,000)
   Proceeds from the sale of fixed assets ......            3,000            57,000
   Issuance of notes receivable ................             --            (491,000)
   Payments on notes receivable ................           93,000              --
                                                     ------------      ------------
           Net cash provided by (used in)
            investing activities ...............        1,391,000        (2,455,000)
                                                     ------------      ------------

Cash flows from financing activities
   Proceeds from issuance of debt and notes
    payable ....................................           43,000         1,000,000
   Advances under financing agreement ..........       17,425,000        23,589,000
   Payments under financing agreement ..........      (19,975,000)      (23,364,000)
   Principal payments on debt and notes payable           (64,000)       (1,185,000)
   Issuance of preferred and common stock, net
    of offering costs ..........................             --           1,720,000
                                                     ------------      ------------
           Net cash (used in) provided by
            financing activities ...............       (2,571,000)        1,760,000
                                                     ------------      ------------

Net (decrease) increase in cash ................         (118,000)          158,000

Cash, beginning of period ......................          158,000              --
                                                     ------------      ------------

Cash, end of period ............................     $     40,000      $    158,000
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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Medix Resources, Inc. and its wholly-owned subsidiaries, National Care Resources - Colorado, Inc., National Care Resources - Texas, Inc., TherAmerica, Inc. and Cymedix Lynx Corporation. All intercompany transactions have been eliminated.

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

Concentration of Credit Risk (continued)

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

Subsequent to December 27, 1998, the Company paid approximately $450,000 of the amount representing the unpaid federal payroll taxes, exclusive of interest and penalties.

Management's plans in regard to these matters include holding a shareholder meeting to increase its authorized stock and pursuing a number of alternatives for additional financing which may include the sale of its remaining divisions or a public and/or private offering of the Company's securities (Notes 12 and 13). The Company is currently holding discussions with investment bankers and financial institutions related to an offering of securities and new debt financing. Additionally, during the year ended December 27, 1998 (Note 2), the Company merged with Cymedix Corporation, which has developed software for the secure exchange of medical data on the Internet. Cymedix is in its development stage, and no significant revenue has been generated from its software products. There can be no assurance that the Cymedix Corporation merger will produce positive cash flows, or that the Company will be able to obtain any additional future financing on terms acceptable to the Company.

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
                                                  ----------

                                                  $2,345,000
                                                  ==========

The following table reflects the unaudited historical and pro forma results of the Company's 1998 acquisitions.

                              (Unaudited)

                                  Historical(1)      Cymedix     Adjustments(1)     Totals
                                  -------------    -----------   --------------   -----------

Year Ended December 28, 1997

Revenues                           $24,875,000    $      -       $        -       $24,875,000
                                   ===========    ===========    =============    ===========

Net (loss)                         $  (515,000)   $  (922,000)   $    (156,000)   $(1,593,000)

Preferred stock dividends             (972,000)       (29,000)          29,000       (972,000)
                                   -----------    -----------    -------------    -----------

Net (loss) applicable to
 common shareholders               $(1,487,000)   $  (951,000)   $    (127,000)   $(2,565,000)
                                   ===========    ===========    =============    ===========

Basic net (loss) per common
 share                                   (0.09)         (0.05)            (.01)          (.15)
                                   ===========    ===========    =============    ===========

Weighted average shares
 outstanding                        16,828,824                                    16,828,824
                                   ===========                                    ===========

(1) Adjustments relate to the amortization of goodwill, and dividends on convertible preferred stock converted into common stock in the merger have been eliminated.

Note 3 - Balance Sheet Disclosures

Property and equipment consists of the following:

      Furniture and fixtures                        $ 93,000
      Computer hardware and software                 491,000
                                                     584,000
      Less accumulated depreciation                 (364,000)
                                                    --------

                                                    $220,000
                                                    ========

Depreciation expense was $96,000 and $121,000 for the years ended December 27, 1998 and December 28, 1997, respectively.

Intangible assets consist of the following:

      Goodwill related to Cymedix                   $2,319,000
      Less accumulated amortization and
       impairment                                     (145,000)
                                                    ----------

                                                    $2,174,000
                                                    ==========

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

Accrued liabilities consist of the following:

Health claims payable                             $  254,000
Amount due under Cymedix acquisition                 138,000
Amounts due Medicare                                 194,000
Other                                                511,000
                                                  ----------

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


Note 5 - Notes Receivable
                                                           December 31,
                                                    -------------------------
                                                        1998          1997
                                                    ------------    ---------

As part of consideration for the sale of Paxxon
 (Note 4), the Company received a note receivable
 in the amount of $192,795 that accrues  interest
 at 5.75%.  Two principal  and accrued  interest
 payments of $100,000 each are due in May 1998
 and  November  1998.  Payment  on the note is
 collateralized  by a pledge of a $100,000
 $193,000 subordinate interest in the debtors
 accounts receivable.                                  $100,000     $193,000

The Company  advanced  $298,000 to Cymedix prior
 to the  merger.  This  amount was  included  as
 part of the purchase  price  allocation  during
 1998 (Note 2).                                             -        298,000

                                                          December 31,
                                                    -------------------------
                                                        1998          1997
                                                    ------------    ---------

As part of  consideration  for the sale of STAT
 and Ellis  (Note 4), the Company received two
 note  receivables  in the amount of $325,000
 each,  the second of which was adjusted
 downward by $187,000 in accordance  with the
 sale contract, based on the divisions revenues
 subsequent to the sale. Paid in full in March 1999.     463,000         -
                                                    ------------    ---------

                                                        $563,000     $491,000
                                                    ============    =========


Note 6 - Line-of-Credit and Notes Payable

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

                                                           December 31,
                                                    ---------------------------
                                                        1998           1997
                                                    ------------    -----------

Note  payable -  corporation,  interest  accrues
 at bank prime plus 2% (9.75% at December 27,
 1998).  The note is currently in default as the
 maturity date was June 30,  1998.  The loan is
 collateralized  by a security  interest in all of
 Cymedix  assets  and  is  convertible,  at  the
 option  of  the  holder,  into approximately
 310,000  shares of Medix  Resources,  Inc.'s
 common stock.                                       $  250,000      $       -

Note   payable  -  finance   company,   interest
 accrues at 9.67%,  principal  and  interest are
 payable in full in August 1999.                         39,000              -
                                                     ----------      ----------

                                                       $289,000      $       -
                                                     ==========      ==========
                                     F - 15

Note 7 - Commitments and Contingencies

Operating Leases

The  Company  leases  office  facilities  and  equipment  under   non-cancelable
operating leases. Rent expense for the years ended December 27, 1998 and December 28, 1997 was $318,000 and $289,000, respectively.

Future minimum lease payments under these leases are approximately as follows:

      Fiscal Year Ended December                     Amount
                                                    --------


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


                            Number of Options
                         ---------------------
                                                      Exercise                      Exercise
                                                       Price         Number of        Price
                           Plan       Non-Plan       Per Share        Warrants      Per Share
                         ---------   ---------     -------------     ---------    -------------
Outstanding
 December 29, 1996       1,343,125       7,500     $.63 -  $6.00     5,547,604    $1.00 - $5.00

Options/warrants
 granted                  3,019,15(1)       -      $0.25 - $1.00     4,535,126(2) $0.15 - $2.50

Unit options
 canceled                       -           -                       (4,744,376(2)         $2.50
Cancellations           (1,920,935)(1)      -      $0.63 - $3.25            -     $0.27 - $2.50
                         ---------   ---------     -------------     ---------    -------------

Outstanding
 December 28, 1997       2,441,345       7,500     $0.25 - $6.00     5,338,354    $0.15 - $5.00

Options/warrants
 granted                 1,000,000   1,163,050(3)  $0.02 - $0.50       375,000    $0.12 - $0.19
Cancellations             (387,280)    (13,500)    $0.19 - $1.88      (869,400)   $1.00 - $4.00
Purchased                       -           -              -        (1,380,000)(4)        $0.63
                         ---------   ---------     -------------     ---------    -------------

Outstanding
 December 27, 1998       3,054,065   1,157,050     $0.02 - $6.00     3,463,954    $0.12 - $5.00
                         =========   =========     =============     =========    =============

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

(3)In connection with the acquisition of Cymedix, the Company issued to non employees options to acquire 123,050 shares of stock at approximately $.02. The Company imputed a value and expensed approximately $37,000 to the options using the Black Scholes pricing model.

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

                                                        1998           1997
                                                    ------------  -------------


Net loss - as reported                              $(5,422,000)  $  (515,000)
Net loss - pro forma                                 (5,899,000)   (1,963,000)
Basic loss per share - as reported                         (.26)         (.15)
Basic loss per share - pro forma                           (.28)         (.30)

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


                                                              December 31,
                                                     ------------------------------
                                                         1998               1997
                                                     ------------      ------------
Net loss .......................................     $  5,422,000      $    515,000
Preferred stock dividends based on stated rate .           11,000            44,000
Preferred stock dividends based on imputed
 discount at issuance ..........................             --             553,000
Preferred  stock  dividends  imputed  associated
 with related warrant repricing ................             --             375,000
                                                     ------------      ------------

Net loss applicable to common stockholders .....     $  5,433,000      $  1,487,000
                                                     ============      ============

Basic loss per common share ....................     $       (.26)     $       (.15)
                                                     ============      ============

Weighted average shares outstanding ............       20,772,801         9,848,824
                                                     ============      ============


Note 11 - Retirement Savings Plan

Effective March 25, 1997, the Company adopted a defined contribution retirement savings plan which covers all employees age 21 or older with one thousand hours of annual service. Matching contributions are made by the Company at $0.25 for each $1 that the employee contributes up to 8% of compensation. Company contributions vest as follows:

              Years of Service                       Vested
              ----------------                       ------


                    1                                  10%
                    2                                  20%
                    3                                  30%
                    4                                  40%
                    5                                  60%
                    6                                  80%
                    7                                 100%

Contributions for the years ended December 27, 1998 and December 28, 1997 were $21,000 and $35,000, respectively.

Note 12 - Shareholders' Meeting

On June 11, 1999, the Company held its annual shareholders' meeting at which time the articles of incorporation were amended increasing the number of authorized common shares from 25,000,000 to 50,000,000.


Note 13 - Subsequent Events (Unaudited)

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

10.2.3 1996 Stock Incentive Plan, adopted by the Company's Board of Directors on November 27, 1996, authorizing [4,000,000] shares of common stock for issuance pursuant to the Plan., incorporated by reference to Exhibit 10.2.3 to the Company's Form 10-KSB filed with the SEC on March 30, 1998.

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

10.6 Asset Purchase Agreement between the Company and STAT Health Care Services, Inc. dated January 10, 1996, incorporated by reference to
           Exhibit 10.18 to Form 8-K of the Company, filed with the SEC on January 11, 1996.

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

10.22 Purchase and Sale Agreement, dated September 14, 1998, among Premier Home Health Care Services, Inc., National Care Resources-New York, Inc., and Medix Resources, Inc., incorporated by reference to Exhibit
           10.23 to the Company's Form 8-K, filed with the SEC on September 28, 1998.

21.        Subsidiaries of the Company filed with the SEC on April 12, 1999.

23. Consent of Ehrhardt Keefe Steiner & Hoffman PC, independent certified public accountants for the Company, to the incorporation by reference of its report dated April 2, 1999, appearing elsewhere in this From 10-KSB into the Company's Registration Statement on Form S-2 (reg. No. 333-65121).*

27.        Financial Data Schedule filed with the SEC on April 12, 1999.

*Filed herewith

(b)Reports on Form 8-K. The Company filed one report on Form 8-K during the last quarter of 1998 as follows:

1. Report filed with the SEC on November 13, 1998, reporting under Item 5 the issuance of a press release announcing the initiation of an Internet based medical communications network product pilot project.

                               SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized on July 23, 1999.

                               MEDIX RESOURCES, INC.



                               By:  /s/ John P. Yeros
                                    John P. Yeros,
                                    Chairman  of the  Board  and  Chief
                                    Executive Officer

      Signature                Title                              Date


/s/ John P. Yeros           Chairman of the Board
    -------------           and Chief Executive                July 23, 1999
    John P. Yeros           officer (Principal Executive
                            Officer)

/s/ David Kinsella
    --------------          Controller (Principal
    David Kinsella          Accounting and Financial
                            Officer)                           July 23, 1999


/s/ Thomas J. Oberle        Director
    ----------------                                           July 23, 1999
    Thomas J. Oberle