Form 10QSB
period 1999-06-27
MEDIX RESOURCES INC
filed 1999-08-11
CIK 890784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



Commission File Number:                   0-24768
                        -------------------------------------------------------

                              MEDIX RESOURCES, INC.
                            ------------------------
       (Exact name of small business issuer as specified in its charter)


           Colorado                                   84-1123311
---------------------------------       ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)



-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


                               (303) 741-2045
-------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 9, 1999.

        Common Stock, $0.001 par value                       22,944,850
        ------------------------------                    -----------------
                    Class                                  Number of Shares

                                      INDEX

PART I.  Financial Information                                         Page No.
         ---------------------                                        ----------

          Item 1. Financial Statements

                  Consolidated Balance Sheets - June 27, 1999
                   (Unaudited) and December 27, 1998..........................1

                  Unaudited Consolidated Statements of
                   Operations -- For the Six Months Ended
                   June 27, 1999 and June 28, 1998............................2

                  Unaudited Consolidated Statements of
                   Cash Flows -- For the Six Months Ended
                   June 27, 1999 and June 28, 1998............................3

                  Notes to Unaudited Consolidated Financial Statements........4

          Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations..............8

PART II.  Other Information..................................................17
          -----------------

          SIGNATURES.........................................................21

          Index to Exhibits..................................................22

                      Consolidated Balance Sheets

                                                     June 27,     December 27,
                                                       1999          1998
                                                   ------------   ------------
                                                   (Unaudited)

                                     Assets
Current assets
   Cash and cash equivalents                        $   17,000     $   40,000
   Accounts receivable, net                          1,740,000      2,081,000
   Notes receivable                                         -         563,000
   Prepaid expenses and other                           86,000         97,000
                                                    ----------     ----------
      Total current assets                           1,843,000      2,781,000

Property and equipment, net                            231,000        220,000

Intangible assets, net                               2,096,000      2,174,000
                                                    ----------     ----------

Total assets                                        $4,170,000     $5,175,000
                                                    ==========     ==========


                      Liabilities and Stockholders' Deficit

Current liabilities
   Checks in excess of cash                         $       -      $   72,000
   Notes payable                                        10,000        289,000
   Line-of-credit                                    1,225,000        993,000
   Accounts payable                                    656,000        838,000
   Accrued expenses                                    685,000      1,097,000
   Accrued payroll tax, interest and penalty           970,000      1,469,000
   Preferred stock redemption payable                  385,000        635,000
                                                    ----------     ----------
      Total current liabilities                      3,931,000      5,393,000

Stockholders' deficit
   1996 convertible preferred stock, 10%
    cumulative, $1 par value, 488 shares
    authorized, 155 issued, 6 and 8 outstanding
    at June 27, 1999 and December 27, 1998,                 -              -
    respectively,  liquidation preference
    $98,000 and $120,000
   1997 convertible preferred stock, $1 par
    value, 300 shares authorized, 167.15
    issued, 12 and 19.5 outstanding at June 27,
    1999 and December 27, 1998 respectively,                -              -
    liquidation preference $120,000 and
    $195,000
   1999 series A convertible preferred stock,
    $1 par value, 300 shares authorized, 300
    and 0 issued and outstanding at June 27,
    1999 and December 27, 1998, respectively,               -              -
    liquidation preference $300,000 and $0
   1999 series B convertible preferred stock,
    $1 par value, 2000 shares authorized, 970
    and 0 issued and outstanding at June 27,
   1999 and December 27, 1998, respectively,
    liquidation preference $970,000 and $0               1,000             -
   Common stock, $0.001 par value; 25,000,000
    shares authorized, 22,743,569 and
    21,500,727 issued and outstanding at
    June 27, 1999 and December 27, 1998,
    respctively                                         23,000         22,000
   Dividends payable with common stock                  38,000         39,000
   Additional paid-in capital                       14,537,000     12,882,000
   Accumulated deficit                             (14,360,000)   (13,161,000)
                                                   -----------    -----------
        Total stockholders' equity (deficit)           239,000       (218,000)
                                                   -----------    -----------

        Total liabilities and stockholders'
          equity (deficit)                         $  4,170,000   $  5,175,000
                                                   ============   ============

                      Consolidated Statements of Operations



                                    For the Three     For the Three     For the Six       For the Six
                                       Months             Months           Months           Months
                                       Ended              Ended            Ended            Ended
                                      June 27,           June 28,          June 27,         June 28,
                                        1999               1998              1999             1998
                                    ------------      ------------      ------------      ------------


Revenues                            $  3,003,000      $  5,128,000      $  6,103,000      $ 10,162,000

Direct costs of services               2,346,000         3,854,000         4,813,000         7,763,000
                                    ------------      ------------      ------------      ------------

Gross margin                             657,000         1,274,000         1,290,000         2,399,000

Selling, general and
 administrative expenses               1,166,000         1,632,000         2,276,000         3,187,000

Loss on sale of assets                       -            (223,000)              -            (223,000)
                                    ------------      ------------      ------------      ------------

Net loss from operations                (509,000)         (581,000)         (986,000)       (1,011,000)

Interest expense, net                     95,000           225,000           213,000           405,000
                                    ------------      ------------      ------------      ------------

Net loss                            $   (604,000)     $   (806,000)     $ (1,199,000)       (1,416,000)
                                    ============      ============      ============      ============

Basic loss per common share
 (Note 5)                           $       (.04)     $       (.04)     $       (.07)     $       (.07)
                                    ============      ============      ============      ============

Weighted average shares
 outstanding                          22,410,332        20,919,061        21,973,581        20,148,289
                                    ============      ============      ============      ============



                      Consolidated Statements of Cash Flows



                                                       For the Six Months Ended
                                                          June 27, 1999 and
                                                            June 28, 1998
                                                    -----------------------------
                                                        1999              1998
                                                    ------------      -----------
Cash flows from operating activities
   Net loss                                          $(1,199,000)     $(1,416,000)
   Adjustment to reconcile net income (loss) to
    net cash flows (used in) provided by
    operating activities
      Depreciation and amortization                      121,000          339,000
      Impairment of goodwill                                 -            573,000
      Gain on sale of property and equipment              (2,000)             -
      Options and warrants issued for services           125,000              -
      Net changes in current assets and current
       liabilities                                      (813,000)       1,129,000
                                                     -----------      -----------
           Net cash flows (used in) provided by
           operating activities                       (1,768,000)         625,000
                                                     -----------      -----------

Cash flows from investing activities
   Proceeds from sale of purchase of property
    and equipment                                          2,000              -
   Purchase of property and equipment                    (54,000)         (19,000)
   Proceeds from notes receivable                        563,000             --
   Business acquisition costs, net of cash
    acquired                                                 -            (39,000)
                                                     -----------      -----------
           Net cash flows (used in) investing
            activities                                   511,000          (58,000)
                                                     -----------      -----------

Cash flows from financing activities
   Advances (payments) under financing
    agreement, net                                       232,000         (552,000)
   Payments on capital leases and debt                  (279,000)         (48,000)
   Net proceeds form exercise of options
    and warrants                                          26,000              -
   Payments on preferred stock redemptions                   -           (125,000)
   Net proceeds from issuance of preferred stock       1,255,000              -
                                                     -----------      -----------
           Net cash flows provided by (used in)
            financing activities                       1,234,000         (725,000)
                                                     -----------      -----------

Net decrease in cash and cash equivalents                (23,000)        (158,000)

Cash and cash equivalents, at beginning of
 period                                                   40,000          158,000
                                                     -----------      -----------

Cash and cash equivalents, at end of period          $    17,000      $       -
                                                     ===========      ===========

Non-cash investing and financing activities for the six months ended June 27, 1999:

     Issuance of 686,371 shares of common stock for a $250,000 reduction in preferred redemption payable.

     Issuance of 375,848 shares of common stock for conversion of 2 units of 1996 preferred stock, 7.5 units of 1997 Preferred stock and accrued dividends of $5,000.

     450,000 options to purchase common stock valued at approximately $100,000 were granted for services.

     125,000 warrants to purchase common stock valued at approximately $25,000 were granted for services.

     Dividends declared payable in common stock were $4,000.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------

The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements as of December 27, 1998 have been derived from audited financial statements, the report on which included an explanatory paragraph describing uncertainties concerning the Company's ability to continue as a going concern. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the fiscal year ended December 27, 1998. The results of operations for the six months ended June 27, 1999 are not necessarily indicative of the results for the entire fiscal year ending December 26, 1999.


2. EQUITY TRANSACTIONS
   -------------------

In April 1998, the Company redeemed 76 of its outstanding units of convertible preferred stock and warrants from the 1997 private placement for $760,000 to be paid by June 1998. The Company did not make the first payment due under the redemption agreement by May 1, 1998. As provided in the repurchase agreement, the missed payment caused the entire $760,000 to be immediately due and payable, however, the sole obligation of the Company is to issue shares of its common stock at a purchase price of 75% of the average last price quoted for ten days prior to the payment deadline. In June 1998, the Company made payments of $125,000 per the repurchase agreement. In March 1999, the Company converted $50,000 of the balance due under the repurchase agreement into 142,857 shares of common stock. In the second quarter of 1999, the Company converted $200,000 of the balance due under the repurchase agreement into 543,514 shares of common stock. The balance due under the repurchase agreement at June 27, 1999 of $385,000 may be converted to approximately 1,100,000 shares at a purchase price of $0.35.

During April and May of 1999, the Company converted 2.0 units of the 1996 preferred and 7.5 units of the 97 preferred to 114,286 and 252,576 shares of common stock, respectively.

In April 1999, the Company completed a private placement of units consisting of one share of 1999 Series A convertible preferred stock (1999 A Preferred Stock) and one thousand warrants. Each unit was sold for $1,000. The 1999 A Preferred Stock is convertible into common stock at a price of $0.25 per share from October 1, 1999 through March 1, 2003. There are no dividends unless the Shares of Common Stock underlying the preferred is not registered with the Securities and Exchange Commission by September 30, 1999. If the aforementioned registration is not completed, then the holder receives dividends of 10% per annum. Each warrant entitles the holder to purchase one share of common stock at $1.00 from October 1, 1999 to October 1, 2000. The Company received $100,000 in March 1999 and $200,000 in April 1999 under its private placement.

In April 1999, the Company initiated a private placement of units consisting of one share of 1999 Series B convertible preferred stock (1999 B Preferred Stock) and two thousand warrants. Each unit was sold for $1,000. The 1999 B Preferred Stock is convertible into common stock at a price of $0.50 per share from October 1, 1999 through October 1, 2003. There are no dividends unless the Shares of Common Stock underlying the preferred is not registered with the Securities and Exchange Commission by September 30, 1999. If the aforementioned registration is not completed, then the holder receives dividends of 10% per annum. Each warrant entitles the holder to purchase one share of common stock at $1.00 from October 1, 1999 to October 1, 2002. In July 1999, the Company repriced the warrants at $0.50. The Company received net proceeds of $955,000 in the second quarter of 1999 under its private placement. The Company has received an additional $168,000 through August 9, 1999 under its private placement.


3. STOCK OPTIONS
   -------------

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

In March 1999, the Company granted 181,500 options to purchase common stock, at $0.25 per share, all of which were granted to employees.

On April 19, 1999 the Company granted 100,000 options to purchase common stock, at $0.55 per share, all of which were granted to an outside consultant. The Company recorded consulting expense of $52,000 related to the grant of these options.


4. LITIGATION
   ----------

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

On or about April 13, 1999, a subsidiary of the Company was named as a party in a lawsuit filed in the District Court of Montgomery County, TX under the caption Marvin Breland, Individually and as Personal Representative of the Estate of Mildred Breland, deceased vs. The Memorial Hermann Hospital System; Memorial Hospital - The Woodlands; et al., alleging, among other things, defendants' acts and omissions constituting negligence were a proximate cause of the death of Mildred Breland and seeking damages of $1,250,000 plus court costs and attorney fees. The Company intends to vigorously defend this action. The Company does not expect any resolution of this matter to have a material effect on the Company's financial condition.


In the normal course of business, the Company is party to litigation related to its staffing employees. The Company maintains insurance to cover these claims and believes that it will not incur any material losses in excess of accrued amounts.

5. LOSS PER SHARE
   --------------

In accordance with the Securities and Exchange Commission's position on accounting for preferred stock with convertible features that are in the money at the time of issuance, the Company has imputed a value associated with such conversion features and has recorded the value as a discount on the preferred stock. The Company amortizes the imputed discount on the preferred stock over the period from issuance of the preferred stock to the earliest period at which the preferred stock becomes convertible. As the Company's 1999 Series A and B Preferred Stock issuances are not convertible until October 1, 1999, the Company has amortized the imputed discount as a component of dividends on preferred stock over the period from date of issue through September 30, 1999. The Company recorded additional dividends to preferred stockholders of approximately $285,000 and $288,000 for the three months and six months ended June 27, 1999, respectively, which represents an imputed increase to the dividend yield and not a contractual obligation on the part of the Company to pay such imputed dividends.

Loss  per share applicable to common stockholders is calculated as follows:



                                        Three Months Ended                    Sixs Months Ended
                                  ------------------------------       ------------------------------
                                      June 27,        June 28,           June 27,          June 28,
                                        1999            1998               1999              1999
                                  --------------    ------------       -------------    -------------

Net loss                          $  (604,000)      $  (806,000)       $ (1,199,000      $ (1,416,000)
Preferred stock dividends
 stated rate                           (2,000)           (2,000)             (4,000)           (7,000)
Preferred stock dividends -
 imputed discount                    (285,000)              -              (288,000)              -
                                  ------------      -----------        ------------      ------------

Net loss applicable to common
 stockholders                     $  (891,000)      $  (808,000)       $ (1,491,000)     $ (1,423,000)

Basic loss per common share       $     (0.04)      $     (0.04)       $       0.07)     $      (0.07)
                                  ===========       ===========        ============      ============

Weighted average shares
 outstanding                       22,410,332        20,919,061          21,973,581        20,148,289
                                  ===========       ===========        ============      ============



Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
--------

The Company's revenues are provided primarily from its supplemental staffing of therapy and nursing professionals. The Company intends to dispose of its supplemental staffing business if an adequate price is offered. Until such a sale occurs, and if the Company's projections for the supplemental staffing portion of its business are met, such business should provide adequate cash flow to fund the operation of such portion of the Company's business for the next twelve months.

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

Forward-Looking Statements and Associated Risks
-----------------------------------------------

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

The success of the Company is dependent to a significant degree on its key management and technical personnel. The Company believes that its success will also depend upon its ability to attract, motivate and retain highly skilled, managerial, sales and marketing, and technical personnel, including software programmers and systems architects skilled in the computer languages in which the Company's products operate. Competition for such personnel in the software and information services industries is intense. The loss of key personnel, or the inability to hire or retain qualified personnel, could have a material adverse effect on the Company's results of operations, financial condition or business.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The U.S. Food and Drug Administration (the "FDA") has promulgated a draft policy for the regulation of certain computer software products as medical devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act (the "FDC Act") and has recently indicated it may modify such draft policy or create a new policy. To the extent that computer software is a medical device under the policy, the manufacturers or such products could be required, depending on the product, to (i) register and list their products with the FDA,
(ii) notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products, or (iii) obtain FDA approval by demonstrating safety and effectiveness before marketing a product. In addition, such products would be subject to the FDC Acts general controls, including those relating to good manufacturing practices and adverse experience reporting. Although it is not possible to anticipate the final form of the FDA's policy with regard to computer software, the Company expects that, whether or not the draft is finalized or changed, the FDA is likely to become increasingly active in regulating computer software that is intended for use in health care settings. The FDA can impose extensive requirements governing pre- and post-market conditions such as device investigation, approval, labeling and manufacturing. In addition, the FDA can impose extensive requirements governing development controls and quality assurance processes. There can be no assurance that actions taken by the FDA to regulate computer software products will not have a material adverse effect on the financial condition or business.

Company Specific Factors. Important factors to be considered in connection with forward-looking statements include, without limitation, (a) the fact that the Company has reported net losses in the last several years and has an accumulated deficit, and a working capital deficit at the end of its most recent fiscal quarter; (b) the Company's auditors have included a "going concern" exception in their report on the Company's financial statements; (c) the Company's lack of working capital and inability to generate positive cash flow from operations may require the Company to raise additional equity or debt financing in order to fund operations and the Company may be unable to raise such debt or equity financing; (d) Nasdaq informed the Company on July 14, 1998 that it was delisted for non-compliance with a requirement to remain listed on the Nasdaq SmallCap market. The non-compliance was for failing to maintain tangible net worth of $2.0 million. Being delisted from the Nasdaq SmallCap market significantly impedes the Company's ability to raise future equity capital; (e) at August 9, 1999 the Company had substantial delinquent liabilities, which, if the creditors instituted collection proceedings, could cause financial failure of the Company if payment could not be made or extension arrangements could not be negotiated; and (f) various other factors may cause actual results to vary materially from the results contemplated in any forward-looking statements included in this filing. No assurances can be given that the foregoing factors will not result in a material adverse effect on the Company and its operations.

As of August 9, 1999, the Company does not have a source of funds for the funding of the development of its Cymedix software products. The Company is currently pursuing sources of funds, but no assurance can be given that the Company will be successful.

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

Results of Operations
---------------------

Comparison of three months ended June 27, 1999 and June 28, 1998

The Company generated approximately $3,003,000 in revenues from operations for the second quarter of 1999, compared to approximately $5,128,000 in revenues for the second quarter of 1998. The decrease in sales for the quarter is due primarily to the sale of two New York divisions, STAT and Ellis, in September 1998. The two New York divisions generated revenues of approximately $1,665,000 in the second quarter of 1998. The sale of these operations has and will continue to significantly reduce the Company's future revenues. Therapist staffing revenues in California and Colorado were also down significantly from the first quarter of 1998. These decreases were partially offset by increased nurse staffing revenues in the Texas, Colorado and Travel divisions. The Company intends to sell all of its staffing operations. These operations currently represent all of the Company's revenues. If completed, Cymedix would be the Company's only business operation. Cymedix does not currently generate any revenue.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
--------------------------------

The Company's gross margin percentage decreased from 25% for the second quarter of 1998 to 22% for the second quarter of 1999. The decrease is primarily due to the sale of the higher margin New York divisions.

Selling, general and administrative expenses decreased approximately $466,000 from $1,632,000 in the second quarter 1998 to $1,166,000 in the second quarter 1999. This decrease was primarily due to the sale of the New York divisions, related corporate downsizing, and a reduction in amortization related to the fourth quarter 1998 impairment of intangible assets. The decrease was partially offset by an increase in selling, general, administrative expenses incurred by Cymedix of approximately $124,000. Cymedix's Selling, general, administrative expenses were $526,000 in the second quarter 1999 and $402,000 in the second quarter of 1998.

Loss from operations decreased $72,000 from $581,000 in the second quarter 1998 to $509,000 in the second quarter 1999. The change is primarily due to the loss on sale of divisions of $223,000 incurred during the second quarter of 1998. The change was partially offset by the sale of the New York divisions and the increase in Cymedix's selling, general and administrative expenses.

Interest expense decreased approximately 58% from $225,000 in the second quarter 1998 to $95,000 in the second quarter of 1999. The decrease is primarily due to a reduction in accrued interest on delinquent payroll taxes and a reduction in the outstanding line-of-credit balance related to the sale of the New York divisions.

The Company's net loss decreased $202,000 from $806,000 for the second quarter 1998 to $604,000 for the second quarter 1999. The decrease is primarily due to the reduction in interest expense and other factors discussed above.

Comparison of six months ended June 27, 1999 and June 28, 1998

The Company generated approximately $6,103,000 in revenues from operations for the six months ended June 27, 1999, compared to approximately $10,162,000 in revenues for the six months ended June 28, 1998. The decrease in sales for the period is due primarily to the sale of two New York divisions, STAT and Ellis, in September 1998. The two New York divisions generated revenues of approximately $3,330,000 in the six months ended June 28, 1998. The sale of these operations has and will continue to significantly reduce the Company's future revenues. Therapist staffing revenues in California and Colorado were also down significantly from the first six months of 1998. These decreases were partially offset by increased nurse staffing revenues in the Texas, Colorado and Travel divisions. The Company intends to sell all of its staffing operations. These operations currently represent all of the Company's revenues. If completed, Cymedix would be the Company's only business operation.
Cymedix does not currently generate any revenue.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)
---------------------------------

The Company's gross margin percentage decreased from 24% for the six months ended June 28, 1998 to 21% for the six months ended June 27, 1999. The decrease is primarily due to the sale of the higher margin New York divisions.

Selling, general and administrative expenses decreased approximately $911,000 from $3,187,000 in the first six months of 1998 to $2,276,000 in the first six months of 1999. This decrease was primary due to the sale of the New York divisions, related corporate downsizing, and a reduction in amortization related to the fourth quarter 1998 impairment of intangible assets. The decrease was partially offset by an increase in selling, general, administrative expenses incurred by Cymedix of approximately $310,000. Cymedix's selling, general, administrative expenses were $1,013,000 for the first six months of 1999 and $703,000 for the first six months of 1998.

Loss from operations decreased $25,000 from $1,011,000 in the six months ended June 28, 1998 to $986,000 in the six months ended June 27, 1999. The change is primarily due to the loss on sale of divisions of $223,000 incurred during the six months ended June 28, 1998. The change was partially offset by the sale of the New York divisions and the increase in Cymedix's selling, general and administrative expenses.

Interest expense decreased approximately 47% from $405,000 in the first six months of 1998 to $213,000 in the first six months of 1999. The decrease is primarily due to a reduction in accrued interest on delinquent payroll taxes and a reduction in the outstanding line-of-credit balance related to the sale of the New York divisions.

The Company's net loss decreased $217,000 from $1,416,000 for the six months ended June 28, 1998 to $1,199,000 for the six months ended June 27, 1999. The decrease is primarily due to the reduction in interest expense and other factors discussed above.

Liquidity and Capital Resources
-------------------------------

At June 27, 1999, the Company's current liabilities were approximately $3,931,000 and current assets were approximately $1,843,000. The Company is currently delinquent in the payment of certain of its current liabilities. See "Forward-Looking Statements and Associated Risks" and "Company Specific Factors" above.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)
-------------------------------------------

In order for the Company to meet its current obligations, management anticipates the need to raise additional debt or equity capital or sell assets (see Forward-Looking Statements and Associated Risks, including Company Specific Factors). In April 1999, the Company completed a private placement for $300,000. The Company received $100,000 in March 1999 and $200,000 in April 1999 from the private placement. In April 1999, the Company initiated another private placement. The Company has received net proceeds of $1,123,000 through August 9, 1999 under this private placement. The Company intends to sell its staffing operations to raise additional capital. However, there are no current agreements in place to engage in such a transaction.

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

Year 2000 Disclosure
--------------------

The Company currently utilizes an external vendor for hardware and packaged software support. The external vendor has tested all hardware, operating systems, and software for year 2000 compliance. The external vendor identified 13 PC's that are not compliant and would require replacement or upgrades. The Company uses current versions of widely used publicly available software for its accounting and other data processing requirements. The Company has obtained year 2000 certification from these software vendors. The certification for the Company's accounting software involves an upgrade to the version currently in use. Cymedix Lynx was designed to be year 2000 compliant. The Cymedix software products have been tested internally and have been found to be compliant. The Company does not anticipate the need to have the Cymedix software products independently certified due to it's recent development and Y2K compliant operating system. The Company's relations with banks, lending institutions, current and future customers and vendors may be impacted by their ability to become year 2000 compliant.

Hardware upgrades or replacements are scheduled to be completed by September 30, 1999. The upgraded and replaced systems are scheduled to be tested by October 31, 1999. The Company intends to obtain documentation of year 2000 compliance from its banks, lending institutions, and

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Year 2000 Disclosure (continued)
--------------------------------

significant customers and vendors by September 30, 1999.

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

On or about April 13, 1999, a subsidiary of the Company was named as a party in a lawsuit filed in the District Court of Montgomery County, TX under the caption Marvin Breland, Individually and as Personal Representative of the Estate of Mildred Breland, deceased vs. The Memorial Hermann Hospital System; Memorial Hospital - The Woodlands; et al., alleging, among other things, defendants' acts and omissions constituting negligence were a proximate cause of the death of Mildred Breland and seeking damages of $1,250,000 plus court costs and attorney fees. The Company intends to vigorously defend this action. The Company does not expect any resolution of this matter to have a material effect on the Company's financial condition.

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



Security                       No. of                                                     Exemption
Issued          Date           Shares      Consideration             Purchasers             Called
------------   ------         --------     -----------------      -----------------     --------------


Common Stock     Apr           428,571     Conversion of Debt     Private Investors     Section 3(a)(9)

Common Stock     Jun           114,943     Conversion of Debt     Private Investors     Section 3(a)(9)

Common Stock     Apr           276,190     Conversion of          Private Investors     Section 3(a)(9)
                                             Preferred

Common Stock     May            90,672     Conversion of          Private Investors     Section 3(a)(9)
                                             Preferred

Common Stock     Jun             8,986     Conversion of          Private Investors     Section 3(a)(9)
                                             Preferred

Common Stock     Apr           323,050     Exercise of            Private Investors     Section 4(2)
                                             warrants and
                                             options

Units of         Apr               200     $   200,000            Private Investors     Section 4(2) &
Series A                                                                                Regulation D
Preferred
Stock

Units of         Apr               645     $   645,000            Private Investors     Section 4(2) &
Series B                                                                                Regulation D
Preferred
Stock

Units of         May               300     $   300,000            Private Investors     Section 4(2) &
Series B                                                                                Regulation D
Preferred
Stock

Units of         Jun                25     $    25,000            Private Investors     Section 4(2) &
Series B                                                                                Regulation D
Preferred
Stock



Item 3.  Defaults Upon Senior Securities
      None.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held on June 11, 1999 in Denver, Colorado for the purpose of electing a board of directors, authorizing an increase in the number of authorized shares, and approving the appointment of independent auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

Voting results were as follows:


                                         Shares         Shares        Shares         Shares
                                         Voted          Voted          Voted          Voted
                                          For           Against       Withhold       Abstain
                                        ---------      --------       ---------      ---------

                         `    `
1  Election of directors
      John P. Yeros (3-year term)       8,350,048           -         256,453           -
      Joel C. Newman (3-year term)      8,470,738           -         135,763           -
      Thomas Oberle (2-year term)       8,470,738           -         135,763           -
      John R. Prufeta (2-year term)     8,470,738           -         135,763           -
      Brian McLean (1-year term)        8,470,738           -         135,763           -
      Douglas Stahl (1-year term)       8,470,738           -         135,763           -

2   Approval of increase in number
     of authorized shares               8,155,635       429,712           -          21,154

3   Approval of independent auditors    8,469,617       135,269           -           1,615


Shareholders of record for purposes of this annual meeting were determined as of April 16, 1999 and total shares able to be voted were 21,785,899. The Company's bylaws require a quorum of 33.33% of the outstanding shares to be present at the meeting, either in person or by proxy. Therefore, all proposals were approved by the shareholders.


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

          Filing Date         Items
          -----------        -------

          May 5, 1999       Item 5, reporting press release on the repayment of
                            a secured loan payable to Global Med Technologies, Inc.

          April 19, 1999    Item 5, reporting press release on expanding board
                            and completing private placement.

                              SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 11, 1999

                              MEDIX RESOURCES, INC.
                              (Registrant)



                               /s/ John P. Yeros
                              -------------------
                               John P. Yeros
                               Chairman and Chief Executive Officer
                               (Principal Executive Officer)



                               /s/ David Kinsella
                              --------------------
                              David Kinsella
                              Controller
                              (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


27    Financial Data Schedule