Form 10QSB
period 1999-09-26
MEDIX RESOURCES INC
filed 1999-11-10
CIK 890784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1999


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


                                 (303) 741-2045
                                    --------
                (Issuer's telephone number, including area code)


     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 9, 1999.

    Common Stock, $0.001 par value                           26,863,691
               Class                                      Number of Shares

                                 INDEX




PART I.  Financial Information                                          Page No.


         Item 1.Financial Statements

                Consolidated Balance Sheets - September 26, 1999
                 (Unaudited) and December 27, 1998..........................1

                Unaudited Consolidated Statements of Operations -- For
                 the Three and Nine Months Ended September 26, 1999
                 and September 27, 1998.....................................2

                Unaudited Consolidated Statements of Cash Flows -- For
                 the Nine Months Ended September 26, 1999 and
                 September 27, 1998.........................................3

                Notes to Unaudited Consolidated Financial Statements........4

         Item 2.Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................8

PART II. Other Information.................................................17

         SIGNATURES........................................................20

         Index to Exhibits.................................................21

                              MEDIX RESOURCES, INC.

                           Consolidated Balance Sheets


                                                               September 26,     December 27,
                                                                    1999              1998
                                                                -----------       ------------

                                                                 (Unaudited)
                                     Assets
Current assets
   Cash and cash equivalents ..............................     $     10,000      $     40,000
   Accounts receivable, net ...............................        1,454,000         2,081,000
   Notes receivable .......................................             --             563,000
   Prepaid expenses and other .............................           55,000            97,000
                                                                ------------      ------------
      Total current assets ................................        1,519,000         2,781,000

Property and equipment, net ...............................          219,000           220,000

Intangible assets, net ....................................        2,056,000         2,174,000
                                                                ------------      ------------

Total assets ..............................................     $  3,794,000      $  5,175,000
                                                                ============      ============

                      Liabilities and Stockholders' Deficit
Current liabilities
   Checks in excess of cash ...............................     $       --        $     72,000
   Notes payable ..........................................             --             289,000
   Line-of-credit .........................................        1,087,000           993,000
   Accounts payable .......................................          916,000           838,000
   Accrued expenses .......................................          759,000         1,097,000
   Accrued payroll tax, interest and penalty ..............          992,000         1,469,000
   Preferred stock redemption payable .....................          205,000           635,000
                                                                ------------      ------------
      Total current liabilities ...........................        3,959,000         5,393,000

Stockholders' deficit
   1996 convertible preferred stock, 10%
    cumulative, $1 par value, 488 shares
    authorized, 155 issued, 3.5 and 8
    outstanding at September 26, 1999 and
    December 27, 1998, respectively,
    liquidation preference $67,000 and $120,000 ...........             --                --
   1997 convertible preferred stock, $1 par
    value, 300 shares authorized, 167.15
    issued, 5 and 19.5 outstanding at September
    26, 1999 and December 27, 1998
    respectively, liquidation preference
    $50,000 and $195,000 ..................................             --                --
   1999 series A convertible preferred
    stock, $1 par value, 300 shares
    authorized, 300 and 0 issued and outstanding
    at September 26, 1999 and December 27, 1998,
    respectively, liquidation preference
    $300,000 and $0 .......................................             --                --
   1999 series B convertible preferred
    stock, $1 par value, 2000 shares
    authorized, 1238 and 0 issued and outstanding
    at September 26, 1999 and December 27, 1998,
    respectively, liquidation preference
    $1,238,000 and $0 .....................................            1,000              --
   Common stock, $0.001 par value; 25,000,000
    shares authorized, 23,923,691 and
    21,500,727 issued and outstanding at
    September 26, 1999 and December 27, 1998,
    respectively ..........................................           24,000            22,000
   Dividends payable with common stock ....................           32,000            39,000
   Additional paid-in capital .............................       15,307,000        12,882,000
   Accumulated deficit ....................................      (15,529,000)      (13,161,000)
                                                                ------------      ------------
        Total stockholders' (deficit) .....................         (165,000)         (218,000)
                                                                ------------      ------------

        Total liabilities and stockholders'
         (deficit) ........................................     $  3,794,000      $  5,175,000
                                                                ============      ============

                              MEDIX RESOURCES, INC.

                 Unaudited Consolidated Statements of Operations




                               For the           For the            For the           For the
                             Three Months      Three Months       Nine Months       Nine Months
                                Ended              Ended             Ended             Ended
                             September 26,     September 27,     September 26,      September 27,
                                 1999              1998              1999               1998
                             ------------      ------------      ------------       ------------



Revenues ...............     $  2,589,000      $  4,353,000      $  8,692,000       $ 14,515,000

Direct costs of services        2,038,000         3,354,000         6,851,000         11,117,000
                             ------------      ------------      ------------       ------------

Gross margin ...........          551,000           999,000         1,841,000          3,398,000

Selling, general and
 administrative expenses        1,690,000         1,464,000         3,918,000          4,651,000

(Loss) gain on sale of
 assets ................             --             (47,000)            2,000           (270,000)
                             ------------      ------------      ------------       ------------

Net loss from operations       (1,139,000)         (512,000)       (2,075,000)        (1,523,000)

Interest expense, net ..           80,000           185,000           293,000            590,000
                             ------------      ------------      ------------       ------------

Net loss ...............      $(1,219,000)     $   (697,000)     $ (2,368,000)      $ (2,113,000)
                             ============      ============      ============       ============

Basic loss per common
 share (Note 5) ........     $       (.07)     $       (.03)     $       (.13)      $       (.10)
                             ============      ============      ============       ============

Weighted average shares
 outstanding ...........       23,026,176        21,106,483        22,324,446         20,530,161
                             ============      ============      ============       ============


                              MEDIX RESOURCES, INC.

                 Unaudited Consolidated Statements of Cash Flows


                                                   For the Nine Months Ended
                                                   September 26, 1999 and
                                                        September 27, 1998
                                                   ----------------------------
                                                       1999              1998
                                                   -----------      -----------

Cash flows from operating activities
   Net loss ..................................     $(2,368,000)     $(2,113,000)
   Adjustment to reconcile net loss to net
    cash flows (used in) provided by
    operating activities
      Depreciation and amortization ..........         182,000          506,000
      (Gain) loss on sale of property and
       equipment .............................          (2,000)         270,000
      Options and warrants issued for services         417,000           12,000
      Net changes in current assets and
       current liabilities ...................        (140,000)       1,690,000
           Net cash flows (used in) provided
           by operating activities ...........      (1,911,000)         365,000
                                                   -----------      -----------

Cash flows from investing activities
   Proceeds from sale of divisions ...........            --          1,335,000
   Proceeds from sale of property and
    equipment ................................           2,000             --
   Purchase of property and equipment ........         (63,000)         (34,000)
   Proceeds from notes receivable ............         563,000           95,000
   Business acquisition costs, net of cash
    acquired .................................            --            (39,000)
                                                   -----------      -----------
           Net cash flows provided by
            investing activities .............         502,000        1,357,000
                                                   -----------      -----------

Cash flows from financing activities
   Advances (payments) under financing
    agreement, net ...........................          94,000       (1,658,000)
   Payments on capital leases and debt .......        (289,000)         (60,000)
   Net proceeds from exercise of options and
    warrants .................................          51,000             --
   Payments on preferred stock redemptions ...            --           (125,000)
   Net proceeds from issuance of preferred
    stock ....................................       1,523,000             --
           Net cash flows provided by (used
           in) financing activities ..........       1,379,000       (1,843,000)
                                                   -----------      -----------

Net decrease in cash and cash equivalents ....         (30,000)        (121,000)


Cash and cash equivalents, at beginning of
 period ......................................          40,000          158,000
                                                   -----------      -----------

Cash and cash equivalents, at end of period ..     $    10,000      $    37,000
                                                   ===========      ===========



Non-cash investing and financing activities for the nine months ended September 26, 1999:
      Issuance of 1,295,241 shares of common stock for a $430,000 reduction in preferred redemption payable. Issuance of 813,766 shares of common stock for conversion of 4.5 units of 1996 preferred stock, 14.5 units of 1997 Preferred stock and accrued dividends of $12,000. 1,575,000 options to purchase common stock valued at approximately $392,000 were granted for services. 125,000 warrants to purchase common stock valued at approximately $25,000 were granted for services. Dividends declared payable in common stock were $5,000.

                         MEDIX RESOURCES, INC.


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements as of December 27, 1998 have been derived from audited financial statements, the report on which included an explanatory paragraph describing uncertainties concerning the Company's ability to continue as a going concern. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB/A for the fiscal year ended December 27, 1998. The results of operations for the nine months ended September 26, 1999 are not necessarily indicative of the results for the entire fiscal year ending December 26, 1999.


2.    EQUITY TRANSACTIONS

     In April 1998, the Company redeemed 76 of its outstanding units of convertible preferred stock and warrants from the 1997 private placement for $760,000 to be paid by June 1998. The Company did not make the first payment due under the redemption agreement by May 1, 1998. As provided in the repurchase agreement, the missed payment caused the entire $760,000 to be immediately due and payable, however, the sole obligation of the Company is to issue shares of its common stock at a purchase price of 75% of the average last price quoted for ten days prior to the payment deadline. In June 1998, the Company made payments of $125,000 per the repurchase agreement. In March 1999, the Company converted $50,000 of the balance due under the repurchase agreement into 142,857 shares of common stock. In the second quarter of 1999, the Company converted $200,000 of the balance due under the repurchase agreement into 543,514 shares of common stock. In the third quarter of 1999, the Company converted $180,000 of the balance due under the repurchase agreement into 608,870 shares of common stock. The balance due under the repurchase agreement at September 26, 1999 of $205,000 was converted into 820,000 shares of common stock in October 1999.

     During the second quarter of 1999, the Company converted 2.0 units of the 1996 preferred stock and 7.5 units of the 97 preferred stock to 114,286 and 261,562 shares of common stock, respectively. During the third quarter of 1999, the Company converted 2.5 units of the 1996 preferred stock and 7.0 units of the 97 preferred stock to 126,786 and 311,132 shares of common stock, respectively. In October 1999, the Company repurchased 2.5 units of the 96 preferred stock for $25,000.

     In April 1999, the Company completed a private placement of units consisting of one share of 1999 Series A convertible preferred stock (1999 A Preferred Stock) and one thousand warrants. Each unit was sold for $1,000. The 1999 A Preferred Stock is convertible into common stock at a price of $0.25 per share from October 1, 1999 through March 1, 2003. Each warrant entitles the holder to purchase one share of common stock at $1.00 from October 1, 1999 to October 1, 2000. The Company received $100,000 in March 1999 and $200,000 in April 1999 under its private placement. In October 1999 and through November 4, 1999, the Company converted 115 shares of the 1999 A Preferred Stock into 460,000 shares of common stock.

     In April 1999, the Company initiated a private placement of units consisting of one share of 1999 Series B convertible preferred stock (1999 B Preferred Stock) and two thousand warrants. Each unit was sold for $1,000. The 1999 B Preferred Stock is convertible into common stock at a price of $0.50 per share from October 1, 1999 through October 1, 2003. Each warrant entitles the holder to purchase one share of common stock at $1.00 from October 1, 1999 to October 1, 2002. In July 1999, the Company repriced the warrants at $0.50. The Company received net proceeds of $955,000 and $268,000 in the second and third quarters of 1999 under its private placement. The Company has received an additional $594,000 through November 4, 1999 under its private placement. In October 1999 and through November 9, 1999, the Company converted 855 shares of the 1999 B Preferred Stock into 1,710,000 shares of common stock.

    In October 1999, the Company raised approximately $488,000 net of expenses through the issuance of $500,000 in 14% Convertible Promissory Note and warrants to purchase 500,000 shares of the Company's common stock at $0.50 per share. $500,000 in principle plus accrued interest are payable on June 28, 2000. The note is convertible into the Company's common stock at a conversion price of $0.50 per share, for the first 90 days outstanding, and at the lower of $0.50 per share or 80% of the lowest closing bid price for the Common Stock during the last five trading days prior to conversion, for the remaining life of the note. The note is secured by the intellectual property of the Company's wholly owned subsidiary Cymedix Lynx Corporation.

3.    STOCK OPTIONS

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

     On August 16, 1999 the Company granted 3,625,000 options to purchase common stock at $0.26 per share under the Company's 1999 Stock Incentive Plan, all of which were granted to directors, officers, employees, and outside consultants. The Company recorded consulting expense of $262,000 related to the grant of these options.


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

     From time to time, the Company defends itself against allegations by former employees, claims relating to its software business, and other types of claims, which are typical for the industries in which it operates, and generally are substantively immaterial.

     In the normal course of business, the Company is party to litigation related to its staffing employees. The Company maintains insurance to cover these claims and believes that it will not incur any material losses in excess of accrued amounts.


5.    LOSS PER SHARE

     In accordance with the Securities and Exchange Commission's position on accounting for preferred stock with convertible features that are in the money at the time of issuance, the Company has imputed a value associated with such conversion features and has recorded the value as a discount on the preferred stock. The Company amortizes the imputed discount on the preferred stock over the period from issuance of the preferred stock to the earliest period at which the preferred stock becomes convertible. As the Company's 1999 Series A and B Preferred Stock issuances are not convertible until October 1, 1999, the Company has amortized the imputed discount as a component of dividends on preferred stock over the period from date of issue through September 30, 1999. The Company recorded additional dividends to preferred stockholders of approximately $314,000 and $602,000 for the three months and nine months ended September 26, 1999, respectively, which represents an imputed increase to the dividend yield and not a contractual obligation on the part of the Company to pay such imputed dividends.

Loss per share applicable to common stockholders is calculated as follows:

                                      Three Months Ended                    Nine Months Ended
                                September 26,     September 27,     September 26,     September 27,
                                    1999              1998              1999              1998
                                ------------      ------------      ------------      ------------


Net loss ..................     $ (1,219,000)     $   (697,000)     $ (2,368,000)     $ (2,113,000)
Preferred stock dividends -
 stated rate ..............           (1,000)           (2,000)           (5,000)           (9,000)
Preferred stock dividends -
 imputed discount .........         (314,000)             --            (602,000)             --
                                ------------      ------------      ------------      ------------

Net loss applicable to
 common stockholders ......     $ (1,534,000)        $(699,000)      $(2,975,000)     $ (2,122,000)
                                ============      ============      ============      ============

Basic loss per common share     $      (0.07)    $      (0.03)     $      (0.13)     $      (0.10)
                                ============      ============      ============      ============

Weighted average shares
 outstanding ..............       23,026,176        21,106,483        22,324,446        20,530,161
                                ============      ============      ============      ============



6.    SUBSEQUENT EVENTS

     In October 1999, the Company closed its two California therapy staffing offices. The offices were closed due to significantly reduced therapy staffing revenues, slower than expected growth in nurse staffing revenues, and ongoing operating losses. The Company recorded accrued expenses of approximately $56,000 related to the closures in the third quarter of 1999.

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

     Company Specific Factors. Important factors to be considered in connection with forward-looking statements include, without limitation, (a) the fact that the Company has reported net losses in the last several years and has a negative net worth, and a working capital deficit at the end of its most recent fiscal quarter; (b) the Company's auditors have included a "going concern" exception in their report on the Company's financial statements; (c) the Company's lack of working capital and inability to generate positive cash flow from operations may require the Company to raise additional equity or debt financing in order to fund operations and the Company may be unable to raise such debt or equity financing; (d) Nasdaq informed the Company on July 14, 1998 that it was delisted for non-compliance with a requirement to remain listed on the Nasdaq SmallCap market. The non-compliance was for failing to maintain tangible net worth of $2.0 million. Being delisted from the Nasdaq SmallCap market significantly impedes the Company's ability to raise future equity capital; (e) at November 4, 1999 the Company had substantial delinquent liabilities, which, if the creditors instituted collection proceedings, could cause financial failure of the Company if payment could not be made or extension arrangements could not be negotiated; and (f) various other factors may cause actual results to vary materially from the results contemplated in any forward-looking statements included in this filing. No assurances can be given that the foregoing factors will not result in a material adverse effect on the Company and its operations.

     As of November 4, 1999, the Company does not have a source of funds for the funding of the development of its Cymedix software products. The Company is currently pursuing sources of funds, but no assurance can be given that the Company will be successful.

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

Results of Operations

Comparison  of three months ended  September 26, 1999 and September 27, 1998

     The Company generated approximately $2,589,000 in revenues from operations for the third quarter of 1999, compared to approximately $4,353,000 in revenues for the third quarter of 1998. The decrease in sales for the quarter is due primarily to the sale of two New York divisions, STAT and Ellis, in September 1998. The two New York divisions generated revenues of approximately $1,410,000 in the third quarter of 1998. The sale of these operations has and will continue to significantly reduce the Company's future revenues. Therapist staffing revenues in California and Colorado were also down significantly from the third quarter of 1998. These decreases were partially offset by increased nurse staffing revenues in the Texas, Colorado and Travel divisions. In October 1999, the Company closed its two California therapist staffing offices. The offices were closed due to significantly reduced therapy staffing revenues, slower than expected growth in nurse staffing revenues, and ongoing operating losses. The two California offices generated revenues of approximately $392,000 in the third quarter 1999 and $908,000 in the third quarter 1998. The Company intends to sell all of its remaining staffing operations. These operations currently represent all of the Company's revenues. If completed, Cymedix would be the Company's only business operation. Cymedix does not currently generate any revenue.


     The Company's gross margin percentage decreased from 23% for the third quarter of 1998 to 21% for the third quarter of 1999. The decrease is primarily due to the sale of the higher margin New York divisions.

     Selling, general and administrative expenses increased approximately $226,000 from $1,464,000 in the third quarter 1998 to $1,690,000 in the third quarter 1999. This increase was primarily due to the increase in selling, general, administrative expenses incurred by Cymedix of approximately $428,000. Cymedix's Selling, general, and administrative expenses were $735,000 in the third quarter 1999 and $307,000 in the third quarter of 1998. The Company also recorded $292,000 in consulting expense for issuance of options in the third quarter 1999. The increase was partially offset by the sale of the New York divisions, related corporate downsizing, and a reduction in amortization related to the fourth quarter 1998 impairment of intangible assets.

     Loss from operations increased $627,000 from $512,000 in the third quarter 1998 to $1,139,000 in the third quarter 1999. The change is primarily due to the increase in Cymedix's Selling, general, and administrative expenses and the consulting expense related to issuance of options.

     Interest expense decreased approximately 57% from $185,000 in the third quarter 1998 to $80,000 in the third quarter of 1999. The decrease is primarily due to a reduction in accrued interest on delinquent payroll taxes and a reduction in the outstanding line-of-credit balance related to the sale of the New York divisions.

     The Company's net loss increased $522,000 from $697,000 for the third quarter 1998 to $1,219,000 for the third quarter 1999. The change is primarily due to the increase in Cymedix's Selling, general, and administrative expenses and the consulting expense related to issuance of options. The increase was partially offset by the reduction in interest expense and other factors discussed above.

Comparison  of nine months ended  September  26, 1999 and September 27, 1998

     The Company generated approximately $8,692,000 in revenues from operations for the nine months ended September 26, 1999, compared to approximately $14,515,000 in revenues for the nine months ended September 27, 1998. The decrease in sales for the period is due primarily to the sale of two New York divisions, STAT and Ellis, in September 1998. The two New York divisions generated revenues of approximately $4,690,000 in the nine months ended September 27, 1998. The sale of these operations has and will continue to significantly reduce the Company's future revenues. Therapist staffing revenues in California and Colorado were also down significantly from the first nine months of 1998. These decreases were partially offset by increased nurse staffing revenues in the Texas, Colorado and Travel divisions. In October 1999, the Company closed its two California therapist staffing offices. The offices were closed due to significantly reduced therapy staffing revenues, slower than expected growth in nurse staffing revenues, and ongoing operating losses. The two California offices generated revenues of approximately $1,469,000 in the nine months ended September 26, 1999 and $3,052,000 in the nine months ended September 27, 1998. The Company intends to sell all of its remaining staffing operations. These operations currently represent all of the Company's revenues. If completed, Cymedix would be the Company's only business operation. Cymedix does not currently generate any revenue.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


     The Company's gross margin percentage decreased from 23% for the nine months ended September 27, 1998 to 21% for the nine months ended September 26, 1999. The decrease is primarily due to the sale of the higher margin New York divisions.

     Selling, general and administrative expenses decreased approximately $733,000 from $4,651,000 in the first nine months of 1998 to $3,918,000 in the first nine months of 1999. This decrease was primary due to the sale of the New York divisions, related corporate downsizing, and a reduction in amortization related to the fourth quarter 1998 impairment of intangible assets. The decrease was partially offset by an increase in selling, general, administrative expenses incurred by Cymedix of approximately $777,000. Cymedix's selling, general, and administrative expenses were $1,748,000 for the first nine months of 1999 and $971,000 for the first nine months of 1998.

     Loss from operations increased $552,000 from $1,523,000 in the nine months ended September 27, 1998 to $2,075,000 in the nine months ended September 26, 1999. The change is primarily due to the increase in Cymedix's selling, general and administrative expenses. This increase was partially offset by the loss on sale of divisions of $223,000 incurred during the nine months ended
September 27, 1998, the sale of the New York divisions, related corporate downsizing, and a reduction in amortization related to the fourth quarter 1998 impairment of intangible assets.

     Interest expense decreased approximately 50% from $590,000 in the first nine months of 1998 to $293,000 in the first nine months of 1999. The decrease is primarily due to a reduction in accrued interest on delinquent payroll taxes and a reduction in the outstanding line-of-credit balance related to the sale of the New York divisions.

     The Company's net loss increased $255,000 from $2,113,000 for the nine months ended September 27, 1998 to $2,368,000 for the nine months ended September 26, 1999. The increase is primarily due to the increase in Cymedix's selling, general, and administrative expenses and other factors discussed above.

Liquidity and Capital Resources

     At September 26, 1999, the Company's current liabilities were approximately $3,959,000 and current assets were approximately $1,519,000. The Company is currently delinquent in the payment of certain of its current liabilities. On September 6, 1999, the U.S. Internal Revenue Service informed the Company that, by its calculations, $478,000 was owned to the Service in delinquent federal income tax withholdings from employees and employer payroll taxes, interest and penalties. The Company disputes the claim that it is delinquent in the payment of any Federal income tax payroll withholdings or employer payroll taxes, although it does owe a yet to be determined amount of interest and penalties on amounts of withholding taxes that were delinquent but had been paid earlier this year. On September 14, 1999, the Service indicated that the Company had until October 14, 1999 to pay all delinquent amounts, including interest and penalties, and if such amounts were not paid by that time, the Service would place a tax lien on the Company's assets. By October 14, 1999, the Company paid the Service approximately $457,000 of the Service's $478,000 balance and made arrangements to pay an additional $21,000 in November 1999. The Company is seeking a clarification from the Service regarding the amounts paid and is appealing some of the penalties incurred. In addition, the Company owes approximately $300,000 in delinquent state income tax withholdings from employees and employer payroll taxes, interest and penalties. The Company also is attempting to determine the exact amounts owed to the states and make payments in an orderly manner. At September 26, 1999, the Company had accrued $992,000 in current liabilities for payroll taxes, interest and penalty. See "Forward-Looking Statements and Associated Risks" and "Company Specific Factors" above.

     In order for the Company to meet its current obligations, management anticipates the need to raise additional debt or equity capital or sell assets (see Forward-Looking Statements and Associated Risks, including Company Specific Factors). In April 1999, the Company completed a private placement for $300,000. The Company received $100,000 in March 1999 and $200,000 in April 1999 from the private placement. In April 1999, the Company initiated another private placement. The Company has received net proceeds of $1,817,000 through November 4, 1999 under this private placement. In October 1999, the Company raised approximately $488,000, net of expenses, through the issuance of $500,000 in 14% Convertible Promissory Note and warrants to purchase 500,000 shares of the Company's common stock at $0.50 per share. The Company intends to sell its staffing operations to raise additional capital. However, there are no current agreements in place to engage in such a transaction.

     Proceeds from the issuance of the note and the private placements will not provide adequate funds to support the projected development and marketing costs of the Cymedix software products. Sales of Cymedix software products have not met, and on-site testing of installed products has taken longer than, the Company's initial expectations. See "Forward-Looking Statements and Associated Risks Medical Information Software Operations" and "Company Specific Factors" above.

     The Company has historically released certain of its checks in anticipation of receiving cash proceeds from its line of credit agreement. The Company does not have an arrangement with its banks to cover checks presented in excess of its collected cash balance; however, this situation has not occurred as the Company releases its checks as close as possible to its funding date.

Year 2000 Disclosure

     The Company currently utilizes an external vendor for hardware and packaged software support. The external vendor has tested all hardware, operating systems, and software for year 2000 compliance. The external vendor identified 13 PC's that are not compliant and would require replacement or upgrades. The Company uses current versions of widely used publicly available software for its accounting and other data processing requirements. The Company has obtained year 2000 certification from these software vendors. The certification for the Company's accounting software involves an upgrade to the version currently in use. All of Cymedix Lynx Corporation's software products were designed to be year 2000 compliant. The Cymedix software products have been tested internally and have been found to be compliant. The Company does not anticipate the need to have the Cymedix software products independently certified due to it's recent development and Y2K compliant operating system. The Company's relations with banks, lending institutions, current and future customers and vendors may be impacted by their ability to become year 2000 compliant.

     As of November 4, 1999, hardware upgrades and replacements were complete except for PC replacements in the Houston, San Antonio, and Denver staffing offices which are scheduled to be completed by December 3, 1999. The
Company has obtained   documentation  on  year  2000  compliance  from  its
banks,  lending institution.

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

     From time to time, the Company defends itself against allegations by former employees, claims relating to its software business, and other types of claims, which are typical for the industries in which it operates, and generally are substantively immaterial.

     In the normal course of business, the Company is party to litigation related to its staffing employees. The Company maintains insurance to cover these claims and believes that it will not incur any material losses in excess of accrued amounts.

Item 2.  Changes in Securities and Use of Proceeds

     Unregistered sales of securities by the Company for the quarter reported on. See Note 2 to the unaudited consolidated financial statements elsewhere herein for a description of the terms of the Units of Series B Preferred Stock and warrants.


  Security                     No. of                                     Exemption
   Issued        Date          Shares     Consideration     Purchasers     Claimed
-------------  ---------     ----------   -------------   --------------  --------

Common Stock      Jul          144,138      Conversion       Private      Section
                                             of Debt          Investors   3(a)(9)
Common Stock      Aug          197,531      Conversion       Private      Section
                                             of Debt          Investors   3(a)(9)
Common Stock      Sep          267,201      Conversion       Private      Section
                                             of Debt          Investors   3(a)(9)
Common Stock      Jul           57,143      Conversion       Private      Section
                                             of               Investors   3(a)(9)
                                             Preferred
Common Stock      Sep          380,775      Conversion       Private      Section
                                             of               Investors   3(a)(9)
                                             Preferred
Common Stock      Sep          133,334      $25,000          Private      Section
                                             for              Investors   4(2)
                                             exercise
                                             of
                                             options
Units of          Jul               61      $61,000          Private      Section
Series B                                                      Investors   4(2) &
Preferred                                                                 Regulation D

Stock &
warrants

Units of          Aug              107      $107,000         Private      Section
Series B                                                      Investors   4(2) &
Preferred                                                                 Regulation D
Stock &
warrants

Units of          Sep              100       $100,000        Private      Section
Series B                                                      Investors   4(2) &
Preferred                                                                 Regulation D
Stock &
warrants


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


Dated:  November 4, 1999

                              MEDIX RESOURCES, INC.
                                  (Registrant)



                               /s/ John R. Prufeta
                                   John R. Prufeta
                                   Chief Executive Officer
                                   (Principal Executive Officer)



                               /s/ John P. Yeros
                                   John P. Yeros
                                   Chairman

                               /s/ David Kinsella
                                   David Kinsella
                                   Controller
                                   (Principal Financial and Accounting Officer)