Form 10KSB
period 1999-12-31
MEDIX RESOURCES INC
filed 2000-03-31
CIK 890784

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1999

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[ ]

Registrant's revenues for its most recent fiscal year: $24,000

The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 17, 2000 was approximately $238,678,000 (for purposes of the foregoing calculation only, each of the registrant's officers and directors is deemed to be an affiliate).

There were 34,932,311 shares of registrant's Common Stock outstanding as of March 17, 2000.

                      Documents incorporated by reference:
                                      None

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]

                                TABLE OF CONTENTS


PART I..............................................................2

ITEM 1.  DESCRIPTION OF BUSINESS....................................2
ITEM 2   DESCRIPTION OF PROPERTY...................................12
ITEM 3.  LEGAL PROCEEDINGS.........................................12
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......13

PART II............................................................13

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.......................................13
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
         OF OPERATION..............................................14
ITEM 7.  FINANCIAL STATEMENTS......................................18
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE....................18

PART III...........................................................18

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
          CONTROL PERSONS; COMPLIANCE WITH SECTION
         16(A) OF THE EXCHANGE ACT.................................18
ITEM 10. EXECUTIVE COMPENSATION....................................21
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND AGREEMENT.............................................26
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............28
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..........................29

                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS

Our Company

     Medix Resources, Inc., a Colorado corporation ("Medix" or the "Company"), is an information technology company headquartered in Denver, Colorado, with offices in Thousand Oaks, California, East Brunswick, New Jersey and New York City. We specialize in the development, marketing and management of software and connectivity solutions for clinical and business transactions within the healthcare industry. Through our wholly owned subsidiary, Cymedix Lynx Corporation, a Colorado corporation ("Cymedix"), we have developed Cymedix.com(R), a unique healthcare communication technology product. Created by a team of healthcare professionals, Cymedix.com provides instantaneous access to patient clinical, financial and administrative information. Its software supplies healthcare institutions, such as health plans, insurers, and hospitals, as well as practicing physicians, with a set of non-invasive technology tools that can be attached to their existing software applications and provide Internet-enabled transaction capability between all parties.

     Implementation of the Cymedix.com software suite promises to speed and improve the efficacy of daily interactions between health caregivers and their staffs, other ancillary providers(such as labs or pharmacy benefit managers), insurance companies, hospitals, Integrated Delivery Networks (IDNs) and Health Management Organizations (HMOs). We believe that the market for robust and practical healthcare solutions is growing rapidly, and that segment growth will continue to accelerate as the joined emphases of consumer choice, quality, administrative service and cost containment ratchets up demand for ever more efficient and user-friendly methods of delivering quality healthcare.

     Medix was incorporated in the State of Colorado on April 22, 1988. For the next decade, the Company operated as a temporary healthcare staffing company, with offices at various times in Colorado, New York, Texas and California. Medix disposed of the its remaining healthcare staffing operations on February 19, 2000. In January 1998, the Company acquired Cymedix Corporation, a California corporation, which was merged into our wholly owned subsidiary, Cymedix Lynx Corporation. We issued 7,212,987 shares of our Common Stock to the shareholders of the acquired company and granted or committed to grant options covering 1,200,000 shares of our Common Stock to employees of the subsidiary.

     In 1999, we quickly transitioned from a traditional, temporary healthcare staffing company to an Internet healthcare transaction company. In October 1999, Mr. John R. Prufeta was appointed Chief Executive Officer of our company and has since been appointed President of Medix Resources, Inc. and Chairman of the Cymedix subsidiary Board. The Company's Board of Directors was strengthened with the additions of Dr. David B. Skinner, Vice Chairman and CEO of The New York and Presbyterian Hospital, Samuel H. Havens, former President of the Prudential Healthcare Group Operations and John. T. Lane, a former senior executive at J.P. Morgan & Co. During the first quarter of 2000, Mr. Prufeta recruited the core of his senior management team and Mr. David R Pfeil, our Chief Technology Officer, was appointed President and Chief Operating Officer of our Cymedix(R) subsidiary.

     Currently, Medix has contract agreements for our Cymedix.com product with four customers, WellPoint Pharmacy Management, Advance Paradigm, Advica Healthcare Services and Loyola University Medical Center of Chicago. These agreements, which are still in the initial testing and development stage, should position us as one of the technology leaders in the emerging iHealth industry.

     On March 15, 2000, Medix, through its wholly owned subsidiary Cymedix, completed the acquisition of Automated Design Concepts, Inc. ("ADC"), a software development firm owned by David Pfeil, the President and Chief Operating Officer of Cymedix and the Chief Technology Officer and a Director of the Company. The acquisition was structured as a merger (the "ADC Merger") of ADC into Cymedix, which entered into new employment agreements with Mr. Pfeil and four other ADC software engineers who had provided consulting services to Cymedix since April 1999. As a group, they were responsible for the refinement of the Cymedix.com technology and, as employees of Cymedix, they are expected to continue to spearhead the advancement of its online healthcare transaction solutions. In the ADC Merger, the outstanding capital stock of ADC owned by Mr. Pfeil was converted into 60,400 shares of Medix Common Stock plus a cash payment of $100,000. See "Certain Relationships and Related Transactions". The ADC Merger is expected to provide us with the dedicated software engineering staff needed to complete the development of Cymedix.com software to full production capability.

     Our principal administrative office is at 7100 E. Belleview Avenue, Suite 301, Englewood, Colorado 80111 and we can be reached at (303) 741-2045.

Our Industry

     The U.S. Health Care Finance Administration estimates that healthcare costs currently amount to approximately $1.2 trillion dollars annually or 14% of the U.S. gross domestic product. Driven by increasingly sophisticated clinical technology, an aging population base and newly-empowered, health conscious consumers, healthcare expenditures are expected to grow to approximately $2.0 trillion by 2007. Today, the industry conducts its business by executing more than 30 billion transactions a year with more than 90% of those transactions untouched by integrated automation. Everything from enrollment and eligibility verification, referrals and authorizations, medical record keeping, billing and claims and script-writing/drug interaction checks are processed through a matrix of disjointed and isolated systems, including paper, fax and phone, with each provider, payer or supplier using its own, often antiquated computer system. Duplication is rampant, error probabilities are enormous and the waste of precious resources is glaring.

     Most health economists estimate that 20 % or more of the nation's total healthcare tab is spent on backroom administration. Another 10% funds the fallout of adverse health events that are created by clinical errors made with inaccurate patient information. In effect, more than 4% of the nation's wealth is being consumed by a service and transactions environment that pleases no one and angers many.

     The genesis of today's reality lies in a number of related factors. First, healthcare is characterized by fragmentation with approximately 645,000 practicing physicians, 6,200 hospitals, 16,500 nursing homes, 8,000 home health care agencies, 4,500 independent laboratories and thousands of managed care and other organizations of health care providers--usually local in focus. Historically, healthcare has been the quintessential cottage industry. Second, access to capital by healthcare's various stakeholders has been sharply different. Typically, insurers have had the financial wherewithal to fund systems development while physicians have not. That tilt in the playing field has produced an industry rich in proprietary claim systems but poor in patient-focused care systems. Third, government regulation of the industry is splintered across 50 states, mixed with substantial federal intervention. Finally, healthcare is an exceedingly complex business. The consequences of error are literally life-threatening. Until recently, technology capable of earning an authentic hand-off from wasteful but comparatively safe administrative practices was not available.

     We believe, along with many of our competitors, that the Internet provides a platform for catalytic change within the industry. The factors discussed above may be solved or at least mitigated through the use of Internet channels. The Internet's open architecture, universal accessibility and growing acceptance make it an increasingly critical tool for business-to-business and business-to-consumer interaction and transaction. Internet use is undergoing a transformation from simple information publishing, messaging, and data gathering to critical business transactions and confidential, core business communications. In many industries, work is in progress to harness the Internet`s power to interleave previously disconnected business processes and allow companies to automate workflows, reduce distribution and administrative costs and leverage their market reach. We believe that the healthcare industry, because of its size, fragmentation, complexity and extreme dependence on accurate, timely information exchange, is particularly well suited to benefit from the connectivity and data integration solutions offered by the Internet.

     We believe that today's emerging iHealth marketplace can be sized at $300 to $350 billion. At present, iHealth companies have captured a mere fraction of the potential traffic. News reports aside, fewer than 20,000 physicians use online solutions to complement or replace practice management processes. Our challenge is to position our Company to take advantage of the opportunities offered and bring authentic value to all of the stakeholders within healthcare. Our belief is that our Cymedix.com product is the right product to advance iHealth solutions.

Our Products and Technology

     Our business focuses on creating solutions that move clinical and administrative information and transactions from one facility or institution to another. Our chief product, Cymedix.com, is a suite of software systems, networking technologies and data integration tools. Collectively, they create a universal communication vehicle that, we believe, achieves an inexpensive electronic link between the disparate computer systems that are scattered throughout the healthcare industry. The product connects existing physician office practice hardware and software to a private network and permits the secure exchange of on-line clinical and administrative information with insurers and service providers (pharmacies, labs, hospitals, other physicians) across the enterprise.

     Realizing that wide-bandwidth, 24/7, browser-based technology is still a luxury in most physician offices, we elected to develop a secure Internet transaction system based upon encrypted email messages. We also recognized that there are hundreds if not thousands of proprietary practice management systems installed at physician and other healthcare offices. Our goal was to provide a practical and user-friendly solution that would allow the physician's staff to utilize the Cymedix product without discarding their legacy practice management system or have to re-key critical patient data. This goal became the driving force behind development of our patented Universal Interface. The Universal Interface approach permits the Cymedix.com product to non-invasively integrate with virtually any practice management system, allowing healthcare professionals to interact with payers and institutions through the Internet for everything from lab orders and script-writing, to eligibility checking and claims processing.

     Cymedix.com utilizes encapsulation or tunneling technology to enclose the data within packets of other communication network protocols (such as TCP/IP) for transport across it's secure private network. Cymedix.com harnesses the power of Internet technology to create its universal network and to effectively carve-out a private communication channel across the public information highway.

Our software has two main components:

1. Cymedix.com Remote- The Remote application tool set includes a Cymedix patented Universal Interface module that allows the system to non-invasively interact with the physician's system to extract patient data for use with the Internet transaction request module. The result is a major timesaving to the physician in utilizing the Cymedix product since data previously keyed into his or her practice management software will be already available in the Cymedix Remote database if needed for an Internet-based transaction. Healthcare professionals do not have to replace or upgrade their expensive practice management systems in order to share their data with other healthcare organizations.

2. Cymedix.com Host - The Host application is installed at the healthcare organization that sponsors patient-related information services such as insurers, pharmacy benefit managers, pharmacies, labs, medical benefit managers, hospitals, and even other physicians. The Host product manages the decryption of information requests and encryption of responses to the Remote. It also provides a tool set to communicate in real-time or batch mode with the sponsor's legacy application utilizing the latest industry standards such as HL7, NSF, ANSI X12, and CCOW.

     There are many practical applications for the Cymedix.com family of products, including:

o Insurance eligibility and authorization o Laboratory and radiology orders and results
o    Pharmacy benefit management
o    Referrals and referral authorizations
o    Claims processing o Hospital database management

     As of March17, 2000, we had four contracts with potential users of our Cymedix.com system. All are in the initial testing phase. In each case we are working with an existing user network to integrate our Cymedix.com system into that network and enable healthcare providers, such as doctors, to be able to use Cymedix.com for pharmacy management, laboratory order processing and claims processing. On the above date, a nominal number of healthcare providers were using the Cymedix.com system for pharmacy management.

     Other Services. Through the recent merger of ADC into Cymedix, the Company has expanded its capabilities to include custom web development and Internet hardware systems design work for the medical industry, as well as the general e-commerce marketplace. Marketed under the ADC brand name, the following services also will be sold to customers:

o Internet turn-key project management. From installing hardware, networks and operating systems to developing meaningful web content, Medix's ADC product line can create full-featured data base applications for a wide variety of industries, including education and retail

o Intranets and virtual private networks. The Company has a staff of Microsoft Certified Systems Engineers who are able to assist in the sharing of information and software applications over the Internet while maintaining the highest level of security. Medix also has the hardware and system technology to host application service provider (ASP) software products both from a web-developed software application to a Windows developed product running Citrix MetaFrame servers. Currently, we host e -mail and sales contact management software in an ASP mode.

o Custom e-commerce design. Medix maintains a staff of graphical design artists and virtual retailing programmers. ADC has installed more than 50 sites in a wide variety of industries including sales of medical equipment, office supplies, recreational equipment, to name a few.



Our Strategy and Business Model

     Our market strategy has several components for the near term. First, we believe that there is significant and substantial value in offering products that employ today's commonly available technology infrastructure. For Medix, that means bringing to market the connectivity and software solutions that fit with the realities of their users. As noted earlier, most physicians do not dwell in the world of wide bandwidth. We believe that the initial steps toward migrating and integrating the disparate entities of healthcare will happen through the humble dial-up connection. Our product suite, Cymedix.com, accomplishes that goal.

     Second, we believe that the functionality provided by the product suite, in tandem with our patented Universal Interface gives us a distinct competitive advantage. By providing users with the means to continue to use their existing systems while also accessing our non-invasive technology, we have recognized and honored the prior investment made in those legacy systems. More importantly, that approach recognizes that, as in medicine, our first duty is to do no harm. Our product suite, Cymedix.com does not put at risk any of the assumed "safe" features of today's processes.

     Third, our approach to market is that of partner for our customers and users. Our intent is to leave medicine to physicians and managed care to managed care companies. Our focus is to bring value to them by constructing safe and secure, high-speed data highways that connect the pieces and provide hassle-free productivity tools for all users.

     Fourth, we believe that our approach and products must and will make a frontal attack on the wasteful administration costs that accrue to the present work processes of all of healthcare's stakeholders. Our focus and internal scorecard is to make a substantive difference in this area. We will ask our users and customers to judge us accordingly.

     Longer term, we intend to provide our customers and users with an expanded, robust product spectrum that keeps pace with changing technologies, including offering browser-based, ASP services to those that can take advantage of them. Internal development work on next generation products is already in progress. The Company is also engaged in various strategic relationship discussions, some of which may speed or alter future product designs.

     Our business model is a per-click, transaction fee model, paid for by large institutional "sponsors" to enable their connectivity and information sharing with physician offices. The model is designed to allow physician offices to free-ride on the private networks financed by the sponsoring institution. We believe that this approach will offer rewarding returns to sponsoring institutions through aggregate administrative cost savings while also enabling physician offices to reduce paperwork and cost with no front-end investment.

     We believe that our model will position our Company to earn substantial, recurring revenue streams at margins that are attractive to our investors. Moreover, once critical density is reached, we expect that continued growth in our core product line, Cymedix.com, can be supported without massive reinvestment in added support/fulfillment infrastructure, leveraging our margins for the future.

Our Marketing and Sales Approach

     The Company intends to pursue a focused but multi-dimensional marketing and sales strategy over the next several years.

Specifically:

o We will concentrate our energies on selected, target markets that provide an ample population base and offer us the opportunity to penetrate a major market share of physician desktops.

o We will seek to partner first with a leading, anchor client in each of the selected markets, providing "first mover" incentives to the market share leader.

o Following platform development with the anchor client, we will concentrate our sales focus on enlisting the second tier of potential customers, including corollary contracts with ancillary suppliers such as pharmacy benefit managers, labs and radiology enterprises and large, organized provider groups. Our goal is to achieve major market density.

o Concurrent with the market breadth effort described above, the Company will aggressively seek added market depth by up-selling and cross-selling the full portfolio of product services to existing customers and their affiliates.

o Finally, the Company will consistently seek to leverage our position on the physician's desktop with a host of value-added services provided by strategic partners. Specifically, we will seek to enable user-friendly, online access to activities such as medical/surgical supply purchasing, office supply purchasing, CME training and other patient/physician/staff education or reference resources.

     As of March 17, 2000, we employ five full time sales representatives and technical sales engineers, primarily located in the Colorado office. Also in March 2000, we have recruited and now employ one Director of Sales and one Senior Vice President of Sales and Business Development. Over the next several months, we intend to add to this number, locating sales executives in each of our targeted markets. Also, separate sales staff has been hired to accelerate our growth in e-commerce and related healthcare informational web-sites for our ADC product line.

     Several outside contractors have been retained to develop marketing and sales literature for the Cymedix.com application software. As of March 2000, Cymedix has begun a healthcare information systems magazine advertising campaign to raise brand awareness of the Cymedix.com product. Promotional material aimed at the various Cymedix.com applications is being developed for deployment at several national trade shows and for direct mailing to healthcare providers affiliated with the customers of Cymedix.

Our Customers

     As of March 17, 2000, we have secured four major customer contracts for Cymedix.com. Those contracts include:

o  WellPoint Health Networks
o  Advance Paradigm
o  Advica Health Resources
o  Loyola University Medical Center of Chicago

     The WellPoint contract calls for the installation of the Cymedix.com pharmacy management suite of Internet transaction software. The agreement includes a six month pilot period which began in earnest during the month of January, 2000. To date, a nominal number of sites and physicians have been installed with the product. All providers are based in the state of California and are affiliated with WellPoint's Blue Cross of California Health Plan. At present, the key deliverable is to ramp up the number of provider locations installed each month, with the contract expected to change from a fixed-fee pilot to fee for transactions later this year. Upon successful completion, the affiliate health plans associated with WellPoint will be targeted for similar roll-outs, all immediately starting with fee for transaction processing.

     Advance Paradigm ("API") is a Pharmacy Benefit Management (PBM) firm managing prescription benefits for health plans covering 38 million persons. At present the Company has a pilot program with API, targeting approximately 15 provider locations for five separate health plans. Installation of the Cymedix interface tools to the API information systems is expected to be accomplished during April 2000. The pilot includes health plans in California, Maryland, and West Virginia. API and various pharmaceutical manufacturers are funding the pilot's expenses. The fixed-fee pilots are expected to last through August of 2000, at which time, plans will be finalized for transaction-based processing in the markets selected and agreed upon by API and Medix.

     Advica Health Resources is a health care management service organization ("MSO") that has contracted with Cymedix to install the Cymedix.com application on its physician-member's practice management systems for the purpose of Internet-based electronic claims processing. The Development Plan agreement, executed during the first quarter of 2000, calls for the joint development of an interface between the Cymedix Host system and the front-end database management systems of Advica.

     During the course of the first quarter, 2000, the Company also renegotiated a contract with Loyola University Medical Center of Chicago to allow providers to order laboratory tests and receive results via the Internet. Our system, expected to be installed in the second quarter, will connect the Cymedix software to Loyola's SunQuest laboratory information systems. SunQuest is a leading provider of laboratory information systems and is currently installed in more than 1800 hospitals nationwide.

     As a result of the merger with ADC, the Company maintains support for more than 75 web sites, which we host on Internet servers maintained in our New Jersey office. One of our larger customers includes Vision Management, the owners of IEPPlanet. IEPPlanet, developed by ADC for Vision, allows school districts to enter data regarding special education students. The information is used to track and evaluate their performance and generate the necessary reports required by each state and the federal government. Currently, the IEPPlanet system is utilized by school systems in the Northeastern United States. Vision plans a major marketing effort for the remainder of 2000, which may lead to substantive hosting fees and programming customizations by the Company. Using the ADC product line, the Company has also targeted manufacturers of medical equipment and has developed e-commerce web sites which allow the manufacturers to sell directly to patients as well as maintain secured distributor price lists and ordering capabilities.

Competition

     Medical Information Software. Competition can be expected to emerge from established healthcare information vendors and established or new Internet related vendors. The most likely competitors are companies with a focus on clinical information systems and enterprises with an Internet commerce or electronic network focus. Many of these competitors will have access to substantially greater amounts of capital resources than we have access to, for the financing of technical, manufacturing and marketing efforts. Frequently, these competitors will have affiliations with major medical product companies or software developers, who will assist in the financing of such competitor=s product development. We will seek to raise capital to develop Cymedix products in a timely manner, however, so long as our operations remain underfunded, as they now are, we will be at a competitive disadvantage.

     Software Development Personnel. The success of the development of our Cymedix software is dependent to a significant degree on our key management and technical personnel. We believes that our success will also depend upon our ability to attract, motivate and retain highly skilled, managerial, sales and marketing, and technical personnel, including software programmers and systems architects skilled in the computer languages in which our Cymedix products operate. Competition for such personnel in the software and information services industries is intense. The loss of key personnel, or the inability to hire or retain qualified personnel, could have a material adverse effect on our results of operations, financial condition or business.

Patents, Trademarks and Copyrights

     US Patent No 5,995,939 was issued on November 30, 1999 to our wholly-owned subsidiary, Cymedix Lynx Corporation. The patent covers its Cymedix Lynx automated service request and fulfillment system. The subsidiary decided not to proceed with foreign patent applications on the system, and allowed a related filing under the Patent Cooperation Treaty to expire. A divisional U.S. patent application, including five claims directed to the method by which the system operates, was filed by subsidiary on October 1, 1999. The U.S. Patent and Trademark Office ("USPTO") has not yet issued a substantive response to the divisional application, and accordingly it is not clear what the scope of any patent issuing on the divisional application will be.

     The USPTO issued to Cymedix U.S. Trademark Registration No.2,269,377 for the mark CYMEDIX in connection with "computer software for data base and electronic record management in the healthcare field" on August 10, 1999, and U.S. Trademark Registration No. 2,316,240 for the mark LYNX in connection with "computer software to provide secure communication on a global communication information network" on February 8, 2000. The subsidiary has also filed an application with the USPTO for protection of the mark CYMEDIX.COM. A Notice of Allowance was issued for the application on December 14, 1999. A trademark registration is expected to issue after the subsidiary has filed a declaration of trademark use in commerce.

     Cymedix has obtained seven copyright registrations for two versions of each of three modular software components of the Cymedix Lynx Product, as well as a technical evaluation document that describes the software products. No assurance can be given that any of our software products will receive additional patent or other intellectual property protection.

     We seek to protect our software, documentation and other written materials primarily through a combination of trade secret, trademark and copyright laws, confidentiality procedures and contractual provisions. In addition, we seek to avoid disclosure of our trade secrets, by, among other things, requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code.

     Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult. While we are unable to determine the extent to which piracy of our products exists, software piracy can be expected to be a persistent problem, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.

     From time to time, we may be involved in intellectual property disputes. We have not been notified that any of our products infringe the proprietary rights of other parties. However, in the future, others may claim infringement against us with respect to current or future products. We expect that providers of iHealth solutions will increasingly be subject to infringement claims as the number of products and competitors in our industry grows and traditional suppliers of health care data and transaction solutions begin to offer Internet-based products. If our proprietary technology is subjected to infringement claims, we may have to pay damages or seek a license from third parties, which could delay sales of our products, and if our proprietary technology is infringed upon, we may experience losses. Government Regulation

     Government Regulation of the Internet. Laws and regulations may be adopted with respect to the Internet or other on-line services covering issues such as user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services. The adoption of any additional laws or regulations may impede the growth of the Internet or other on-line services, which could, in turn, decrease the demand for our software applications and services, increase our cost of doing business, or otherwise have an adverse effect on our business, financial condition and results of operations. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could have a material adverse effect on our business, financial condition and results of operations.

     Standards. The Health Insurance Portability and Accountability Act of 1996 mandates the use of standard transactions, standard identifiers, security and other provisions by the year 2000. We are designing the Cymedix.com software platform and product offerings to comply with the proposed regulations. However, until such regulations become final, they could change, which could require us to expend additional resources to comply with the revised standards. In addition, the success of our compliance efforts may be dependent on the success of health care participants in dealing with the standards.

     Confidentiality. The confidentiality of patient records and the circumstances under which such records may be released for inclusion in our databases are subject to regulation by state governments. State laws and regulations govern both the disclosure and the use of confidential patient medical records. Additional legislation governing the dissemination of medical record information has been proposed at both the state and federal level. Such legislation could require holders of such information, including us, to implement costly security measures, or may materially restrict the ability of health care providers to submit information from patient records using our applications.

     We utilize an architecture that incorporates encrypted email messaging and a secured socket layer encryption which surpasses required security protection. Additionally the use of firewalls and other security schemes assure customers of a compliant and secure computing environment. Additionally, we utilize a formal, authority-based use of digital certificates to assure the identity of electronic trading partners.

     False Claims Act. Under the federal False Claims Act, liability may be imposed on any individual or entity who knowingly submits or participates in submitting claims for payment to the federal government which are false or fraudulent, or which contain false or misleading information. Liability may also be imposed on any individual or entity who knowingly make or use a false record or statement to avoid an obligation to pay the federal government. Certain state laws impose similar liability. Claims under the federal False Claims Act may be brought by the federal government or private whistleblowers. If we are found liable for a violation of the federal False Claims Act, or any similar state law, it may result in substantial civil and criminal penalties. In addition, we could be prohibited from processing Medicaid or Medicare claims for payment.

     Government Investigations. There is increasing scrutiny by law enforcement authorities, the U.S. Department of Health and Human Services Office of Inspector General, the courts and Congress of agreements between health care providers and suppliers or other contractors which have a potential to increase utilization of government health care resources. In particular, scrutiny has been placed on the coding of claims for payment and contracted billing arrangements. Investigators have demonstrated a willingness to look beyond the formalities of business arrangements to determine the underlying purposes of payments between health care participants. Although, to our knowledge, neither we nor any of our customers is the subject of any investigation, we cannot tell whether we or our customers will be the target of governmental investigations in the future.

     Federal and State Anti-Kickback Laws. Provisions of the Social Security Act, which are commonly known as the Federal Anti-Kickback Law, prohibit knowingly or willfully, directly or indirectly, paying or offering to pay, or soliciting or receiving, any remuneration in exchange for the referral of patients to a person participating in, or for the order, purchase or recommendation of items or services that are subject to reimbursement by, Medicare, Medicaid and similar other federal or state healthcare programs. Violations may result in civil and criminal sanctions and penalties. If any of our health care communications or electronic commerce activities were deemed to be inconsistent with the Federal Anti-Kickback Law or with state anti-kickback or illegal remuneration laws, we could face civil and criminal penalties or be barred from such activities. Further, we could be required to restructure our existing or planned sponsorship compensation arrangements and electronic commerce activities in a manner that could harm our business.

     FDA Regulation of Medical Devices. The FDA is responsible for assuring the safety and effectiveness of medical devices under the Federal Food, Drug and Cosmetic Act. Computer applications and software are considered medical devices and subject to regulation by the FDA when they are indicated, labeled or intended to be used in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment or prevention of disease, or are intended to affect the structure or function of the body. We do not believe that any of our current applications, services or product offerings are subject to FDA jurisdiction or regulation; however, we may expand our applications, services and offerings into areas that may subject it to FDA regulation. We have no experience in complying with FDA regulations and compliance with FDA regulations could prove to be time consuming, burdensome and expensive, which could impede our ability to introduce new applications, services or product offerings in a timely manner.

     If compliance with government regulation of healthcare becomes costly and difficult for us and our customers, we may not be able to grow our business as we plan, or we may have to abandon a product or service we are providing or plan to provide altogether.

Employees

     As of March 17, we had 27 full-time and 3 part-time employees. 15 of these employees are involved in software programming and support of the Cymedix.com network, 6 are involved in the distribution of product, and 9 are involved in our administrative and financial operations. None of our employees is represented by a labor union, and we have never experienced a work stoppage. We believe our relationship with our employees to be good. However, our ability to achieve our financial and operational objectives depends in large part upon our continuing ability to attract, integrate, retain and motivate highly qualified sales, technical and managerial personnel, and upon the continued service of our senior management and key sales and technical personnel. See "Executive Officers Compensation - Employment Agreements." Competition for such qualified personnel in our industry and the geographical locations of our offices is intense, particularly in software development and technical personnel.

ITEM 2.    DESCRIPTION OF PROPERTY

     Our administrative offices are located at 7100 East Belleview Ave., Suite 301, Englewood, Colorado. However, our executives operate out of four different offices, including our administrative offices. Three of those offices are leased by us. The fourth office used by us is in New York City and is leased by Creative Management Strategies, Inc., an affiliate of our President and Chief Executive Officer. Currently, three of our executive officers operate out of that office, which is also used by the employees of such affiliate. See "Certain Relationships and Related Transactions" for a discussion of the terms upon which we use such space. A summary of our leased facilities is provided below:

                                           Square  Expiration          1999
                                          Footage      Date            Rent
                                        -----------  --------    -------------
Englewood, Colorado(1)                      5,236     7/31/03       $96,000
Thousand Oaks, California                   3,223    11/30/00       $50,000
East Brunswick, New Jersey(2)               1,400     2/28/02         n.a.
                           Totals:          9,859                  $146,000
-----
(1) In connection with our recent sale of our remaining staffing business, we subleased 2,735 square feet of this space to the purchaser, who will pay $50,000 in rent annually for such space. However, we remain jointly liable for rental payments on such subleased space until the end of the lease indicated above.

(2) This space was recently leased by us from David R. Pfeil and his wife in connection with our acquisition from him of Automated Design Concepts, Inc. ("ADC"). We will pay them $1,000 monthly, to lease such space. The operations acquired by us from him continue to be operated out of this office.

     We believe these facilities will be suitable for our needs for the foreseeable future, with the exception of increased capacity planned for the New Jersey office. We have insured all of our properties at the levels required to meet our lease obligations. We believe that these levels are reasonable measures of adequate levels of insurance.


ITEM 3.    LEGAL PROCEEDINGS

Legacy Business

     On or about November 7, 1997, an action was filed against us in the U. S. District Court, Eastern District of New York, under the caption New York Healthcare, Inc. v. International Nursing Services, Inc., et al.(CV 97 6549), alleging, among other things, breach of contract against us and seeking damages in excess of $175,000 plus court costs and attorney fees. We filed answers and counterclaims in this action. On February 15, 2000, we agreed in principle to settle this claim, although a settlement order has not yet been issued. In connection with the settlement, we issued a warrant to purchase 35,000 of the Company's common stock at $3.96 per share. The Company recorded Black/Scholes expense of approximately $137,000 related to the issuance of the warrant.

     On or about April 13, 1999, a subsidiary of the Company engaged in the staffing business, National Care Resources, Inc. was named as a party in a lawsuit filed in the District Court of Montgomery County, TX under the caption Marvin Breland, Individually and as Personal Representative of the Estate of Mildred Breland, deceased vs. The Memorial Hermann Hospital System; Memorial Hospital - The Woodlands; et al. (98-07-02657-CV), alleging, among other things, defendants' acts and omissions constituting negligence were a proximate cause of the death of Mildred Breland and seeking damages of $1,250,000 plus court costs and attorney fees. On March 11, 2000, our insurance company agreed in principle to settle this claim, although a settlement order has not yet been issued. The settlement was fully covered by our insurance.

Current Business

     On November 12, 1999, an action was filed in State of California Superior Court, which has been removed to the U. S. District Court, Central District of California, (CV 00-703 MMM), against Medix Resources, Inc. and its wholly owned subsidiary, Cymedix Lynx Corporation under the caption Leslie Wolf v. Medix Resources, Inc., Cymedix Lynx Corporation, John Yeros, Bill Lyons, alleging, among other things, gender discrimination, breach of contract and wrongful termination. Plaintiff is seeking damages of $2,000,000 in commissions, plus lost wages and other benefits and stock options in an indeterminate amount . We do not believe the claims have any merit and intend to vigorously defend this action. Our attorneys have filed a motion to dismiss the complaint, which motion is currently pending before the court. We do not expect any resolution of this matter to have a material effect on our financial condition.

     From time to time, we are involved in claims and litigation that arise out of the normal course of our business. At the present time, there are no other pending matters that in management's judgment might be considered material to us. We do not believer that any of the litigation described above will have a material adverse effect on us.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No vote of security holders was solicited during the last quarter of the fiscal year ending December 31, 1999.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

     Our common stock is traded on the OTC Bulletin Board under the symbol "MDIX." Prior to our change of name effective February 19, 1998, its symbol was "NURS." The following table shows high and low bid price information for each quarter in the last two calendar years as reported by Prophet Information Services, Inc., a provider of online historical stock price data for all major
U. S. securities markets. Such quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions. On March 17, 2000, the last sales price was reported to be $6.875.




                       Common Stock Bid Price
                       ----------------------
                          High       Low
                        -------    -------

1998
    First Quarter        $ .38     $ .25
    Second Quarter         .81       .25
    Third Quarter          .44       .06
    Fourth Quarter         .31       .05

1999
    First Quarter        $ .55     $ .07
    Second Quarter         .80       .34
    Third Quarter          .62       .23
    Fourth Quarter       $3.75       .30

     There were approximately 440 holders of record (and approximately 4,200 beneficial owners) of our common stock as of March 17, 2000. The number of record holders includes shareholders who may hold stock for the benefit of others.

     We do not expect to pay any dividends on its common stock in the foreseeable future. Management currently intends to retain all available funds for the development of its business and for use as working capital. The payment of dividends on the common stock is subject to our prior payment of all accrued and unpaid dividends on any preferred stock outstanding.


ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

     We are an information technology company headquartered in Denver, Colorado, with offices in Thousand Oaks, California, East Brunswick, New Jersey and New York City. We specialize in the development, marketing and management of software and connectivity solutions for clinical and business transactions within the healthcare industry Through our wholly owned subsidiary, Cymedix Lynx Corporation, a Colorado corporation, we have developed Cymedix.com, a unique healthcare communication technology product. Created by a team of healthcare professionals, Cymedix.com provides instantaneous access to patient clinical, financial and administrative information. Its software also supplies healthcare institutions, such as health plans, insurers and hospitals, as well as practicing physicians with a set of non-invasive technology tools that can be attached to their existing software applications and provide Internet-enabled transaction capability between all parties.

     Implementation of the Cymedix.com software suite promises to speed and improve the efficacy of daily interactions between health caregivers and their staffs, other ancillary providers (such as labs or pharmacy benefit managers), insurance companies, hospitals, Integrated Delivery Networks (IDNs) and Health Management Organizations (HMOs). We believe that the market for robust and practical healthcare solutions is growing rapidly, and that segment growth will continue to accelerate as the joined emphases of consumer choice, quality, administrative service and cost containment ratchets up demand for ever more efficient and user-friendly methods of delivering quality healthcare.


Forward-Looking Statements and Associated Risks

     This Report contains forward-looking statements, which mean that such statements relate to events or transactions that have not yet occurred, our expectations or estimates for our future operations and economic performance, our growth strategies or business plans or other events that have not yet occurred. Such statements can be identified by the use of forward-looking terminology such as "might," "may," "will," "could," "expect," "anticipate," "estimate," "likely," "believe," or "continue" or the negative thereof or other variations thereon or comparable terminology. The following paragraphs contain discussions of important factors that should be considered by prospective investors for their potential impact on forward-looking statements included in this Report. These important factors, among others, may cause actual results to differ materially and adversely from the results expressed or implied by the forward-looking statements.

     We have reported net losses of ($4,847,000), ($5,422,000) and ($515,000)
for the years ended December 31, 1999, December 27, 1998 and December 28, 1997. At December 31, 1999, we had an accumulated deficit of ($18,008,000). We expect to continue to experience loses, in the near term, as we attempt to develop and market our Cymedix software products. The current operation of our business and our ability to continue to develop and market our Cymedix software products will depend upon our ability to obtain additional financing. At present, we are not receiving any significant revenues from the sale of our Cymedix software products. We are attempting to meet our current cash flow needs by raising capital in the private debt and equity markets and through the exercise of currently outstanding warrants. The development and marketing of the Cymedix software products require substantial capital investments. There can be no assurance that additional investments or financings will be available to us as needed to support the development of Cymedix products. Failure to obtain such capital on a timely basis could result in lost business opportunities, the sale of the Cymedix business at a distressed price or the financial failure of our company.

     Our company, through its subsidiary Cymedix Lynx Corporation, has only recently begun its medical software line of business through the acquisition of a development stage medical software business in 1998. Our company has little experience in marketing software products, providing software support services, evaluating demand for products, financing a software business and dealing with government regulation of software products. While we have recently put together a team of experienced executives, they have come from different backgrounds and may require some time to develop an efficient operating structure and corporate culture for our company. We believe our structure of multiple offices serves our customers well, but it does present an additional challenge in building our corporate culture and operating structure.

     Our products are still in the development stage and have not yet proven their effectiveness or their marketability. As a developer of software products, we will be required to anticipate and adapt to evolving industry standards and new technological developments. The market for our software products is characterized by continued and rapid technological advances in both hardware and software development, requiring ongoing expenditures for research and development, and timely introduction of new products and enhancements to existing products. The establishment of standards is largely a function of user acceptance. Therefore, such standards are subject to change. Our future success, if any, will depend in part upon our ability to enhance existing products, to respond effectively to technology changes, and to introduce new products and technologies to meet the evolving needs of its clients in the healthcare information systems market. We are currently devoting significant resources toward the development of products. There can be no assurance that we will successfully complete the development of these products in a timely fashion or that our current or future products will satisfy the needs of the healthcare information systems market. Further, there can be no assurance that products or technologies developed by others will not adversely affect our competitive position or render our products or technologies noncompetitive or obsolete.

     Certain of our products provide applications that relate to patient medical histories and treatment plans. Any failure by our products to provide accurate, secure and timely information could result in product liability claims against us by our clients or their affiliates or patients. We maintain insurance that we believe is adequate to protect against claims associated with the use of our products, but there can be no assurance that our insurance coverage would adequately cover any claim asserted against us. A successful claim brought against us in excess of our insurance coverage could have a material adverse effect on our results of operations, financial condition or business. Even unsuccessful claims could result in the expenditure of funds in litigation, as well as diversion of management time and resources.

     We have been granted certain patent rights, a trademark and copyrights relating to its software business. However, patent and intellectual property legal issues for software programs, such as the Cymedix products, are complex and currently evolving. Since patent applications are secret until patents are issued, in the United States, or published, in other countries, we cannot be sure that we are first to file any patent application. In addition, there can be no assurance that competitors, many of which have far greater resources than we do, will not apply for and obtain patents that will interfere with our ability to develop or market product ideas that we have originated. Further, the laws of certain foreign countries do not provide the protection to intellectual property that is provided in the United States, and may limit our ability to market our products overseas. We cannot give any assurance that the scope of the rights we have are broad enough to fully protect our Cymedix software from infringement.

     Litigation or regulatory proceedings may be necessary to protect our intellectual property rights, such as the scope of our patents. In fact, the computer software industry in general is characterized by substantial litigation. Such litigation and regulatory proceedings are very expensive and could be a significant drain on our resources and divert resources from product development. There is no assurance that we will have the financial resources to defend our patent rights or other intellectual property from infringement or claims of invalidity.

     We also rely upon unpatented proprietary technology and no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to or disclose our proprietary technology or that we can meaningfully protect our rights in such unpatented proprietary technology. We will use our best efforts to protect such information and techniques, however, no assurance can be given that such efforts will be successful. The failure to protect our intellectual property could cause us to loose substantial revenues and to fail to reach our financial potential over the long term.

     The healthcare and medical services industry in the United States is in a period of rapid change and uncertainty. Governmental programs have been proposed, and some adopted, from time to time, to reform various aspects of the U.S. healthcare delivery system. Some of these programs contain proposals to increase government involvement in healthcare, lower reimbursement rates and otherwise change the operating environment for our customers. We cannot predict with any certainty what impact, if any, proposals for healthcare reforms might have on our software business.

     As with any business, growth in absolute amounts of selling, general and administrative expenses or the occurrence of extraordinary events could cause actual results to vary materially and adversely from the results contemplated by the forward-looking statements. Budgeting and other management decisions are subjective in many respects and thus susceptible to incorrect decisions and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditures or other budgets, which may, in turn, affect our results of operation. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and therefore, there can be no assurance that the results contemplated in the forward-looking statements will be realized.

     In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans for the Company will be achieved.

Results of Operation
Comparison of Years Ended December 31, 1999 and December 27, 1998

     Total revenues for the year ended December 31, 1999 ("1999") were $24,000 compared with $0 for the year ended December 27, 1998 ("1998"). Cymedix currently provides all of our revenues. Cymedix first recorded revenue in November 1999 for pilot program fees.

     Selling, general, and administrative expenses increased approximately $2,009,000 or 85% from $2,364,000 in 1998 to $4,373,000 in 1999. This increase included $2,163,000 of expenses related to options and warrants issued for services, which was partially offset by a reduction in other expenses.

     Loss from operations increased approximately $1,987,000 from $2,364,000 in 1998 to $4,351,000 in 1999. This increase is primarily related to the increase in selling, general, and administrative expenses.

     Interest expense increased approximately 32% from $149,000 in 1998 to $197,000 in 1999. The increase is primarily due to interest paid and imputed on a convertible promissory note in 1999.

     Net loss from continuing operations increased approximately $2,035,000 from $2,513,000 in 1998 to $4,548,000 due to all of the reasons discussed above.

     Loss from discontinued operations decreased approximately $2,610,000 from $2,909,000 in 1998 to $299,000 in 1999. The decrease was primarily due to $2,040,000 impairment of goodwill in 1998.

     Net loss decreased approximately $575,000 from $5,422,000 in 1998 to $4,847,000 in 1999 due to the reasons discussed above.

Liquidity and Capital Resources

     We have $1,229,000 in cash as of December 31, 1999 compared with $40,000 as of December 27, 1998. Net working capital was $644,000 as of December 31, 1999 compared with a working capital deficit of ($2,612,000) as of December 27, 1998. During 1999, net cash used in operating activities was $3,241,000. During 1999, we raised $4,112,000 from private placements of preferred stock, $500,000 from issuance of a convertible promissory note, and $150,000 from exercise of options and warrants.

     In February of 2000, we sold the assets of our remaining staffing businesses for $1,000,000. The purchase price was paid with $500,000 cash at closing and a $500,000 subordinated note which is payable in May 2001. During 2000, we expect to generate approximately $800,000 in net cash related to the sale.

     Subsequent to year-end and through March 17, 2000 we received approximately $2,080,000 from the exercise of options and warrants. As of March 17, 2000, we had 1,026,000 warrants with a total exercise price of $633,000, which are callable for $.01 per warrant upon thirty days written notice. Also as of March 17, 2000, we had 7,980,000 warrants with a total exercise price of $3,990,000 which are callable for $.01 per warrant upon thirty days written notice if the trading price of our common stock remains above $2.00 for ten consecutive days subsequent to April 1, 2000. We expect to receive $4,623,000 from the exercise of these callable warrants over the next several months. However, there can be no assurance that any of these warrants will be exercised.

     We expect to continue to experience loses and negative cash flows from operations, in the near term, as we attempt to develop our Cymedix software products. The current operation of our business and our ability to continue to develop our Cymedix software products will depend upon our ability to obtain additional financing. At present, we are not receiving any significant revenues from the sale of our Cymedix software products. We are attempting to meet our current cash flow needs by raising capital in the private debt and equity markets and through the exercise of currently outstanding warrants. The development and marketing of the Cymedix software products require substantial capital investments. We believe that we have adequate cash on hand and available from likely exercise of currently outstanding options and warrants to fund operations for the year ended December 31, 2000. However, there can be no assurance that additional funding, if needed, will be available on terms acceptable to us, or at all.


ITEM 7.    FINANCIAL STATEMENTS

     Attached hereto and filed as a part of this Form 10-KSB are our Consolidated Financial Statements.

                     MEDIX RESOURCES, INC. AND SUBSIDIARIES




                                Table of Contents



                                                                   Page

Independent Auditors' Report........................................F-1

Financial Statements

    Consolidated Balance Sheet......................................F-2

    Consolidated Statements of Operations...........................F-3

    Consolidated Statement of Changes in Stockholders' Equity.......F-4

    Consolidated Statements of Cash Flows...........................F-5

Notes to Consolidated Financial Statements..........................F-6

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders
Medix Resources, Inc.
Denver, Colorado


We have audited the accompanying consolidated balance sheet of Medix Resources, Inc. and Subsidiaries, as of December 31, 1999, and the related consolidated statements of operations and changes in stockholders' equity, and cash flows for the years ended December 31, 1999 and December 27, 1998. These consolidated financial statements are the responsibility of the management of Medix Resources, Inc. and Subsidiaries. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Medix Resources, Inc. and Subsidiaries, as of December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 1999 and December 27, 1998 in conformity with generally accepted accounting principles.



                                          /s/Ehrhardt Keefe Steiner & Hottman PC
                                             Ehrhardt Keefe Steiner & Hottman PC
March 10, 2000, except the second
 paragraph of Note 6, as to which
 the date is March 20, 2000
Denver, Colorado
                                       F-1

                     MEDIX RESOURCES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheet
                                December 31, 1999


                                     Assets
Current assets
  Cash ....................................................     $  1,229,000
  Accounts receivable .....................................           35,000
  Prepaid expenses and other ..............................          176,000
  Assets of discontinued operations .......................        1,057,000
                                                                ------------
     Total current assets .................................        2,497,000


Property and equipment, net ...............................          115,000

Other assets
  Intangible assets, net ..................................        2,017,000
                                                                ------------

Total .....................................................     $  4,629,000
                                                                ============

                    Liabilities and Stockholders' Equity
Current liabilities
  Notes payable ...........................................     $     84,000
  Line-of-credit ..........................................          484,000
  Accounts payable ........................................          257,000
  Accrued expenses ........................................          504,000
  Accrued payroll taxes, interest and penalties ...........          502,000
  Liabilities of discontinued operations ..................           22,000
                                                                ------------
     Total current liabilities ............................        1,853,000

Note payable ..............................................          400,000
                                                                ------------
     Total liabilities ....................................        2,253,000
                                                                ------------

Commitments and contingencies

Stockholders' equity
  1996 Preferred stock, 10% cumulative convertible,
   $1 par value 488 shares authorized, 155 issued,
   1.00 outstanding, liquidation preference $35,000 .......             --
  1997 convertible preferred stock, $1 par value 300
   shares authorized 167.15 shares issued, 5.00
   outstanding, liquidation preference $50,000 ............             --
  1999 Series A convertible preferred stock, $1 par
   value, 300 shares authorized, 300 shares issued,
   185 shares outstanding, liquidation preference
   $185,000 ...............................................             --
  1999 Series B convertible preferred stock, $1 par
   value, 2,000 shares authorized, 1,832 shares issued,
   817 shares outstanding, liquidation preference
   $817,000 ...............................................            1,000
  1999 Series C convertible preferred stock, $1 par
   value, 2,000 shares authorized, 1,995 shares issued,
   1,995 shares outstanding, liquidation preference
   $1,995,000 .............................................            2,000
  Common stock, $.001 par value, 100,000,000 shares
   authorized, 27,642,691 issued and outstanding ..........           27,000
  Dividends payable with common stock .....................           25,000
  Additional paid-in capital ..............................       20,329,000
  Accumulated deficit .....................................      (18,008,000)
                                                                ------------

     Total stockholders' equity ...........................        2,376,000
                                                                ------------

Total .....................................................     $  4,629,000
                                                                ============

                 See notes to consolidated financial statements

                     MEDIX RESOURCES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations


                                                        For the      For the Year
                                                      Year Ended          Ended
                                                     December 31,     December 27,
                                                         1999              1998
                                                     ------------      ------------

Revenues .......................................     $     24,000      $       --

Direct costs of services .......................            2,000              --
                                                     ------------      ------------
Gross margin ...................................           22,000              --

Selling, general, and administrative expenses ..        4,373,000         2,364,000
                                                     ------------      ------------

Loss from operations ...........................       (4,351,000)       (2,364,000)

Interest expense ...............................          197,000           149,000
                                                     ------------      ------------

Net loss from continuing operations ............       (4,548,000)       (2,513,000)

Net loss from discontinued operations ..........         (299,000)       (2,909,000)
                                                     ------------      ------------

Net loss .......................................      $(4,847,00)      $ (5,422,000)
                                                     ============      ============

Loss per common share on continuing operations .     $       (.29)     $       (.12)
                                                     ============      ============

Loss per common share on discontinued operations     $       (.01)     $       (.14)
                                                     ============      ============

Net loss per common share ......................     $       (.30)     $       (.26)
                                                     ============      ============

Weighted average common shares outstanding .....       23,384,737        20,772,801
                                                     ============      ============


                 See notes to consolidated financial statements.

                MEDIX RESOURCES, INC. AND SUBSIDIARIES

       Consolidated Statement of Changes In Stockholders' Equity
     For the Years Ending December 31, 1999 and December 27, 1998


                                                                                                      1999 Series A
                                               1996 Preferred Stock      1997 Preferred Stock        Preferred Stock
                                              -----------------------   -----------------------  ------------------------
                                               Number of                 Number of               Number of
                                                Shares       Amount       Shares       Amount      Shares        Amount
                                             ----------   ----------   ----------  -----------  ----------    ----------

Balance - December 28, 1997 ................     26.25        $ --         100.50        $ --          --          $  --

Common stock issued in connection with
 Cymedix merger ............................      --            --           --            --          --             --

Issuance of options and warrants in
 connection with Cymedix merger ............      --            --           --            --          --             --

Conversion of preferred stock and accrued
 dividends .................................    (18.25)         --          (5.00)         --          --             --

Common stock issued in connection with
 purchase of warrants ......................      --            --           --            --          --             --

Common stock and warrants issued in
 settlement ................................      --            --           --            --          --             --

1997 preferred stock redemption payable ....      --            --         (76.00)         --          --             --

Net loss ...................................      --            --           --            --          --             --

Dividends declared .........................      --            --           --            --          --             --
                                             ----------   ----------   ----------  -----------  ----------    ----------

Balance at December 27, 1998 ...............      8.00          --          19.50          --          --             --

Issuance of warrants with convertible note
 payable ...................................      --            --           --            --          --             --

1999 preferred stock issuances (net of
 15,500 of offering costs) .................      --            --           --            --         300             --

Preferred stock conversions ................     (4.50)         --         (14.50)         --        (115)            --

Repurchase of 1996 preferred stock .........     (2.50)         --           --            --         --              --

Conversion of note payable into common stock      --            --           --            --         --              --

Conversion of redemption payable into common
 stock .....................................      --            --           --            --         --              --

Exercise of warrants .......................      --            --           --            --         --              --

Exercise of stock options ..................      --            --           --            --         --              --

Stock issued for services ..................      --            --           --            --         --              --

Stock options and warrants issued for
 services ..................................      --            --           --            --         --              --

Net loss ...................................      --            --           --            --         --              --

Dividends declared .........................      --            --           --            --         --              --
                                             ----------   ----------   ----------  -----------  ----------    ----------

Balance at December 31, 1999 ...............      1.00        $ --           5.00        $ --         185        $    --
                                             ==========   ===========  ==========  ===========  ==========    ==========

Continued below.

                                                     1999 Series B              1999 Series C
                                                   Preferred Stock            Preferred Stock
                                               -----------------------    ----------------------
                                                Number of                  Number of
                                                 Shares      Amount         Shares      Amount
                                               ----------   ----------    ----------  ----------

Balance - December 28, 1997 ................        --        $  --           --       $  --

Common stock issued in connection with
 Cymedix merger ............................        --           --           --          --

Issuance of options and warrants in
 connection with Cymedix merger ............        --           --           --          --

Conversion of preferred stock and accrued
 dividends .................................        --           --           --          --

Common stock issued in connection with
 purchase of warrants ......................        --           --           --          --

Common stock and warrants issued in
 settlement ................................        --           --           --          --

1997 preferred stock redemption payable ....        --           --           --          --

Net loss ...................................        --           --           --          --

Dividends declared .........................        --           --           --          --
                                                 -------      -------      -------     -------

Balance at December 27, 1998 ...............        --           --           --          --

Issuance of warrants with convertible note
 payable ...................................        --           --           --          --

1999 preferred stock issuances (net of
 15,500 of offering costs) .................       1,832        2,000        1,995       2,000

Preferred stock conversions ................      (1,015)      (1,000)        --          --

Repurchase of 1996 preferred stock .........        --           --           --          --

Conversion of note payable into common stock        --           --           --          --

Conversion of redemption payable into common
 stock .....................................        --           --           --          --

Exercise of warrants .......................        --           --           --          --

Exercise of stock options ..................        --           --           --          --

Stock issued for services ..................        --           --           --          --

Stock options and warrants issued for
 services ..................................        --           --           --          --

Net loss ...................................        --           --           --          --

Dividends declared .........................        --           --           --          --
                                                 -------      -------      -------     -------

Balance at December 31, 1999 ...............         817      $ 1,000        1,995     $ 2,000
                                                 =======      =======      =======     =======



                 See notes to consolidated financial statements.

                     MEDIX RESOURCES, INC. AND SUBSIDIARIES

            Consolidated Statement of Changes In Stockholders' Equity For the Years Ending December 31, 1999 and December 27, 1998


                                                        Common Stock                                  Dividend
                                                ----------------------------                        Payable with
                                                 Number of                         Paid-in             Common         Accumulated
                                                  Shares           Amount          Capital              Stock           Deficit
                                                -----------     ------------     ------------       -----------      ------------

Balance - December 28, 1997 ..............       12,843,567     $     13,000     $ 12,191,000      $     39,000      $ (7,739,000)

Common stock issued in connection with
 Cymedix merger ..........................        7,212,987            7,000        1,385,000              --                --

Issuance of options and warrants in
 connection with Cymedix merger ..........             --               --             37,000              --                --

Conversion of preferred stock and accrued
 dividends ...............................        1,118,270            2,000            9,000           (11,000)             --

Common stock issued in connection with
 purchase of warrants ....................          175,900             --               --                --                --

Common stock and warrants issued in
 settlement ..............................          150,000             --             31,000              --                --

1997 preferred stock redemption payable ..             --               --           (760,000)             --                --

Net loss .................................             --               --               --                --          (5,422,000)

Dividends declared .......................             --               --            (11,000)           11,000              --
                                               ------------     ------------     ------------      ------------      ------------

Balance at December 27, 1998 .............       21,500,724           22,000       12,882,000            39,000       (13,161,000)

Issuance of warrants with convertible note
 payable .................................             --               --            238,000              --                --

1999 preferred stock issuances (net of
 15,500 of offering costs) ...............             --               --          4,108,000              --                --

Preferred stock conversions ..............        3,161,342            3,000           10,000           (12,000)             --

Repurchase of 1996 preferred stock .......             --               --            (17,000)           (8,000)             --

Conversion of note payable into
 common stock ............................          200,000             --            100,000              --                --

Conversion of redemption payable
 into common stock .......................        2,115,241            2,000          633,000              --                --

Exercise of warrants .....................          400,000             --            123,000              --                --

Exercise of stock options ................          256,384             --             27,000              --                --

Stock issued for services ................            9,000             --              5,000              --                --

Stock options and warrants issued for
 services ................................             --               --          2,226,000              --                --

Net loss .................................             --               --               --                --          (4,847,000)

Dividends declared .......................             --               --             (6,000)            6,000              --
                                               ------------     ------------     ------------      ------------      ------------
Balance at December 31, 1999 .............       27,642,691     $     27,000     $ 20,329,000      $     25,000      $(18,008,000)
                                               ============     ============     ============      ============      ============

Continued below.


                                                   Total
                                               ------------

Balance - December 28, 1997 ..............     $  4,504,000

Common stock issued in connection with
 Cymedix merger ..........................        1,392,000

Issuance of options and warrants in
 connection with Cymedix merger ..........           37,000

Conversion of preferred stock and accrued
 dividends ...............................             --

Common stock issued in connection with
 purchase of warrants ....................             --

Common stock and warrants issued in
 settlement ..............................           31,000

1997 preferred stock redemption payable ..         (760,000)

Net loss .................................

Dividends declared .......................             --
                                               ------------

Balance at December 27, 1998 .............         (218,000)

Issuance of warrants with convertible note
 payable .................................          238,000

1999 preferred stock issuances (net of
 15,500 of offering costs) ...............        4,112,000

Preferred stock conversions ..............             --

Repurchase of 1996 preferred stock .......          (25,000)

Conversion of note payable into
 common stock ............................          100,000

Conversion of redemption payable
 into common stock .......................          635,000

Exercise of warrants .....................          123,000

Exercise of stock options ................           27,000

Stock issued for services ................            5,000

Stock options and warrants issued for
 services ................................        2,226,000

Net loss .................................       (4,847,000)

Dividends declared .......................             --
                                               ------------
Balance at December 31, 1999 .............     $  2,376,000
                                               ============



                 See notes to consolidated financial statements.

                     MEDIX RESOURCES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                                        For the           For the
                                                      Year Ended        Year Ended
                                                     December 31,      December 27,
                                                         1999              1998
                                                     ------------      ------------
Cash flows from operating activities
   Net loss ....................................     $ (4,847,000)     $ (5,422,000)
                                                     ------------      ------------
   Adjustments to reconcile net loss to net
    cash provided by operating activities -
      Discontinued operations ..................          299,000         2,909,000
      Depreciation and amortization ............          243,000           654,000
      Common stock, options and warrants
       issued for services .....................        2,231,000              --
      Change in net assets of discontinued
       operations ..............................       (1,243,000)             --
      Imputed interest expense on convertible
       debt ....................................          238,000              --
      Change in assets and liabilities -
        Accounts receivable, net ...............        2,046,000         1,943,000
        Prepaid expenses and other .............            5,000            42,000
        Checks written in excess of bank balance          (72,000)           72,000
        Accounts payable and accrued expenses ..       (2,141,000)          864,000
                                                     ------------      ------------
                                                        1,606,000         6,484,000
                                                     ------------      ------------
           Net cash (used in) provided by
            operating activities ...............       (3,241,000)        1,062,000
                                                     ------------      ------------

Cash flows from investing activities
   Proceeds from sale of divisions .............             --           1,350,000
   Business acquisitions (net of cash acquired)              --             (20,000)
   Purchase of property and equipment ..........          (72,000)          (35,000)
   Proceeds from the sale of fixed assets ......             --               3,000
   Payments on notes receivable ................          563,000            93,000
                                                     ------------      ------------
           Net cash provided by investing
            activities .........................          491,000         1,391,000
                                                     ------------      ------------

Cash flows from financing activities
   Proceeds from issuance of debt and notes
    payable ....................................          500,000            43,000
   Advances under financing agreement ..........       11,272,000        17,425,000
   Payments under financing agreement ..........      (11,781,000)      (19,975,000)
   Principal payments on debt and notes payable          (289,000)          (64,000)
   Issuance of preferred and common stock, net
    of offering costs ..........................        4,112,000              --
   Proceeds from the exercise of options and
    warrants ...................................          150,000              --
   Repurchase of preferred stock ...............          (25,000)             --
                                                     ------------      ------------
           Net cash provided by (used in)
            financing activities ...............        3,939,000        (2,571,000)
                                                     ------------      ------------

Net increase (decrease) in cash ................        1,189,000          (118,000)

Cash, beginning of period ......................           40,000           158,000
                                                     ------------      ------------

Cash, end of period ............................     $  1,229,000      $     40,000
                                                     ============      ============



Supplemental disclosure of cash flow information:
   Cash paid during the year for interest was $324,000 and $496,000 for December
    31, 1999 and December 27, 1998, respectively.

Continued on next page.

                 See notes to consolidated financial statements.

                     MEDIX RESOURCES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


Continued from previous page.

Non-cash investing and financing activities:

     During 1998, the Company acquired Cymedix Corporation, and received certain assets and liabilities in exchange for 7,212,987 shares of the Company's common stock (Note 3). Assets and liabilities acquired included: Cash of $20,000; Fixed Assets of $21,000; Forgiveness of $298,000 note receivable; $250,000 Note Payable; and Other Liabilities of $380,000.

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

     Dividends declared payable in common stock were $6,000 and $11,000 for December 31, 1999 and December 27, 1998, respectively.

     During 1999, the Company issued a $500,000 convertible note payable and warrants to purchase common stock, of which $100,000 of principal was converted into 200,000 shares of common stock. The warrant was valued at $238,000 and recorded as additional interest expense.

     During 1999, the Company converted $635,000 of preferred stock redemption payable into 2,115,241 shares of common stock.

     During 1999, 4.50 units of the 1996 preferred stock, 14.50 units of the 1997 preferred stock, 115 shares of the 1999 series A preferred stock, and 1,015 of the series B preferred stock were converted into 3,161,342 shares of common stock.


                 See notes to consolidated financial statements.

                     MEDIX RESOURCES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 1 - Organization and Significant Accounting Policies

Organization

Medix Resources, Inc. and subsidiaries (the Company) main business focus is a suite of fully secure, patented internet communication software for the healthcare industry. The Company divested its remaining healthcare related staffing businesses in February of 2000 (Note 2).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Medix Resources, Inc. and its wholly-owned subsidiaries, National Care Resources - Colorado, Inc., National Care Resources - Texas, Inc., TherAmerica, Inc. and Cymedix Lynx Corporation (Cymedix). All intercompany transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                     MEDIX RESOURCES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 1 - Organization and Significant Accounting Policies (continued)

Revenue Recognition

The Company recognizes revenue on its Internet connectivity solutions software business on a per usage basis as services are provided.

Revenue from its temporary staffing business is recognized as services are provided.

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

Intangible Assets

Intangible assets are stated at cost, and consist of goodwill which is being amortized using the straight-line method over fifteen years.

The Company reviews its long-lived asset for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company looks primarily to the undiscounted future cash flows of its acquisition in its assessment of whether or not goodwill has been impaired.

In 1998, the Company's revenue from its TherAmerica Division decreased significantly. This was primarily a result of a change in rate structure from medicare related to physical therapy and also a result of decreased revenues as hospitals and third party users started hiring therapists rather than using external sources. As a result of these decreases, the Company reviewed its future projected cash flows from TherAmerica and determined that under the current market and rate structure, TherAmerica would not generate positive cash flow after general and administrative expenses, and as a result impaired goodwill associated with TherAmerica totaling $2,040,000 at December 31, 1998. The Company has included this impairment as a component of discontinued operations in the accompanying financial statements (Note 2).

                     MEDIX RESOURCES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 1 - Organization and Significant Accounting Policies (continued)

Reclassifications

Certain amounts in the 1998 consolidated financial statements have been reclassified to conform to the 1999 presentation.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses for the years ended December 31, 1999 and December 27, 1998 were approximately $45,000 and $100,000, respectively.

Basic Loss Per Share

The Company applies the provisions of Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (FAS 128). All dilutive potential common shares have an antidilutive effect on diluted per share amounts and therefore have been excluded in determining net loss per share. The Company's basic and diluted loss per share are equivalent and accordingly only basic loss per share has been presented.

Managements Plans for Continued Existence

The Company's recurring losses and negative cash flow from operations raised substantial doubt about its ability to continue as a going concern. The Company has raised additional capital through the issuance of convertible debt, preferred stock, and the exercise of options and warrants of $3,177,000 during the fourth quarter of 1999 and $1,562,000 through March 7, 2000. Management's plans included divesting itself of the Company's staffing business segment and raising additional capital. Management plans also include further development and marketing of the Company's proprietary technology. Management believes that the Company has adequate cash on hand and avalable through the exercise of outstanding options and warrants to fund operations through December 31, 2000.


Note 2 - Discontinued Operations

In February of 2000, the Company closed on the sale of the assets of its remaining staffing businesses for $1,000,000. The purchase price was paid with $500,000 cash at closing and the Company receiving a $500,000 subordinated note receivable. The note provides for interest at prime plus 1% and is due in May of 2001. This sale was the final step of a plan approved by the board of directors in December 1999 for the Company to divest itself of on the staffing businesses and focus its efforts on its Internet communication software products for the healthcare industry.

The accompanying financial statements reflect the results of operations of the staffing businesses as a discontinued business segment. The discontinued results of operations include those direct revenues and expenses associated with running the staffing businesses as well as an allocation of corporate costs.

                     MEDIX RESOURCES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 2 - Discontinued Operations (continued)

The results of operations of the Company's discontinued staffing businesses for the years ended December 31,1999 and December 27, 1998 are as follows:

                                                  December 31,     December 27,
                                                      1999              1998
                                                 ------------      ------------
Revenue ....................................     $ 10,812,000      $ 17,412,000
Direct costs of services ...................        8,472,000        13,462,000
                                                 ------------      ------------
Gross margin ...............................        2,340,000         3,950,000
                                                 ------------      ------------

Selling, general and administrative expenses        2,193,000         3,794,000
Impairment of goodwill .....................             --           2,040,000
Loss on sale of division ...................             --             316,000
Interest expense ...........................          446,000           709,000
                                                 ------------      ------------

Net loss ...................................     $   (299,000)     $ (2,909,000)
                                                 ============      ============

The Company's 1998 loss on sale of divisions includes the following transactions and events.

In April 1998, the Company entered into an agreement to sell its remaining staffing service businesses. In connection with the sale, the Company received a deposit of $350,000. The purchaser defaulted on the terms of the sales agreement and the Company retained the deposit. This has been reflected as a reduction in the loss on sale of divisions.

During the third quarter of 1998, the Company consummated the sale of its Ellis and STAT healthcare staffing operations for approximately $1,000,000 in cash and two note receivables for $325,000 each. The Ellis and STAT sale resulted in a loss of $666,000.

                     MEDIX RESOURCES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 2 - Discontinued Operations (continued)

Also reflected in the accompanying balance sheet at December 31, 1999 are the following assets and liabilities related to the Company's discontinued staffing business segment.

Current assets
  Cash ........................................     $     1,000 (1)
  Accounts receivable, net of 148,000 allowance         908,000 (1)
  Prepaid expenses and other ..................          57,000 (2)
  Property and equipment ......................          91,000
                                                    -----------

   Total current liabilities ..................     $ 1,057,000
                                                    ===========

Current liabilities
  Accounts payable ............................          (3,000)
  Accrued expenses ............................         (19,000)
                                                    -----------

   Total current assets .......................     $   (22,000)
                                                    ===========

(1) The purchaser did not acquire these assets.
(2) The purchaser acquired only $15,000 of these assets.

During the first quarter of 2000, the Company expects to report the following gain on the disposal of the assets of its staffing business:

                                         (Unaudited)

Sales price ........................     $ 1,000,000
Accounts receivable collection costs        (100,000)
                                         -----------
                                             900,000
Assets acquired
  Property and equipment ...........         (91,000)
  Deposits .........................         (15,000)

Liabilities assumed
  Accounts payable .................           3,000
  Accrued liabilities ..............          19,000
                                         -----------

Net gain on disposal ...............     $   816,000
                                         ===========

The expected gain resulting from the sale does not take into account any reserve that may be required on the $500,000 subordinated note receivable.

                     MEDIX RESOURCES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 2 - Discontinued Operations (continued)

Also as previously noted the purchaser did not acquire the Company's accounts receivable as part of the sale. However, in connection with the sale, the purchaser will collect the Company's receivables and remit the proceeds to the Company net of a 10% collection fee. The $100,000 reflected above represents the Company's estimate of the collection costs to be paid to purchaser for performing this function.


Note 3 - Balance Sheet Disclosures

Property and equipment consists of the following:

Furniture and fixtures .......     $  39,000
Computer hardware and software       240,000
                                   ---------
                                     279,000
Less accumulated depreciation       (164,000)
                                   ---------

                                   $ 115,000
                                   =========

Depreciation expense was $86,000 and $96,000 for the years ended December 31, 1999 and December 27, 1998, respectively.

Intangible assets consist of the following:

Goodwill from the acquisition of Cymedix     $ 2,332,000
Less accumulated amortization ..........        (315,000)
                                             -----------

                                             $ 2,017,000
                                             ===========

Amortization expense was $157,000 and $558,000 for the years ended December 31, 1999 and December 27, 1998, respectively.

Accrued liabilities consist of the following:

Accrued payroll and benefits     $317,000
Health claims payable ......       57,000
Accrued rents payable ......       91,000
Other ......................       39,000
                                 --------

                                 $504,000
                                 ========

At various times during the year the Company was delinquent with payroll tax deposits. At December 31, 1999, $300,000 was accrued for estimated interest and penalties.

                     MEDIX RESOURCES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 4 - Line-of-Credit and Notes Payable

The Company has entered into an agreement with a financial institution for a revolving line-of-credit with a maximum principal balance of $1,500,000 which is limited by a borrowing base calculation of 80% of qualified accounts receivable. Interest accrues on the outstanding balance at 2% above bank prime (10.5% at December 31, 1999). Additionally, the Company is required to pay the lender a loan management fee on a monthly basis equal to 0.35% of the average outstanding principal balance of the preceding month. Interest and fees paid to this financial institution for the year ended December 31, 1999 and December 27, 1998 approximated $187,000 and $470,000, respectively. The outstanding principal balance including accrued interest and fees was $484,000 at December 31, 1999. The agreement expires May 2000 and can be terminated by the lender without notice or by the Company with a thirty day notice to the lender and payment of defined early payment penalties. The loan is collateralized by substantially all the Company's assets. The line-of-credit was paid in full upon closing the sale of the Company's remaining staffing businesses (Note 2).

Notes payable consist of the following:
                                                                December 31,
                                                                   1999
                                                                -----------
Note payable - finance  company,  interest  accrues at 9.75%, monthly  payments and  principal  and interest of $4,166 are
 payable through August 2000.................................    $   28,000

Note payable - finance company,  interest accrues at 10%,
 monthly  principal and interest of $8,250 are payable
 through July 2000...........................................        56,000
                                                                 ----------

                                                                 $   84,000
                                                                 ==========

In October 1999, the Company raised approximately $488,000 net of expenses through the issuance of a $500,000 14% Convertible Promissory Note and warrants to purchase 500,000 shares of the Company's common stock at $.50 per share. The $500,000 in principal plus accrued interest are payable on June 28, 2000. The note is convertible into the Company's common stock at a conversion price of $.50 per share, for the first 90 days outstanding, and at the lower of $.50 per share or 80% of the lowest closing bid price for the Common Stock during the last five trading days prior to conversion, for the remaining life of the note. The note is secured by the intellectual property of the Company's wholly owned subsidiary Cymedix Lynx Corporation. The warrants were recorded as a discount on the debt valued at $238,000 using the Black-Scholes option pricing model. The discount was fully amortized at December 31, 1999, as the debt was converted in January 2000 into 800,000 shares of common stock.

                     MEDIX RESOURCES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 5 - Commitments and Contingencies

Operating Leases

The Company leases office facilities and equipment under non-cancelable operating leases. Rent expense for the years ended December 31, 1999 and December 27, 1998 was $292,000 and $318,000, respectively.

Future minimum lease payments under these leases are approximately as follows:

      Fiscal Year Ended December                        Amount
      --------------------------                       --------

                2000......................             $273,000
                2001......................              162,000
                2002......................              103,000
                2003......................               61,000
                2004......................                4,000
                                                       --------

                                                       $603,000
                                                       ========

Litigation

During the fourth quarter of 1997, an action was filed against the Company in the Eastern District of New York under the caption New York Healthcare, Inc. v. International Nursing Services, Inc., et al., alleging, among other things, breach of contract against the Company and seeking damages in excess of $175,000 plus court costs and attorney fees. The Company has filed answers and counterclaims in this action. On February 15, 2000, the Company agreed in principle to settle this claim. In connection with the settlement, the Company issued a warrant to purchase 35,000 of the Company's common stock at $3.96 per share. The Company recorded expense of approximately $137,000 related to the issuance of the warrant.

In the normal course of business, the Company is party to litigation related to its staffing employees. The Company maintains insurance to cover these claims and believes that it will not incur any material losses in excess of accrued amounts.


Note 6 - Stockholders' Equity

On June 11, 1999, the stockholders of the Company approved an increase in the number of authorized shares of common stock from 25,000,000 to 50,000,000.

On March 20, 2000, the stockholders of the Company approved an increase in the number of authorized shares of common stock from 50,000,000 to 100,000,000. The Company has also authorized 2,500,000 shares of preferred stock.

                     MEDIX RESOURCES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 6 - Stockholders' Equity (continued)

1996 Private Placement

In July and September 1996, the Company completed a private placement of 244 units, each unit consisting of a share of convertible preferred stock, $10,000 per unit, $1 par value ("1996 Preferred Stock"), a warrant to purchase 8,000 shares of the Company's common stock at $2.50 per share and a unit purchase option to purchase an additional unit at $10,000 per unit.

During 1998, 18.25 units were converted resulting in the issuance of an additional 939,320 shares of common stock in 1998.

During 1999 4.5 units were converted into 241,072 shares of common stock. Additionally, the Company repurchased from another holder 2.5 units in a negotiated agreement for $25,000. The Company has 1.0 remaining unit of its 1996 preferred stock outstanding at December 31, 1999. The remaining unit may be converted into the Company's common stock including accrued dividends at the lesser of $1.25 per common share or 75% of the prior five day trading average of the Company's common stock.

1997 Private Placement

In January and February 1997, the Company completed a private placement of
167.15 Units, each unit consisting of one share of convertible preferred stock, $10,000 per unit, $1 par value, "1997 Preferred Stock", and a warrant to purchase 10,000 shares of common stock at $1.00 per share.

In 1998, 5.0 units were converted resulting in the issuance of 178,950 shares of common stock.

During 1999 14.5 units were converted into 572,694 shares of common stock. The Company has 5.0 remaining units of its 1997 preferred stock outstanding at December 31, 1999. The remaining units may be converted into the Company's common stock including accrued dividends at the lesser of $1.00 per common share or 75% of the prior five day trading average of the Company's common stock.

1999 Private Placements

During 1999, the Company initiated three private placement offerings each consisting of one share of preferred stock (as designated) and warrants to purchase common stock. There are no dividends payable on the preferred stock if a registration statement is filed by a certain date as specified in the offering agreements and remains effective for a two year period. If dividends are payable, the preferred stock will provide for a 10% dividend per annum for each day during which the registration statement is not effective. The preferred shares are also redeemable at the option of the Company after a date as specified in the offering agreements for $1,000 per share plus any accrued unpaid dividends. In addition, if a registration statement is not effective by date as specified in the offering agreements, the shares may be redeemed at the request of the holder at $1,000 per share plus any accrued unpaid dividends.

                     MEDIX RESOURCES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 6 - Stockholders' Equity (continued)

1999 Private Placements (continued)

The first private placement consisted of 300 shares of Series A preferred stock each with 1,000 warrants for $1,000 per unit, which raised total proceeds of $300,000. The warrants included with each unit entitle the holder to purchase common shares at $1.00 per share, expiring in October 1, 2000. The preferred shares are currently convertible into common shares at $.25 per common share through March 1, 2003. During 1999, 115 shares of Series A preferred stock were converted into 460,000 common shares. The warrants are callable by the Company for $.01 upon thirty days written notice if the trading price of the Company's common stock remains above $3.00 for five consecutive days. During January of 2000, the Company's stock traded above $3.00 for more than five consecutive days. The Company has not called any of these warrants as of the date hereof.

The second private placement consisted of 1,832 shares of Series B preferred stock each with 2,000 warrants for $1,000 per unit, which raised total proceeds of $1,816,500 (net of offering costs of $15,500). The Company also issued a warrant to purchase 50,000 shares of common stock at $.50 which expire in May 2002 for services rendered in connection with the private placement. The warrants included with each unit entitle the holder to purchase common shares at $.50 per share, expiring in October 1, 2003. The preferred shares are currently convertible into common shares at $.50 per common share through October 1, 2003. During 1999, 1,015 shares of Series B preferred stock were converted into 2,030,000 common shares. The warrants are callable by the Company for $.01 upon thirty days written notice if the trading price of the Company's common stock remains above $3.00 for five consecutive days. During January of 2000, the Company's stock traded above $3.00 for more than five consecutive days. The Company has not called any of these warrants as of the date hereof.

The third private placement consisted of 1,995 shares of Series C preferred stock each with 4,000 warrants for $1,000 per unit, which raised total proceeds of $1,995,000. The warrants included with each unit entitle the holder to purchase common shares at $.50 per share, expiring in April 1, 2003. The preferred shares are convertible beginning April 1, 2000 into common shares at $.50 per common share through April 1, 2003. During 1999, no shares of the Series C preferred stock were converted into common shares. After April 1, 2000, the warrants are callable by the Company for $.01 upon thirty days written notice if the trading price of the Company's common stock remains above $2.00 for ten consecutive days.

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

                     MEDIX RESOURCES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 6 - Stockholders' Equity (continued)

Preferred Redemption Payable (continued)

In 1999, the remaining $635,000 payable under the redemption agreement was settled, by the Company issuing 2,115,241 shares of common stock.

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

In August 1999, the Board of Directors established the 1999 Stock Option Plan (the "1999 Plan") which provides for the grant of incentive stock options ("ISOs") to officers and other employees of the Company and non-qualified options to directors, officers, employees and consultants of the Company. If the approval of the 1999 Plan by the Company's stockholders is not obtained by August 16, 2000, any grants of ISOs under the plan will convert to non-qualified options. Options granted under the plan are generally exercisable immediately and expire up to ten years after the date of grant. Options are granted at a price equal to the market value at the date of grant. The Board of Directors reserved 7,000,000 shares of common stock for granting of options under the 1999 Plan.

                     MEDIX RESOURCES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 6 - Stockholders' Equity (continued)

Stock Options (continued)

The following is a summary of options and warrants granted, all of which expire at various times through 2009.



                         Number of Options         Exercise Price                   Exercise Price
                       ---------------------            Per         Number of            Per
                          Plan     Non-Plan            Share         Warrants           Share
                       ---------   ---------       -------------    ----------      -------------
Outstanding
 December 28, 1997     2,441,345       7,500       $0.25 - $6.00     5,338,354      $0.15 - $5.00

Options/warrants
 granted               1,000,000   1,163,050(1)    $0.02 - $0.50       375,000      $0.12 - $0.19
Cancellations           (387,280)    (13,500)      $0.19 - $1.88      (869,400)     $1.00 - $4.00
Purchased                     -           -                -        (1,380,000)(2)          $0.63
                       ---------   ---------       -------------    ----------      -------------


Outstanding
 December 27, 1998     3,054,065   1,157,050       $0.02 - $6.00     3,463,954      $0.12 - $5.00

Options/warrants
 granted               5,050,000     662,500        $.25 - $1.50    12,721,000      $ .21 - $1.00
Cancellations           (586,188)   (930,366)       $.19 - $6.00      (993,828)     $1.88 - $5.00
Exercised                     -      256,184        $.02 - $ .19      (400,000)     $ .12 - $ .50
                       ---------   ---------       -------------    ----------      -------------
Outstanding
 December 31, 1999     7,517,877     633,000        $.25 - $1.88    14,791,126      $ .15 - $1.88
                       =========   =========       =============    ==========      =============


(1)In connection with the acquisition of Cymedix, the Company issued to non employees options to acquire 123,050 shares of stock at approximately $.02 and 175,000 at $.19. The Company imputed a value and recorded additional goodwill of approximately $37,000 to the options using the Black Scholes pricing model.

(2)In 1998, the Company purchased 1,380,000 warrants to acquire common stock at $.63 per share by issuing 175,900 shares of common stock. Since this transaction involved equity components, no gain or loss was recorded on the transaction.

The weighted average exercise price of options and warrants outstanding at December 31, 1999 is $.45. The weighted average remaining contractual maturity of options and warrants outstanding at December 31, 1999 is 4.92 years. The weighted average exercise price for options and warrants currently exercisable at December 31, 1999 is $.45. The weighted average remaining contractual maturity for those options and warrants currently exercisable at December 31, 1999 is 2.93 years.

                     MEDIX RESOURCES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 6 - Stockholders' Equity (continued)

Stock Options (continued)

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

                                                       1999          1998
                                                    -----------   -----------
Net loss - as reported...................           $(4,847,000)  $(5,422,000)
Net loss - pro forma.....................            (6,136,000)   (5,899,000)
Basic loss per share - as reported.......                  (.30)         (.26)
Basic loss per share - pro forma.........                  (.36)         (.28)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999 and 1998, respectively: dividend yield of 0%; expected volatility of 225% and 173%, respectively; discount rate of 5.5%; and expected lives of 10 years.

Warrants

The Company has an obligation to issue up to 6,000,000 warrants under an agreement with a pharmacy management company for the Company's proprietary software to be interfaced with core medical service providers. The agreement provides for 3,000,000 warrants with an exercise price of $.30 and 3,000,000 warrants with an exercise price of $.50 all expiring five years from the date of grant. The warrants to be issued by the Company are granted in 1,000,000 increments based on certain performance criteria. At December 31, 1999, 1,000,000 of the warrants had been granted but were not issued yet. In connection with the obligation to issue the 1,000,000 warrants earned, the Company recorded expense of $1,364,000 valued using the Black-Scholes option pricing model.

The table below reflects the future performance criteria outlined in the agreement.

   Number of
    Warrant
    Shares                           Performance Criteria
--------------     -------------------------------------------------------------

  1,000,000        Completion of certain administrative performance criteria as defined
  1,000,000        25,000 total Providers in the Production Programs
  1,000,000        50,000 total Providers in the Production Programs
  1,000,000        75,000 total Providers in the Production Programs
  1,000,000        100,000 total Providers in the Production Programs


At December 31, 1999, the Company may have the obligation to grant 5,000,000 warrants under the agreement in the future if the performance criteria specified are met. If these warrants were earned currently, this would result in the Company recording a non-cash expense in excess of $25,000,000 based on the Company's current stock price as a result of these warrants being in the money.

                     MEDIX RESOURCES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 7 - Income Taxes

As of December 31, 1999, the Company has net operating loss (NOL) carryforwards of approximately 9,800,000 which expire in the years 1999 through 2014. The utilization of the NOL carryforward is limited to $469,000 on an annual basis for net operating loss carryforwards generated prior to September 1996, due to an effective change in control which occurred as a result of the 1996 private placement. The Company has concluded it is currently more likely than not that it will not realize its deferred tax asset and accordingly has established a valuation allowance of $9,800,000. As a result of the significant sale of securities during 1999, the Company's net operating loss carryforwards will be further limited in the future due to current changes in control.


Note 8 - Loss Per Common Share

During 1999, as a result of issuing preferred stock with convertible features that are in the money at the time of issuance, the Company has imputed a value associated with such conversion features and has recorded the value as a discount on the preferred stock. The Company amortizes the imputed discount on the preferred stock over the period from issuance of the preferred stock to the earliest period at which the preferred stock becomes convertible. The Company recorded additional dividends to preferred stockholders of approximately $2,206,000 for the year ended December 31, 1999, which represents an imputed increase to the dividend yield and not a contractual obligation on the part of the Company to pay such imputed dividends.

                                                             December 31,
                                                    ------------------------------
                                                        1999               1998
                                                    ------------      ------------
Net loss from continuing operations ...........     $ (4,548,000)     $ (2,513,000)
Preferred stock dividends based on stated rate            (6,000)          (11,000)
Preferred stock dividends based on imputed
 discount at issuance .........................       (2,206,000)             --
                                                    ------------      ------------

Net loss applicable to common  stockholders for
 continuing operations ........................     $ (6,760,000)     $ (2,524,000)
                                                    ============      ============

Basic loss per common share ...................     $       (.29)     $       (.12)
                                                    ============      ============

Weighted average shares outstanding ...........       23,384,737        20,772,801
                                                    ============      ============

                     MEDIX RESOURCES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


Note 9 - Retirement Savings Plan

Effective March 25, 1997, the Company adopted a defined contribution retirement savings plan which covers all employees age 21 or older with one thousand hours of annual service. Matching contributions are made by the Company at $0.25 for each $1 that the employee contributes up to 8% of compensation during 1998.

Company contributions vest as follows:

               Years of Service                        Vested
               ----------------                       --------

                    1                                  10%
                    2                                  20%
                    3                                  30%
                    4                                  40%
                    5                                  60%
                    6                                  80%
                    7                                 100%

Contributions for the year December 27, 1998 were $21,000, with the Company also contributing $14,000 to the plan in 1999 for 1998 matching contributions. No matching contributions were made by the Company for 1999.

The Company has certain violations under the plan which are considered reportable transactions. The Company is also delinquent in filing a complete Form 5500, and was notified by the Department of Labor it has until April 27, 2000 to complete its filing. The Company believes it will comply within the specified time period. This may subject the Company to certain penalties.



Note 10 - Related Party Transactions

Prior to being elected to the board of directors of the Company in 1999, a Company affiliated with one of the Company's directors, entered into agreements with us to provide executive search services and sales and marketing service to us. In connection with those agreements, the Company issued a 3-year option to acquire up to 25,000 shares of the Company's common stock at an exercise price of $.55 per share. An expense of approximately $13,000 related to the issuance of the option was recorded. The Company paid the related company approximately $71,000 during 1999. In addition, for service to the Company as chief executive officer, and the above services provided by the affiliated company, $100,000 was accrued as of December 31, 1999 to be paid over the next 12 months. The Company also entered into an agreement with the affiliated company for rental space, use of clerical employees and to pay a portion of utility and telephone costs.

MEDIX RESOURCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


Note 10 - Related Party Transactions (continued)

During the year, the Company paid two companies affiliated with another of the Company's directors $171,000 for services and related expenses and approximately $113,000 for software development and web-site hosting and development services and purchase of computer equipment. As of December 31, 1999, we owed the two affiliated companies approximately $3,000.

During the year, the Company paid a related party $6,000 in fees for introductory services.


Note 11 - Subsequent Events (Unaudited)

Subsequent to year end through March 17, 2000, the Company issued 50,000 common shares upon conversion of the 5.0 remaining units of the 1997 preferred stock; 340,000 shares upon conversion of 85 shares of the 1999 Series A Preferred Stock; and 1,654,000 upon conversion of 827 shares of the 1999 Series B Preferred Stock. We also issued 3,798,620 common shares upon exercise of warrants with proceeds to the Company of $1,905,000 and 586,600 common shares upon exercise of options with proceeds to the Company of $174,550.

The Company also issued 60,400 shares of common stock and paid $100,000 in connection with the merger of Cymedix with Automated Design Concepts, Inc. an entity owned by a director of the Company. The Company also entered into a two-year lease for $1,000 per month expiring in February 2002.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Our directors and executive officers, as of the March 17, 2000, and their biographical information are set forth below:


       Name              Age          Position               Director Since
---------------------  ------ ----------------------------   ---------------

John R. Prufeta(1)(4)    39   President, Chief Executive          1999
                              Officer and a Director

David R. Pfeil           40   President and Chief Operating       2000
                               Officer of our subsidiary,
                               Cymedix Lynx Corporation, and
                               a Director


Patricia A. Minicucci    50   Executive Vice President for          N.A.
                               Operations

Michael Knepper          36   Senior Vice President for             N.A.
                               Mergers and Acquisitions

Brian R. Ellacott        43   Senior Vice President for             N.A.
                               Corporate Development

David Kinsella           38   Controller and Chief Accounting       N.A.
                               Officer

Thomas J. Oberle(2)(3)   56   Director                              1988
(4)

Dr. David B. Skinner(1)  64   Director                              1999


John T. Lane(1)(2)(3)    57   Director and Chairman of              1999
                               The Board

Samuel H. Havens(2)(3)   56   Director                              1999
(4)


(1)  Member of the Executive Committee
(2)  Member of the Audit Committee
(3)  Member of the Compensation Committee
(4)  Member of Nominating Committee

All of the our executive officers devote full-time to our company's business and affairs. Biographical information on each current executive officer and director is set forth below.

Biographical Information

John R. Prufeta. Mr. Prufeta joined the Company as a full time employee and as its President and Chief Executive Officer on March 1, 2000. Mr. Prufeta also is the Chairman of the Board of the Company's Cymedix Lynx subsidiary. He had been appointed to the position of Chief Executive Officer while a consultant to the Company in October 1999. Prior to that he was the Managing General Partner of The Creative Group, Creative Health Concepts, and TCG Development, and the President and Chief Executive Officer of Creative Management Strategies, Inc. for over 11 years. Those affiliated companies cover a wide spectrum of services within the healthcare industry. He was elected to the Company's Board of Directors in April 1999. A 1983 graduate of St. John's University with a B.S. in management, Mr. Prufeta graduated from the Executive Program, OPM at Harvard University, Graduate School of Business.

David R. Pfeil In addition to his current duties as President and COO of our Cymedix subsidiary, Mr Pfeil has acted as Chief Technology Officer for Medix Resources, Inc. since April 1999. He has 20 years of senior management experience in healthcare automation and information systems. In 1981, he founded Dezine Healthcare Solutions (Dezine), a software company with separate divisions for healthcare and engineering design. Mr. Pfeil successfully completed the sale of Dezine to Blue Cross Blue Shield of South Carolina in 1997. In 1997, he organized Arrow Professional Enterprises (Arrow), a health care automation consulting company. Arrow provides health care professionals with technical expertise in evaluating and implementing information systems and strategies. He worked for Arrow until he joined us as an employee in early 2000.

Patricia A. Minicucci In March 2000, Ms. Minicucci joined the Company as Executive Vice President of Operations. Prior to joining Medix's staff, Ms. Minicucci served as executive vice president and a principal of Creative Health Concepts. In 1995, she founded and was chief executive officer of Practice Paradigms, an organization serving primary care physicians. Prior to founding Practice Paradigms, Minicucci was senior vice president-managed care with Empire Blue Cross Blue Shield and, before that, president-employee benefits division with Washington National Corporation. Ms. Minicucci began her career in healthcare at CIGNA Corporation where she held numerous positions, including president-South Central Division, CIGNA Healthplan Inc.; vice president-human resources division, Employee Benefits Group; vice president-human resources department, Group Insurance Division; and regional vice president-field claim operations, Group Insurance Division. She holds a B.A. in History from Russell Sage College.

Michael R. Knepper. In March 2000, Mr. Knepper joined the Company as Sejnior vice President of Mergers and Acquisitions. From 1997 to 1999, Mr Knepper served as vice president of health technology research for Punk, Ziegel & Co. Mr. Knepper was responsible for re-building the firm's healthcare technology investment franchise. Prior to joining Punk, Ziegel in 1997, he was a research analyst at Volpe Brown Whelan & Co. in San Francisco. Earlier, Mr. Knepper held positions as senior software engineer at TRW; product support engineer at Verdix Corporation; and software engineer at Honeywell Federal Systems. He holds an MBA in Finance from Columbia University and an AB in Computer Science from Brown University.

Brian Ellacott In March 2000, Mr. Ellacott joined the Company as Senior Vice President of Business Development. Mr. Ellacott served as president of Cosmetic Surgery Consultants from November 1998 until March 2000, when he joined Medix Resources, Inc. From 1996 to 1998 he was executive vice president of Alignis Inc., an alternative healthcare PPO. Before that, he was president-Bibb Hospitality (Atlanta) for The Bibb Company. Mr. Ellacott began his career in healthcare at Baxter International/American Hospital Supply where he held numerous positions, including director of national accounts (Chicago); director of marketing (Australia); director of marketing (Canada); systems manager (Canada); regional manager (British Columbia); and product manager (hospital products). He holds a B.A. in Business Administration, with Honors, from Wilfrid Laurier University (Waterloo, Canada).

David Kinsella. Mr. Kinsella joined the company in 1997 as Controller of the Company. Before joining the Company, he was employed by SBR, Inc., a private company in the retail sector, since May 1991. He held various positions with SBR, Inc., including Accounting Supervisor, divisional Controller and divisional Director of Accounting. He graduated from the University of Colorado with a degree in Business Administration - Accounting. Mr. Kinsella has resigned from his positions and employment with the Company effective April 7, 2000.

Thomas J. Oberle. Since September 1999, Mr. Oberle has been a partner in EquityLinks, a mortgage banking business near Denver, Colorado. From 1993 to 1999, Mr. Oberle was the Director of the Colorado Dental Association. From January 1991 to January 1993, he served as an independent insurance agent in Denver, Colorado. From October 1989 to December 1991, Mr. Oberle was a Vice President of Equicor, a health maintenance organization in Denver, Colorado. From May 1987 to October 1989, he served as President of RMS, Inc., a corporation involved in organizing various companies associated with the Children's Hospital in Denver, Colorado. He graduated from St. Mary's College in Winona, Minnesota with a Bachelor of Science degree.

Dr. David B. Skinner. Dr. Skinner is President Emeritus of the New York-Presbyterian Hospital and the New York-Presbyterian Healthcare System. He was Vice Chairman/President and CEO of the Society of the New York Hospital and its Healthcare System and subsequently of the merged institution for 13 years. He is also a professor of cardiothoracic surgery and surgery at the Weill Medical College of Cornell University, professor of surgery at Columbia University College of Physicians and Surgeons, and an attending surgeon at New York Presbyterian Hospital. He was professor of surgery at Johns Hopkins University School of Medicine from 1968 to 1972, and professor and chairman of surgery at the University of Chicago, Pritzker School of Medicine from 1973 to 1987. Dr. Skinner has been awarded numerous honorary degrees, faculty appointments, corporate directorships, and domestic and international honors, awards, and prizes. Dr. Skinner holds a BA degree, with high distinction, from the University of Rochester and an MD degree, cum laude, from Yale University.

John T. Lane. Prior to his retirement from J.P. Morgan & Company in 1994, Mr. Lane was head of that firm's U.S. Private Clients Group. He also served as Chairman of J.P. Morgan, Florida; a Director of Morgan Shareholder Services, J.P. Morgan of California, and Morgan Futures; and a member of the firm's Credit Policy committee. Earlier, he held a number of positions in the J. P. Morgan organization, which he joined in 1968. Since retiring from J.P. Morgan, Lane has served as a consultant to various organizations. Mr. Lane currently serves or the Boards of Acme Metals Incorporated and Biospecifics Technologies Corp., whose common shares are publicly traded. Mr. Lane holds an MBA degree from the University of Michigan, and a BA degree from Dartmouth College.

Samuel H. Havens. Prior to his retirement in 1996, Mr. Havens served as President of Prudential Healthcare for five years. He had begun his career with The Prudential Insurance Company as a group sales representative in 1965, and served in various posts in Prudential healthcare operations over three decades. Since retiring, Mr. Havens has served on the Board and as a consultant to various healthcare organizations. He is a member of the Board of Advisors of Temple Law School and the Editorial Board of Managed Care Quarterly. Havens completed the Executive Program in Business Administration at Columbia University. He holds a JD degree from Temple Law School, a CLU from the American College of Life Underwriters, and a BA degree from Hamilton College.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and executive officers, and persons who own more than 10% of a registered class of a company's equity securities, to file with the U. S. Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's common stock and other equity securities. Officers, directors and greater than 10% shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all
Section 16(a) reports they file. Based solely upon such reports, we believe that none of such persons failed to comply with the requirements of Section 16(a) during 1999, except for John Prufeta, who inadvertently omitted to list certain securities of the Company on his Firm 3. Such omission was later corrected.


ITEM 10.   EXECUTIVE COMPENSATION

Executive Officer Compensation

Summary Compensation Table. The following table sets forth the annual and long-term compensation for services in all capacities to the Company for the three years ended December 31, 1999, awarded or paid to, or earned by, John P. Yeros, John R. Prufeta, David R. Pfeil and David Kinsella (the "Named Officers"). No officer or employee of the Company other than these four earned an annual salary and bonus exceeding $100,000 in 1999.

                                                                  Long-Term
                                                                 Compensation
                                                                   Securities
                                                                   Underlying
                                Annual Compensation                 Options/
Name and Principal  Fiscal     -----------------------              Warrants
    Position          Year       Salary       Bonus      Other       (Shares)
-----------------  ----------  -----------  ----------  -------    -----------
John P. Yeros         1999     $199,650         0        (2)        1,250,000
 Former President     1998     $180,442         0                     500,000
 and CEO (1)          1997     $142,272      $15,000                1,259,768(3)


John R. Prufeta       1999     $171,000(4)                            925,000(4)
 President and CEO

David R. Pfeil        1999     $287,000(5)                            800,000
 President and
 COO of Company
 Subsidiary

David Kinsella(6)     1999      $88,462      $30,000                  450,000
Secretary and         1998      $77,692            0                  110,000
Controller            1997      $23,000            0                   50,000


------------
(1) Mr. Yeros resigned as Chief Executive Officer on October 14, 1999, and as President, Chairman of the Board and a Director on March 1, 2000.

(2) Other annual compensation is made up of automobile allowances, and disability and health insurance premiums, in amounts less than 10% of the officer's annual salary plus bonus.

(3) In August 1997, options and warrants covering 736,313 shares of Common Stock granted to Mr. Yeros in prior years, and 273,455 shares of Common Stock granted to him earlier in 1997, were re-priced to an exercise price of $0.25 per share, the then market price of a share of the Company's Common Stock. In addition, Mr. Yeros was granted new options covering 250,000 shares at an exercise price of $0.25 per share.

(4) During 1999, Mr. Prufeta served as a consultant to the Company pursuant to a consulting agreement between the Company and his employer, Creative Management Strategies, Inc., which company was paid or accrued the amount shown above and received options to purchase 25,000 shares of Common Stock, included in the amount shown.

(5) During 1999, we paid two companies affiliated with Mr. Pfeil approximately $135,000 for Mr. Pfeil's services, approximately $36,000 for travel related expenses and approximately $113,000 for software development and web-site hosting and development services and purchase of computer equipment. As of December 31, 1999 we owe the two affiliated companies approximately $3,000.

(6) Mr. Kinsella has resigned from his positions and employment with the Company, effective April 7, 2000.

     Stock Option Awards. In 1996, we adopted our 1996 Stock Incentive Plan
(the " 1996 Plan"). Such Plan could only grant non-qualified stock options, as described below. In August 1999, our Board of Directors approved and authorized our 1999 Stock Option Plan (the "1999 Plan"), which is intended to grant either non-qualified stock options or incentive stock options, as described below. However, the 1999 Plan has yet to be approved by our stockholders, which approval will be sought at our 2000 annual meeting of shareholders. The purpose of the either Plan is to enable our company to provide opportunities for certain officers and key employees to acquire a proprietary interest in our company, to increase incentives for such persons to contribute to our performance and further success, and to attract and retain individuals with exceptional business, managerial and administrative talents, who will contribute to our progress, growth and profitability. As of March 17, 2000, we had issued 536,720 shares of our Common Stock upon exercise of options to current or former employees and directors, and have 8,839,277 shares currently covered by outstanding options held by current or former employees and directors, with exercise prices ranging form $.19 to $4.97.

     Options granted under our 1999 Plan include both incentive stock options ("ISOs"), within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and non-qualified stock options ("NQOs"). Under the terms of the Plan, all officers and employees of our company are eligible for ISOs. Our company determines in its discretion, which persons will receive ISOs, the applicable exercise price, vesting provisions and the exercise term thereof. The terms and conditions of option grants differ from optionee to optionee and are set forth in the optionees' individual stock option agreement. Such options generally vest over a period of one or more years and expire after up to ten years. In order to qualify for certain preferential treatment under the Code, ISOs must satisfy the statutory requirements thereof. Options that fail to satisfy those requirements will be deemed NQOs and will not receive preferential treatment under the Code. Upon exercise, shares will be issued upon payment of the exercise price in cash, by delivery of shares of Common Stock, by delivery of options or a combination of any of these methods. In order for grants under the 1999 Plan to be treated as ISOs, the Plan must be approved by the shareholders of the Company. This is expected to occur at our 2000 annual meeting of shareholders. However, if such approval is not received within 12 months of the Board's adoption of the Plan, the terms of the Plan provide that all grants under the 1999 Plan that have already been made will become NQOs.

     Option information for fiscal 1999 relating to the Named Officers is set forth below:

                   Option Grants in
       Name           Number of       Fiscal 1999
                      Shares of       Percentage
                    Common Stock       of Total
                     Underlying         Options
                       Options        Granted to
                     Granted in      Employees in   Exercise  Expiration
                        1999             1999         Price     Date
                    ------------     ------------    -------  ---------
John P. Yeros         1,250,000       34.4             $.26    8/16/09
John R. Prufeta                        0.7             $.55    4/21/02
                      25,000(1)       13.7             $.26    8/16/09
                       500,000        11.0             $.50    10/14/09
                       400,000

David R. Pfeil         100,000         2.7             $.55    4/21/02
                       500,000        13.7             $.26    8/16/09
                       200,000         5.5             $.50    10/14/09

David Kinsella         200,000         5.5             $.25    3/19/09
                       250,000         6.9             $.26    8/16/09
-----------
(1) These options, covering 25,000 shares of Common Stock, were granted to a company that is an affiliate of Mr. Prufeta for executive search services.



                                              Number of Shares         Value of Unexercised
                                           Underlying Unexercised     In-the-Money Options
                                              Options at Year End         at Year End(1)
                     Shares     Value     --------------------------  -------------------------
   Name            Exercised   Realized   Exercisable  Unexercisable  Exercisable Unexercisable
---------------    ----------  --------   -----------  -------------  -----------  ------------
John P. Yeros           0          0       2,309,768     700,000      $6,221,362  $1,918,000
John R. Profeta         0          0         137,500(2)  787,500      $  369,500  $2,061,750
David R. Pfeil          0          0         350,000     450,000      $  930,000  $1,185,000
David Kinsella          0          0         422,500     187,500      $1,133,750  $  513,750

--------------


(1) The dollar values are calculated by determining the difference between $3.00 per share, the fair market value of the Common Stock at December 31, 1999, and the exercise price of the respective options.

(2) Options covering 25,000 of these shares were granted to a company that is an affiliate of Mr. Prufeta for executive search services.

     The Company has no retirement, pension or profit-sharing program for the benefit of its directors, executive officers or other employees, but the Board of Directors may recommend one or more such programs for adoption in the future.

Employment Agreements.

     During 1999, Mr. Yeros' employment was pursuant to a five-year Employment Agreement, which would have terminated on December 31, 2001. Such Employment Agreement provided for Mr. Yeros to receive a minimum annual salary of $165,000 for the fiscal 1997 year, and adjusted upwards at a minimum of 10% annually after 1997. Mr. Yeros agreed to reduce his salary for fiscal 1997 to $142,000. On March 1, 2000, this employment agreement was terminated by mutual agreement and Mr. Yeros resigned as President, Chairman of the Board and a Director of the Company. At the same time, Mr. Yeros and the Company entered into a Consulting Agreement with a term that ends on December 31, 2001, and retains Mr. Yeros' services for the Company, on a part-time basis, to undertake special projects from time to time as directed by the Company's President and CEO. Mr. Yeros will be compensated at the same levels provided for in the terminated employment agreement during the term of the Consulting Agreement.

     Mr. Prufeta's Employment Agreement, which has an initial term of two years, ending on January 31, 2002, provides that he will be compensated at the base salary of $120,000 annually, plus a commission of 2.5% of certain gross revenue of the Company, subject to certain exclusions. He will hold the positions of President and Chief Executive Officer and report to the Board of Directors. Pursuant to his Employment Agreement, Mr. Prufeta has been granted options to purchase 400,000 shares of Common Stock at $.50 per share, and 600,000 shares of Common Stock at $4.97 per share, which vest upon the occurrence of certain performance goals. His Employment Agreement provides for termination at any time by the employee with or without cause or by the Company with cause. The Employment Agreement is also subject to termination by the Company without cause after the initial one-year term, subject to the right of the employee to continue to receive compensation for 6 months. The Employment Agreement also contains a non-compete provision that extends for a period of one year after termination or resignation of the employee, as well as certain confidentiality provisions. The Employment Agreement contains provisions providing that, upon the occurrence of a "Triggering Event" (defined to include a change in ownership of 50% of the outstanding shares of the Company's Common Stock through a merger or otherwise) during the term of his employment, he will receive a lump sum payment equal to his then current year's base and bonus pay.

     Mr. Pfeil's Employment Agreement, which has an initial term of two years, ending on January 31, 2002, provides that he will be compensated at the base salary of $200,000 in 2000, and $220,000 in 2001. His Employment Agreement is with the Company's wholly-owned subsidiary, Cymedix Lynx Corporation, and he will hold the positions of President and Chief Operating Officer of the subsidiary. He will report to the subsidiary's Board of Directors and Chairman of the Board. Pursuant to his Employment Agreement, Mr. Pfeil has been granted options to purchase 200,000 shares of the Company's Common Stock at $.50 per share, which vest upon the occurrence of certain performance goals. His Employment Agreement provides for termination at any time by the employee with or without cause or by the Company with cause. The Employment Agreement is also subject to termination by the Company without cause after the initial one-year term, subject to the right of the employee to continue to receive compensation for 6 months. The Employment Agreement also contains a non-compete provision that extends for a period of one year after termination or resignation of the employee, as well as certain confidentiality provisions. The Employment Agreement contains provisions providing that, upon the occurrence of a "Triggering Event" (defined to include a change in ownership of 50% of the outstanding shares of the Company's Common Stock through a merger or otherwise) during the term of his employment, he will receive a lump sum payment equal to his then current year's base and bonus pay.

     Ms. Minicucci's Employment Agreement, which has an initial term of two years, ending on March 1, 2002, provides that she will be compensated at the salary of $200,000 annually. She will hold the position of Executive Vice President, Operations, and report to the President and CEO. Pursuant to her Employment Agreement, she has been granted options to purchase 400,000 shares of Common Stock at $4.97 per share, which vest over the 2-year term of his Employment Agreement. Her Employment Agreement provides for termination at any time by the employee with or without cause or by the Company with cause. The Employment Agreement is also subject to termination by the Company without cause after the initial one-year term, subject to the right of the employee to continue to receive compensation for 6 months. The Employment Agreement also contains a non-compete provision that extends for a period of one year after termination or resignation of the employee, as well as certain confidentiality provisions. The Employment Agreement contains provisions providing that, upon the occurrence of a "Triggering Event" (defined to include a change in ownership of 50% of the outstanding shares of the Company's Common Stock through a merger or otherwise) during the term of her employment, she will receive a lump sum payment equal to his then current year's base and bonus pay.

     Mr. Knepper's Employment Agreement, which has an initial term of two years, ending on March 7, 2002, provides that he will be compensated at the salary of $175,000 annually. He will hold the position of Senior Vice President for Mergers and Acquisitions, and report to the President and CEO. Pursuant to his Employment Agreement, he has been granted options to purchase 400,000 shares of Common Stock at $3.97 per share, which vest over the 2-year term of his Employment Agreement. His Employment Agreement provides for termination at any time by the employee with or without cause or by the Company with cause. The Employment Agreement is also subject to termination by the Company without cause after the initial one-year term, subject to the right of the employee to continue to receive compensation for 6 months. The Employment Agreement also contains a non-compete provision that extends for a period of one year after termination or resignation of the employee, as well as certain confidentiality provisions. The Employment Agreement contains provisions providing that, upon the occurrence of a "Triggering Event" (defined to include a change in ownership of 50% of the outstanding shares of the Company's Common Stock through a merger or otherwise) during the term of his employment, he will receive a lump sum payment equal to his then current year's base and bonus pay.

      Mr. Ellacott's Employment Agreement, which has an initial term of two years, ending on March 1, 2002, provides that he will be compensated at the salary of $150,000 annually. He will hold the position of Senior Vice President, Development, and report to the President and CEO. Pursuant to his Employment Agreement, he has been granted options to purchase 150,000 shares of Common Stock at $3.97 per share, which vest over the 2-year term of his Employment Agreement. His Employment Agreement provides for termination at any time by the employee with or without cause or by the Company with cause. The Employment Agreement is also subject to termination by the Company without cause, subject to the right of the employee to continue to receive compensation for 6 months. The Employment Agreement also contains a non-compete provision that extends for a period of one year after termination or resignation of the employee, as well as certain confidentiality provisions.

     Mr. Kinsella's Employment Agreement, which has an initial term of two years, ending on September 30, 2001, provides that he will be compensated at the salary of $100,000 annually. He will hold the position of Chief Accounting Officer, and report to the President and CEO. His Employment Agreement provides for termination at any time by the employee with or without cause or by the Company with cause. The Employment Agreement is also subject to termination by the Company without cause after the initial one-year term, subject to the right of the employee to continue to receive compensation for 3 months. The Employment Agreement also contains a non-compete provision that extends for a period of one year after termination or resignation of the employee, as well as certain confidentiality provisions. Mr. Kinsella has resigned from his positions and employment with the Company effective April 7, 2000.

Director Compensation

     In the last quarter of 1999, the Board of Directors adopted the following compensation schedule for non-employee Directors, $1,000 for attending each regular quarterly Board meeting, and $250 for attending each special Board or committee meeting. The Board of Directors has also authorized payment of reasonable travel or other out-of-pocket expenses incurred by non-employee directors for attending Board or committee meetings. During 1999, former Directors Mr. Charles Powell and Dr. Brian McLean were each paid $500 and $250, respectively, and current Directors Mr. Thomas Oberle, Mr. Samuel Havens, Dr. David Skinner and Mr. John T. Lane were each paid $750, $250, $250, and $250, respectively, for their services to the Company as Directors. From time to time, the Board of Directors grant non-employee Directors options to acquire shares of Common Stock as compensation for their services to the Company as Directors. During 1999, Mr. Oberle, and former Directors Mr. Joel Newman, Mr. Douglas Stahl and Dr. McLean each received options covering 250,000 shares of Common Stock, and Messrs Havens, Skinner and Lane each received options covering 200,000 shares of Common Stock. During 1999, we paid Mr. Havens $6,000 in fees for consulting services.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding beneficial ownership of Common Stock as of March 17, 2000 by (i) each person known by the Company to own beneficially more than 5 % of the outstanding shares of Common Stock. (ii) each director, named executive officer and (iii) all executive officers and directors as a group. On such date, we had 34,932,311 shares off Common Stock outstanding. Shares not outstanding but deemed beneficial1y owned by virtue of the right of any individual to acquire shares within 60 days are treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Each person has sole voting and investment power with respect to the shares shown, except as noted.

   Name and Address        Number of Shares     Percentage of Class

  John P. Yeros                  3,167,262(1)               8.4%
  9763 S. Tall Grass Circle
  Lone Tree, Colorado

  John R. Prufeta                1,173,000(2)               3.3%
  305 Madison Avenue
  New York, New York

  Thomas J. Oberle                 713,250(3)               2.0%
  7100 E. Belleview Avenue
  Englewood, Colorado

  David R. Pfeil                   350,000(4)               1.0%
  72 Brunswick Woods Drive
  East Brunswick, New Jersey

  John T. Lane                     550,000(5)               1.6%
  94 Sixth Street
  Garden City, New Jersey

  Dr. David B. Skinner             200,000(4)               0.6%
  525 East 68th Street
  New York, New York

  Samuel H. Havens                 200,000(4)               0.6%
  58 Winged Foot Drive
  Livingston, New Jersey


  Patricia A. Minicucci             50,000(4)               0.1%
  305 Madison Avenue
  New York, New York

  Michael G. Knepper                80,000(6)               0.2%
  305 Madison Avenue
  New York, New York


  Brian Ellacott                    50,000(4)               0.1%
  101 Village Parkway
  Building One
  Marietta, Georgia

  David Kinsella
  7100 E. Belleview Avenue         610,000(4)               1.7%
  Englewood, Colorado

All directors and executive
 officers as a group (10
 persons)                        3,976,250                 10.3%


-------------------
(1) Mr. Yeros owns 295,120 shares of Common Stock, with the remainder available upon the conversion or exercise of convertible preferred stock, warrants and options held by him, including 25 shares of the Company's 1999 Series C Convertible Preferred Stock (1.25% of the outstanding shares of that class).

(2) Mr. Prufeta owns 185,500 shares of Common Stock, with the remainder available upon the conversion or exercise of convertible preferred stock, warrants and options held by him, including 100 shares of the Company's 1999 Series A Convertible Preferred Stock (33.33% of the outstanding shares of that class), and 25 shares of the Company's 1999 Series C Convertible Preferred Stock (1.25% of the outstanding shares of that class).

(3) All of Mr. Oberle's reported holdings are available upon the conversion or exercise of convertible preferred stock, warrants and options held by him, including 25 shares of the Company's 1999 Series C Convertible Preferred Stock (1.25% of the outstanding shares of that class).

(4) Represents shares of Common Stock available upon the exercise of outstanding options.

(5) All of Mr. Lane's reported holdings are available upon the conversion or exercise of convertible preferred stock, warrants and options held by him, including 50 shares of the Company's 1999 Series B Convertible Preferred Stock (2.73% of the outstanding shares of that class), and 25 shares of the Company's 1999 Series C Convertible Preferred Stock (1.25% of the outstanding shares of that class).

(6) Mr. Knepper owns 30,000 shares of Common Stock, with the remainder available upon the exercise of options held by him.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have adopted a policy that any transactions with directors or officers or any entities in which they are also officers or directors or in which they have a financial interest, will only be on terms that would be reached in an arms-length transaction, consistent with industry standards and approved by a majority of our disinterested directors. This policy provides that no such transaction by shall be either void or voidable solely because of such relationship or interest of such directors or officers or solely because such directors are present at the meeting of the Board of Directors or a committee thereof that approves such transaction or solely because their votes are counted for such purpose. In addition, interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors or a committee thereof that approves such a transaction. We have also adopted a policy that any loans to officers, directors and 5% or more shareholders are subject to approval by a majority of the disinterested directors.

     Prior to being elected to our Board of Directors in 1999, Creative Management Services, Inc. ("CMS"), a company affiliated with Mr. John Prufeta, entered into agreements with us to provide executive search services and sales and marketing services to us. In connection with those agreements, we issued a 3-year option to acquire up to 25,000 shares of our Common Stock at an exercise price of $0.55 per share. We recorded Black/Scholes expense of approximately $13,000 related to the issuance of the option. We also paid such company $71,000 during 1999. In addition, for Mr. Prufeta's service to us as Chief Executive Officer, and the above services provided by the affiliated company we have accrued $100,000 as of December 31, 1999, and an additional $10,000 in 2000 in payments to such company, to be paid over 12 months. At the time Mr. Prufeta became a full-time employee of the Company, such agreements with CMS were terminated.

     Three of our executive officers, including Mr. Prufeta, are operating out the New York City offices of CMS. We have entered into an agreement with CMS to reimburse CMS for its rental costs of the space occupied by our employees, the amount of time certain clerical employees spend on matters for us, and the cost of utilities including telephone lines and charges that relate to us. CMS has agreed to provide us with secure storage space and communications facilities in order to protect the confidentiality of our business records. In addition, CMS will provide us with employee search services from time to time as appropriate, at its standard billing rates. CMS is a recognized provider of executive and employee search services to all areas of the health care industry.

     During 1999, we paid two companies affiliated with Mr. David Pfeil, approximately $135,000 for Mr. Pfeil's services, approximately $36,000 in reimbursements for his travel and related expenses, and approximately $113,000 for software development and web-site hosting and development services and purchases of computer equipment. As of December 31, 1999 we owed the two affiliated companies approximately $3,000.

     On March 15, 2000, our subsidiary, Cymedix Lynx Corporation, merged with Automated Design Concepts, Inc. ("ADC"), which had been wholly-owned by Mr. Pfeil. Mr. Pfeil received $100,000 in cash and 60,400 shares of our common stock valued at $300,000, as consideration for such acquisition. In connection with that acquisition, we leased certain office spaced used by the acquired business form Mr. Pfeil and his wife. The lease has a term two-year term ending February 28, 2002 and provides for rental payments at the rate of $1,000 per month. The operations acquired by the Company from him continue to be operated out of this office. Prior to the merger, the leased offices were used by ADC and another company owned by Mr. Pfeil, who moved from a consulting role to positions as President and Chief Operating Officer of Cymedix in connection with the merger.

     We have entered into a consulting agreement with Mr. Samuel Havens, which provides that we pay Mr. Havens $5,000 per month for his consulting services in connection with our marketing efforts.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-B. We will furnish to its shareholders of record as of the record date for its 1999 Annual Meeting of Stockholders, a copy of any of the exhibits listed below upon payment of $.25 per page to cover the costs of the Company of furnishing the exhibits.

Exhibit No.     Description

3.1.1 Articles of incorporation of the Company as filed on April 22, 1988 with the Secretary of State of the State of Colorado, incorporated by reference to Exhibit 3.1.1 to the Registration Statement on Form SB-2 (Reg. No. 33-81582-D), filed with the SEC in July 14,1994 (the "1994 Registration Statement").

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

3.1.10 Articles of Amendment to Articles of Incorporation of the Company as filed on February 17, 1998 with the Secretary of State of the State of Colorado, incorporated by reference to Exhibit 3.1.10 to the Company's Form 10-KSB filed with the SEC on March 30, 1998.

3.1.11 Articles of Amendment to Articles of Incorporation of the Company as filed on March 17, 1998 with the Secretary of State of the State of Colorado, incorporated by reference to Exhibit 3.1.11 to the Company's Form 10-KSB filed with the SEC on March 30, 1998.

3.1.12 Articles of Amendment of Articles of Incorporation establishing the 1999 Series A Convertible Preferred Stock as filed on April 21, 1999, with Secretary of State of the State of Colorado.*

3.1.13 Articles of Amendment of Articles of Incorporation increasing the authorized capital of the Company as filed on June 11, 1999, with Secretary of State of the State of Colorado.*

3.1.14 Articles of Amendment of Articles of Incorporation establishing the 1999 Series B Convertible Preferred Stock as filed on July 22, 1999, with Secretary of State of the State of Colorado.*

3.1.15 Articles of Amendment of Articles of Incorporation establishing the 1999 Series C Convertible Preferred Stock as filed on January 21, 2000, with Secretary of State of the State of Colorado.*

3.1.16 Articles of Amendment of Articles of Incorporation increasing the authorized capital of the Company as filed on March 22, 2000, with Secretary of State of the State of Colorado.*

3.2.1      Amended  and  Restated  By-Laws  of  the  Company,   incorporated  by
           reference to Exhibit 3.2.2 to Amendment No. 1 to the Registration Statement filed with the SEC on August 15, 1994.

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

4.7 Form of Warrant issued with the 1999 Series A, B, and C Convertible Preferred Stock.*

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

10.2.4 1999 Stock Option Plan, adopted by the Board of Directors on August 16, 1999, authorizing 7,000,000 shares of common stock for issuance under the Plan, incorporated by reference to Exhibit 99.1 to the Company's Form S-8 (Reg. No. 333-31684) filed with the SEC on March 3, 2000.

10.3 Asset Purchase and Sale Agreement, dated May 2, 1994 and as amended June 1, 1994, by and between the Company and Paxxon Services, Inc., incorporated by reference to Exhibit 2.2 to the 1994 Registration Statement.

10.4 Asset Purchase and Sale Agreement dated April 15, 1994 and as amended June 1, 1994, by and between the Company and Mint Energy Corporation, d/b/a the Nurse Connection, incorporated by reference to Exhibit 2.4 to the 1994 Registration Statement.

10.5 Asset Purchase Agreement between the Company and STAT Health Care Services, Inc. dated January 10, 1996, incorporated by reference to
           Exhibit 10.18 to Form 8-K of the Company, filed with the SEC on January 11, 1996.

10.6 Asset Purchase and Sale Agreement, dated as of April 17, 1996, by and between Ellis Home Care Services, Inc., JJ Care Resources, Inc. and the Company, incorporated by reference to Exhibit No. 10.1 to Form 8-K of the Company, filed with the SEC in April 1996.

10.7 First Amendment to Purchase Agreement, dated as of July 17, 1996, between the Company, JJ Care Resources, Inc. and STAT Health Care Services, Inc., incorporated by reference to Exhibit 10.19 to Form 8-K of the Company, filed with the SEC on August 1, 1996.

10.8 Form of Registration Rights/Purchase Agreement relating to 1996 Unit Offering, incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-3, filed with the SEC on October 10, 1996.

10.9 Asset Purchase Agreement, dated as of January 31, 1997 by and among Colorado Therapists on Call, Inc., Professional HealthCare Providers, Inc., CoreStaff, Inc. and the Company, incorporated by reference to
           Exhibit  2.1 to the Form 8-K of the  Company  filed on  February  14,
           1997.

10.10 Form of Registration Rights/Purchase agreement relating to 1997 unit offering, incorporated by reference to Exhibit 10.21 to the Company's Form 10-KSB filed with the SEC on March 31, 1997.

10.11 Agreement of Purchase and Sale (Assets), dated as of September 1, 1997, by and between National Care Resources, Inc. and Life Source Service, Inc., incorporated by reference to Exhibit 2.1 in the Company's Form 10-QSB for the Quarterly Period ended September 28, 1997, filed with the SEC on November 14, 1997.

10.12 Purchase and Sale Agreement, between International Nursing Services, Inc., National Care Resources - New York, Inc., National Health Enterprises - NV, Inc., and National Health Enterprises, Inc., dated October 19, 1997, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on November 26, 1997.

10.13 Agreement and Plan of Merger, dated as of November 17, 1997, among International Nursing Services, Inc., Cymedix Lynx Corporation and Cymedix Corporation, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on December 24, 1997.

10.14 Amendment No. 1 to Agreement and Plan of Merger, dated as of December 10, 1997, among International Nursing Services, Inc., Cymedix Lynx Corporation and Cymedix Corporation, incorporated by reference to
           Exhibit 2.2 to the Company's Current Report on Form 8-K filed with the SEC on December 24, 1997.

10.15 Purchase and Sale Agreement, dated September 14, 1998, among Premier Home Health Care Services, Inc., National Care Resources-New York, Inc., and Medix Resources, Inc., incorporated by reference to Exhibit
           10.23 to the Company's Form 8-K, filed with the SEC on September 28, 1998.

10.16      Employment  Agreement   between  the Company and Mr. John R. Prufeta,
           dated as of December 1, 1999**

10.17 Employment Agreement between the Company and Mr. David R. Pfeil, dated as of December 1, 1999**

10.18 Employment Agreement between the Company and Mr. Michael G. Knepper, dated as of February 11, 2000**

10.19 Employment Agreement between the Company and Mr. David Kinsella, dated as of September 27, 1999 , and as amended as of January 26, 2000**

10.20 Consulting Agreement between the Company and Mr. John P. Yeros, dated as of March 1, 2000**

10.21 Employment Agreement between the Company and Mr. Brian R. Ellacott, dated as of February 11, 2000**

10.22      Employment  Agreement  between  the   Company  and  Ms.  Patricia  A.
           Minicucci, dated as of February 15, 2000**

10.23 Asset Purchase Agreement, dated as of February 19, 2000, among Medix Resources, Inc., Medical Staffing Network, Inc., National Care Resources - Texas, Inc., National Care Resources - Colorado, Inc. and TherAmerica, Inc., incorporated by reference to Exhibit 10.2 to the Company's Form 8-K, filed with the SEC on March 7, 2000

10.24 Agreement and Plan of Merger, dated as of March 8, 2000, among Medix Resources, Inc., Cymedix Lynx Corporation, Automated Design Concepts, Inc. and David R. Pfeil**

10.25 Consulting Agreement between the Company and Mr. Samuel H. Havens, dated as of October 1, 1999.**

21.        Subsidiaries of the Company.*

23.        Consent of Ehrhardt Keefe Steiner & Hottman PC*

27.        Financial Data Schedule.*
--------------
*Filed herewith
** To be filed as an amendment to this Form 10-KSB.

(b) Reports on Form 8-K. The Company filed seven reports on Form 8-K during the last quarter of 1999 as follows:

1. Report filed with the SEC on October 7, 1999, reporting under Item 5 the issuance of a press release relating the preliminary grant of a patent for certain software applications owned by the Company.

2. Report filed with the SEC on October 7, 1999, reporting under Item 5 the issuance of a press release announcing the signing of a letter of intent between the Company and Wellpoint Pharmacy Management.

3. Report filed with the SEC on November 4, 1999, reporting under Item 5 the issuance of a press release announcing the election of Mr. John T. Lane and Mr. Samuel H. Havens to the Company's Board of Directors.

4. Report filed with the SEC on November 4, 1999, reporting under Item 5 the issuance of a press release announcing the appointment of John R. Prufeta as interim Chief Executive Officer.

5. Report filed with the SEC on November 4, 1999, reporting under Item 5 the issuance of a press release announcing the election of Dr. David B. Skinner to the Company's Board of Directors.

6. Report filed with the SEC on November 4, 1999, reporting under Item 5 the issuance of a press release announcing the signing of an agreement between the Company and Advica Health Resources, Inc. to undertake a pilot project testing of the use of the Company's software by Advica's health providers

7. Report filed with the SEC on December 30, 1999, reporting under Item 5 the issuance of a press release announcing the final grant of a patent and the patent number.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized on March 30, 2000.

                               MEDIX RESOURCES, INC.

                               By: /s/ John R. Prufeta
                                       President and CEO

    In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

      Signature                Title                                 Date
----------------------     -----------------                   ---------------


/s/John R Prufeta           President and Chief Executive      March 30, 2000
-------------------         Officer (Principal Executive
John R. Prufeta             Officer)


/s/ David Kinsella          Controller (Principal              March 30, 2000
-------------------         Accounting and Financial
David Kinsella              Officer

/s/Thomas J. Oberle         Director                           March 30, 2000
-------------------
Thomas J. Oberle

/s/ David R. Pfeil          Director                           March 30, 2000
------------------
David R. Pfeil

/s/ John T. Lane            Director                           March 30, 2000
------------------
John T. Lane

/s/Samuel H. Havens         Director                           March 30, 2000
------------------
Samuel H. Havens