Form 10KSB/A
period 1999-12-31
MEDIX RESOURCES INC
filed 2000-04-12
CIK 890784

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

                              TABLE OF CONTENTS



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..........................2

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits required by Item 601 of Regulation S-B. We will furnish to its shareholders of record as of the record date for its 1999 Annual Meeting of Stockholders, a copy of any of the exhibits listed below upon payment of $.25 per page to cover the costs of the Company of furnishing the exhibits.

Exhibit No.    Description


10.16      Employment  Agreement   between  the Company and Mr. John R. Prufeta,
           dated as of December 1, 1999

10.17 Employment Agreement between the Company and Mr. David R. Pfeil, dated as of December 1, 1999

10.18 Employment Agreement between the Company and Mr. Michael G. Knepper, dated as of February 11, 2000

10.19 Employment Agreement between the Company and Mr. David Kinsella, dated as of September 27, 1999 , and as amended as of January 26, 2000

10.20 Consulting Agreement between the Company and Mr. John P. Yeros, dated as of March 1, 2000

10.21 Employment Agreement between the Company and Mr. Brian R. Ellacott, dated as of February 11, 2000

10.22      Employment  Agreement  between  the   Company  and  Ms.  Patricia  A.
           Minicucci, dated as of February 15, 2000

10.24 Agreement and Plan of Merger, dated as of March 8, 2000, among Medix Resources, Inc., Cymedix Lynx Corporation, Automated Design Concepts, Inc. and David R. Pfeil

10.25 Consulting Agreement between the Company and Mr. Samuel H. Havens, dated as of October 1, 1999.

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized on April 7, 2000.

                               MEDIX RESOURCES, INC.

                               By: /s/ David Kinsella
                                       Controller (Principal Accounting and
                                       Financial Officer)