Form 10QSB
period 2000-03-31
MEDIX RESOURCES INC
filed 2000-05-18
CIK 890784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934



Commission File Number:                   0-24768
                        --------------------------------------------------------

                              MEDIX RESOURCES, INC.
                              --------------------
        (Exact name of small business issuer as specified in its charter)


           Colorado                                     84-1123311
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


  7100 E. Belleview Ave, Suite 301, Englewood, CO                    80111
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


                                 (303) 741-2045
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     [X] Yes       [  ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 2000.

           Common Stock, $0.001 par value                        41,759,461
           ------------------------------                     ----------------
                       Class                                  Number of Shares

                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION                                       PAGE NO.
         ---------------------                                       -------


         Item 1.  Financial Statements

                  Consolidated Balance Sheets - March 31, 2000
                  (Unaudited) and December 31, 1999..................  2

                  Unaudited Consolidated Statements of
                  Operations -- For the Three Months Ended
                  March 31, 2000 and March 28, 1999..................  3

                  Unaudited Consolidated Statements of Cash Flows --
                  For the Three Months Ended March 31, 2000 and
                  March 28, 1999.....................................  4

                  Notes to Unaudited Consolidated Financial
                  Statements.........................................  5

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................  7

PART II. Other Information
         -----------------

         SIGNATURES.................................................. 12

         Index to Exhibits........................................... 13

                           CONSOLIDATED BALANCE SHEETS

                                                     March 31,     December 31,
                                                       2000            1999
                                                   ------------     -----------
                                                   (Unaudited)
                                     ASSETS

Current assets
   Cash and cash equivalents .................       $2,057,000      $1,229,000
   Accounts receivable, net ..................          141,000          35,000
   Notes receivable ..........................          500,000               0
   Prepaid expenses and other ................          172,000         176,000
   Assets of discontinued operations .........          732,000       1,057,000
                                                     ----------      ----------
   Total current assets ......................        3,602,000       2,497,000

Property and equipment, net ..................          212,000         115,000

Other assets
   Intangible assets, net ....................        2,482,000       2,017,000
                                                     ----------      ----------

Total assets .................................       $6,296,000      $4,629,000
                                                     ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Notes payable .................................   $   91,000      $   84,000
   Line-of-credit ................................            -         484,000
   Accounts payable ..............................      214,000         257,000
   Accrued expenses ..............................      314,000         504,000
   Accrued payroll tax, interest and penalty .....      581,000         502,000
   Liabilities of discontinued operations ........            -          22,000
                                                     ----------      ----------
      Total current liabilities ..................    1,200,000       1,853,000

Note Payable                                                  -         400,000
                                                     ----------      ----------
           Total liabilities                          1,200,000       2,253,000

Stockholders' equity
   1996 Preferred stock, 10% cumulative
    convertible, $1 par value 488 shares
    authorized, 155 issued, 1.00 share
    outstanding ..................................            -               -
   1997 convertible preferred stock, $1 par
    value 300 shares authorized 167.15 shares
    issued, zero and 5.00 outstanding ............            -               -
   1999 Series A convertible preferred stock,
    $1 par value, 300 shares authorized,
    300 shares issued, 185 and 100 shares
    outstanding ..................................            -               -
   1999 Series B convertible preferred stock,
    $1 par value, 2,000 shares authorized,
    1,832 shares issued, 817 and 65 shares
    outstanding ..................................            0           1,000
   1999 Series C convertible preferred stock,
    $1 par value, 2,000 shares authorized,
    1,995 shares issued, 1,995 shares outstanding          2,000          2,000
   Common stock $.001 par value, 100,000,000 shares
    authorized, 35,342,311 and 27,642,691 issued
    and outstanding ..............................        35,000         27,000
   Dividends payable with common stock ...........        25,000         25,000
   Additional paid-in capital ....................    23,373,000     20,329,000
   Accumulated deficit ...........................   (18,339,000)   (18,008,000)
                                                     -----------    -----------
        Total stockholders' equity ...............     5,096,000      2,376,000
                                                     -----------    -----------

        Total liabilities and stockholders'
         equity ..................................   $ 6,296,000    $ 4,629,000
                                                     ===========    ===========

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                For the three     For the three
                                                 months ended      months ended
                                                   March 31,         March 28,
                                                     2000              1999
                                                --------------    --------------

Revenues ...................................     $     64,000      $          -

Direct costs of services ...................            3,000             2,000
                                                 ------------      ------------

Gross Margin ...............................           61,000            (2,000)

Selling, general and administrative ........          932,000           382,000
expenses ...................................                -                -

Net loss from operations ...................         (993,000)         (384,000)

Other income ...............................          (32,000)                -
Interest expense ...........................           20,000            23,000
                                                 ------------      ------------

Net loss from continuing operations ........         (981,000)         (407,000)

Net gain (loss)from discontinued
 operations ................................          650,000          (188,000)
                                                 ------------      ------------
Net Loss ...................................     $   (331,000)     $   (595,000)
                                                 ============      ============
Net loss per common share -
 continuing operations .....................     $      (0.03)     $      (0.02)
                                                 ============      ============
Net income (loss) per common share -
 discontinued operations ...................     $       0.02      $      (0.01)
                                                 ============      ============
Net loss per common share (Note 5) .........     $      (0.01)     $      (0.03)
                                                 ============      ============

Weighted average shares outstanding ........       33,965,334        21,536,831
                                                 ============      ============

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      For the        For the
                                                       three          three
                                                    months ended   months ended
                                                      March 31,      March 28,
                                                    ------------   -------------

Cash flows from (used in) operating activities
   Net (loss) ....................................   $  (331,000)   $  (595,000)
   Adjustment to reconcile net income (loss) to
    net cash flows from (used in) operating
    activities
       Gain on sale of staffing businesses .......      (823,000)          --
      Depreciation and amortization ..............        33,000         60,000
      Options and warrants issued for litigation
       settlement, and services, respectively ....       137,000         73,000
      Net changes in current assets and current
       liabilities ...............................      (145,000)      (424,000)
                                                     -----------    -----------
         Net cash flows (used in) operating
          activities .............................    (1,129,000)      (886,000)
                                                     -----------    -----------

Cash flows used in investing activities

   Proceeds from sale of property and equipment ..          --            2,000
   Purchase of property and equipment ............      (105,000)        (3,000)

   Proceeds from notes receivable ................          --          533,000
   Proceeds from the disposal of staffing
    businesses ...................................       500,000           --
   Business acquisition costs, net of cash
     acquired ....................................       (94,000)          --
                                                     -----------    -----------
           Net cash flows (used in) investing
            activities ...........................       301,000        532,000
                                                     -----------    -----------

Cash flows from (used in) financing activities

   Advances, net .................................      (484,000)       235,000

   Payments on capital leases and debt ...........          --          (19,000)
   Proceeds from the exercise of stock
    options and warrants .........................     2,140,000           --
   Net proceeds from issuance of preferred stock .          --          100,000
                                                     -----------    -----------
           Net cash flows from (used in)
            financing activities .................     1,656,000        316,000
                                                     -----------    -----------

Net (decrease) increase in cash and cash
 equivalents .....................................       828,000        (38,000)

Cash and cash equivalents, at beginning of period      1,229,000         40,000
                                                     -----------    -----------

Cash and cash equivalents, at end of period ......   $ 2,057,000    $     2,000
                                                     ===========    ===========


Non-cash investing and financing activities for the three months ended
March 31, 2000:
Acquisition of the assets and assumption of certain liabilities of a business from a related party (Note3)
Financed insurance policies of $7,000 by issuing a note payable.
Conversion of a $400,000 note payable into 800,000 shares of common stock Conversion of preferred stock into common stock (Note 4)

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The unaudited consolidated financial statements as of March 31, 2000 have been derived from audited financial statements. The consolidated financial statements contained herein should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the fiscal year ended December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2000.

2. DISPOSITION OF STAFFING BUSINESS SEGMENT

In February of 2000, the Company closed on the sale of the assets of its remaining staffing businesses for $1,000,000. The purchase price was paid with $500,000 cash at closing and the Company receiving a $500,000 subordinated note receivable. The note provides for interest at prime plus 1% and is due in May of 2001. This sale was the final step of a plan approved by the board of directors in December 1999 for the Company to divest itself of the staffing businesses and focus its efforts on its Internet communication software products for the healthcare industry.

The accompanying unaudited financial statements reflect the results of operations of the staffing businesses as a discontinued business segment. The discontinued results of operations include those direct revenues and expenses associated with running the staffing businesses as well as an allocation of corporate costs.

The results of operations of the Company's discontinued staffing businesses for the three months ended March 31, 2000 and March 28, 1999 are as follows:

                                                     March 31,       March 28,
                                                       2000            1999
                                                    -----------     -----------

Revenue ........................................    $ 1,128,000     $ 3,100,000
Direct costs of services .......................        927,000       2,465,000
                                                    -----------     -----------
Gross margin ...................................        201,000         635,000
                                                    -----------     -----------

Selling, general and administrative expenses ...        219,000         728,000
Interest expense ...............................         18,000          95,000
Litigation settlement ..........................        137,000            --
                                                    -----------     -----------

Net loss .......................................    $  (173,000)    $  (188,000)
                                                    ===========     ===========

Also reflected in the accompanying unaudited balance sheet at March 31, 2000 are the following assets related to the Company's discontinued staffing business segment which were not acquired by the purchaser.

Current assets
  Accounts receivable, net of 248,000 allowance ................       $724,000
  Prepaid expenses and other ...................................          8,000
                                                                       --------
   Total current assets ........................................       $732,000
                                                                       ========


During the first quarter of 2000, the Company reported the following gain on the disposal of the assets of its staffing business:

Sales price ................................................        $ 1,000,000
Accounts receivable collection costs .......................           (100,000)
                                                                    -----------
                                                                        900,000

Assets acquired
  Property and equipment ...................................            (85,000)
  Deposits .................................................            (14,000)

Liabilities assumed
  Accounts payable .........................................              3,000
  Accrued liabilities ......................................             19,000
                                                                    -----------
Gain on disposal of staffing businesses ....................            823,000
Loss from operation of staffing business
 through disposal date .....................................           (173,000)
                                                                    -----------
Net gain on disposal of staffing businesses ................            650,000
                                                                    ===========

3. ACQUISITION OF ASSETS

In March of 2000 the Company acquired the assets and assumed certain liabilities of Automated Design Concepts, Inc., an entity owned by a director of the Company. To finance the acquisition the Company issued 60,400 shares of common stock valued at $374,000 and paid $100,000. The Company also entered into a two-year lease for $1,000 per month expiring in February 2002. The acquisition has been accounted for as a purchase, with the following allocation to the assets acquired and liabilities assumed:

                     Cash ....................   $   6,000
                     Accounts receivable .....      27,000
                     Goodwill ................     390,000
                     Accounts payable ........     (41,000)
                     Accrued liabilities .....      (8,000)
                                                 ---------
                          Total purchase price   $ 474,000
                                                 =========

The results of operations have been reflected from the date of acquisition forward. The resulting goodwill is being amortized over 15 years.

4. EQUITY TRANSACTIONS

During the first quarter of 2000, 5 shares of the 1997 preferred stock , 85 shares of the 1999 Series A preferred stock, and 752 shares of the 1999 Series B preferred stock were converted into 50,000, 340,000, and 1,504,000 shares of common stock, respectively.

Additionally, the Company received proceeds of $2,140,000 from the exercise of stock options and warrants resulting in the issuance of 4,945,220 shares of common stock.

The Company also issued 800,000 shares of common stock from the conversion of a $400,000 note payable.

5. STOCK OPTIONS

In January 2000, the Company granted options to purchase 600,000 shares of its common stock at an exercise price of $4.97 per share to an executive officer and director of the Company, and options to purchase 10,000 shares at an exercise price of $4.13 per share to another employee, all under the Company's 1999 Stock Option Plan.

In February 2000, the Company granted options to purchase 550,000 shares of its common stock at exercise prices of $3.97 per share to two executive officers of the Company, and options to purchase 50,000 shares at an exercise price of $3.94 per share to another employee, all under the Company's Stock Option Plan.

In February 2000, the Company issued a warrant to purchase 35,000 shares of its common stock at an exercise price of $3.96 per share, in connection with the settlement of litigation involving the Company. The Company recorded an expense of approximately $137,000 related to the issuance of the warrant, valued using the Black Scholes option pricing model.

In March 2000, the Company granted options to purchase 400,000 shares at an exercise price of $4.97 per share to an executive officer of the Company, and options to purchase 10,000 shares at an exercise price of $4.13 per share to another employee, under the Company's 1999 Stock Option Plan.

In April 2000, the Company granted options to purchase 100,000 shares at an exercise price of $3.82 per share to six employees of the Company, options to purchase 10,000 shares at an exercise price of $4.00 per share to another employee, and options to purchase 150,000 shares at an exercise price of $3.38 per share to another employee, all under the Company's 1999 Stock Option Plan.

6. LOSS PER SHARE

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

Loss per share applicable to common stockholders is calculated as follows:

                                                   For the           For the
                                                three months      three months
                                                    ended             ended
                                                March 31, 2000    March 28, 1999
                                                --------------    --------------

Net loss .............................           $  (331,000)      $   (595,000)
Preferred stock dividends ............
 stated rate .........................                   --              (2,000)
Preferred stock dividends ............
 imputed discount ....................                   --              (3,000)
                                                 ------------      ------------

Net loss applicable to common
 stockholders ........................           $   (331,000)     $   (600,000)
                                                 ============      ============

Basic loss per common share ..........           $      (0.01)     $      (0.03)
                                                 ============      ============

Weighted average shares
 outstanding .........................             33,965,334        21,536,831
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

We have reported net losses of ($4,847,000), ($5,422,000) and ($515,000) for the years ended December 31, 1999, December 27, 1998 and December 28, 1997. At March 31, 2000, we had an accumulated deficit of ($18,339,000). We expect to continue to experience loses, in the near term, as we attempt to develop and market our Cymedix software products. The current operation of our business and our ability to continue to develop and market our Cymedix software products will depend upon our ability to obtain additional financing. At present, we are not receiving any significant revenues from the sale of our Cymedix software products. We are attempting to meet our current cash flow needs by raising capital in the private debt and equity markets and through the exercise of currently outstanding warrants. The development and marketing of the Cymedix software products require substantial capital investments. There can be no assurance that additional investments or financings will be available to us as needed to support the development of Cymedix products. Failure to obtain such capital on a timely basis could result in lost business opportunities, the sale of the Cymedix business at a distressed price or the financial failure of our company.

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

We have been granted certain patent rights, a trademark and copyrights. However, patent and intellectual property legal issues for software programs, such as the Cymedix products, are complex and currently evolving. Since patent applications are secret until patents are issued, in the United States, or published, in other countries, we cannot be sure that we are first to file any patent application. In addition, there can be no assurance that competitors, many of which have far greater resources than we do, will not apply for and obtain patents that will interfere with our ability to develop or market product ideas that we have originated. Further, the laws of certain foreign countries do not provide the protection to intellectual property that is provided in the United States, and may limit our ability to market our products overseas. We cannot give any assurance that the scope of the rights we have are broad enough to fully protect our Cymedix software from infringement.

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

RESULTS OF OPERATION

Comparison of These Three Months Ended March 31, 2000 and March 28, 1999

Total revenues for the three months ended March 31, 2000, were $64,000 compared with $0 for the three months ended March 28, 1999. Cymedix currently provides all of our revenues. Cymedix first recorded revenue in November 1999 for pilot program fees.

Selling, general, and administrative expenses increased approximately $550,000 or 144% from $382,000 for the three months ended March 28, 1999, to $932,000 for the three months ended March 31, 2000.

Interest expense decreased approximately 13% from $23,000 for the three months ended March 28, 1999 to $20,000 for the three months ended March 31, 2000.

Net loss from continuing operations increased approximately $574,000 from $407,000 for the three months ended March 28, 1999, to $981,000 for the three months ended March 31, 2000, due to all of the reasons discussed above.

Results from discontinued operations changed from a loss of $188,000 for the three months ended March 28, 1999, to a gain of $650,000 for the three months ended March 31, 2000. This change reflects a gain on the disposal of the staffing business of $823,000.

Net loss decreased approximately $264,000 from $595,000 for the three months ended March 28, 1999, to $331,000 for the three months ended March 31, 2000, due to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We have $2,057,000 in cash as of March 31, 2000 with net working capital of $2,339,000 as of March 31, 2000. During the quarter ended March 31, 2000, net cash used in operating activities was $1,129,000. During the quarter ended March 31, 2000, we raised $2,140,000 from the exercise of options and warrants.

In February of 2000, we sold the assets of our remaining staffing businesses for $1,000,000. The purchase price was paid with $500,000 cash at closing and a $500,000 subordinated note which is payable in May 2001.

Subsequent to March 31, 2000 and through May 11, 2000, we received approximately $1,897,000 from the exercise of options and warrants. As of May 11, 2000, we had outstanding 5,976,000 warrants with a total exercise price of $3,108,000, which are callable for $.01 per warrant upon thirty days written notice. Currently, we have not provided any written notice to holders that we will call these warrants. We expect to receive $3,108,000 from the exercise of these callable warrants over the next several months. However, there can be no assurance that any of these warrants will be exercised.

We expect to continue to experience losses and negative cash flows from operations, in the near term, as we attempt to develop our Cymedix software products. The current operation of our business and our ability to continue to develop our Cymedix software products will depend upon our ability to obtain additional financing. At present, we are not receiving any significant revenues from the sale of our Cymedix software products. We are attempting to meet our current cash flow needs by raising capital in the private debt and equity markets and through the exercise of currently outstanding warrants. The development and marketing of the Cymedix software products require substantial capital investments. We believe that we have adequate cash on hand and available from likely exercise of currently outstanding options and warrants to fund operations for the year ended December 31, 2000. However, there can be no assurance that additional funding, if needed, will be available on terms acceptable to us, or at all.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in claims and litigation that arise out of the normal course of business. Currently, there are no pending matters, other than the matter set forth under "Legal Proceedings - Current Business" in the Company's Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2000, that in management's judgment might be considered material. Management does not believe that any such litigation will have a material effect on the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Set forth below are the unregistered sales of securities by the Company for the quarter reported on. See Note 4 to the unaudited consolidated financial statements elsewhere herein for a description of the terms of the Units of Preferred Stock and warrants.



Security                       No. of
Issued           Date          Shares       Consideration       Purchasers      Exemption Claimed
------------     ----        ----------     -------------       ----------      -----------------

Common Stock      Jan          800,000       Conversion          Privat  e       Section 3(a)(9)
                                             of Debt             Investors

Common Stock      Jan        1,032,000       Conversion          Private         Section 3(a)(9)
                                             of Debt             Investors

Common Stock      Feb          152,000       Conversion          Private         Section 3(a)(9)
                                             of Debt             Investors

Common Stock      Mar          440,000       Conversion          Private         Section 3(a)(9)
                                             of Debt             Investors

Common Stock      Jan        2,426,000       $1,118,688          Private         Section 4(2) &
                                             For Exercised       Investors       Regulation D
                                             Warrants

Common Stock      Feb          715,500       $133,375            Private         Section 4(2) &
                                             For Exercised       Investors       Regulation D
                                             Warrants

Common Stock      Mar        1,267,120       $520,375            Private         Section 4(2) &
                                             For Exercised       Investors       Regulation



ITEM 3. DEFAULTS UPON SENIOR SECURITIES
        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 14, 2000, the Company held a special meeting of shareholders to vote upon a proposal by the Board of Directors to increase the number of authorized shares of the Company's

Common Stock from 50,000,000 to 100,000,000 by amending the Company's Articles of Incorporation. On such date, a quorum of the shareholders was not present, in person or by proxy, and the meeting was adjourned to be reconvened on March 20, 2000. On such date, a quorum was present, and the proposed amendment to the Company's Articles of Incorporation was approved with, holders of 10,795,628 shares voting "for" the proposal, holders of 1,058,064 shares voting "against" the proposal, and holders of 51,315 shares voting "abstain".

ITEM 5. OTHER INFORMATION
        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        a.      Exhibits

                Included as exhibits are the items listed on the Exhibit Index. The Registrant will furnish a copy of any of the exhibits listed below upon payment of $5.00 per exhibit to cover the costs to the Registrant of furnishing such exhibit.

        b.      Reports on Form 8-K during the quarter reported on:

                1) On January 12, 2000, the Company filed a Form 8-K reporting under Item 5 a press release announcing the agreement of the Company's subsidiary, Cymedix Lynx Corporation ("Cymedix"), and Advance Paradigm, Inc., to develop a pilot program to test the use of Cymedix's software.

                2) On January 18, 2000, the Company filed a Form 8-K reporting under Item 5 a press release announcing the execution of a definitive agreement of the Company's subsidiary, Cymedix and WellPoint Pharmacy Management for a pilot program to test the use of Cymedix's software.

                3) On February 24, 2000, the Company filed a Form 8-K reporting under Item 5 a press release announcing that the Special Meeting of the Company's shareholders held on February
                   14, 2000, was adjourned for lack of a quorum and would be reconvened on March 20, 2000.

                4) On February 24, 2000, the Company filed a Form 8-K reporting under Item 5 a press release announcing the sale of the Company's remaining medical staffing operations.

                5) On March 6, 2000, the Company filed a Form 8-K reporting under Item 2 and 7 the sale of the Company's remaining medical staffing operations.

                6) On March 16, 2000, the Company filed a Form 8-K reporting under Item 5 the text of an interview in The Wall Street Transcript of the Company's President and CEO.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 2000



                                    MEDIX RESOURCES, INC.
                                   (Registrant)







                                   /s/ Patricia A. Minicucci
                                   -------------------------
                                   Patricia A. Minicucci
                                   Executive Vice President
                                  (Principal Financial and Accounting Officer)




                                INDEX TO EXHIBITS

27 Financial Data Schedule