Form 10KSB/A
period 1999-12-31
MEDIX RESOURCES INC
filed 2000-06-01
CIK 890784

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  Form 10-KSB/A
                                (Amendment No. 2)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _______

                         Commission File Number 0-24768

                              MEDIX RESOURCES, INC.
                 (Name of small business issuer in its charter)

                 Colorado                                 84-1123311
  (State or Other Jurisdiction                         (IRS Employer
   of Incorporation or Organization)                  Identification No.)

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

                      Documents incorporated by reference:
                                      None

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Medix Resources, Inc. (the "Company"), hereby amends Items 5 and 12 of its Form 10-KSB for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 30, 2000. This amendment is filed to include material that was inadvertently omitted from those items at the time of filing of the original Form 10-KSB.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

Our common stock is traded on the OTC Bulletin Board under the symbol "MDIX." Prior to our change of name effective February 19, 1998, its symbol was "NURS." [Since the filing of the original Form 10-KSB, our stock has been listed on the American Stock Exchange under the symbol "MXR."] The following table shows high and low bid price information for each quarter in the last two calendar years as reported by Prophet Information Services, Inc., a provider of online historical stock price data for all major U. S. securities markets. Such quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions. On March 17, 2000, the last sales price was reported to be $6.875.

                                              Common Stock Bid Price
                                              ----------------------
                                               High             Low
                                              ------           -----
1998

    First Quarter                             $ .38           $ .25
    Second Quarter                              .81             .25
    Third Quarter                               .44             .06
    Fourth Quarter                              .31             .05

1999

    First Quarter                             $ .55           $ .07
    Second Quarter                              .80             .34
    Third Quarter                               .62             .23
    Fourth Quarter                            $3.75             .30

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

Sales of Unregistered Securities

Listed blow are the unregistered sales of securities by the Company during the fourth quarter of 1999.


Security Issued       Date       Shares                Consideration       Purchasers            Claimed
---------------    ----------  -----------         --------------------  --------------       -------------

Common Stock         Oct.        1,420,000          Conversion of        Private Investors   Section 3(a)(9)
                                                     Preferred Stock

Common Stock         Nov.           950,000         Conversion of        Private Investors   Section 3(a)(9)
                                                     Preferred Stock

Warrants to
 purchase
 Common Stock        Nov.       Right to purchase    Services            Vendor for Services Section 4(2)
                                 102,00 shares
                                 at $0.36 per share

Common Stock         Dec.            200,000         Conversion of        Private Investor   Section 3(a)(9)
                                                      Debt


Common Stock         Dec.            120,000         Conversion of        Private Investors  Section 3(a)(9)
                                                      Preferred Stock

Common Stock         Dec.               9,000        For $4,500 of        Vendor for         Section 4(2)
                                                      Services             Services

Common Stock         Dec.             200,000        $100,000 for         Private Investors  Section 4(2) &
                                                      Exercised                               Regulation D
                                                      Warrants


(1) Each Unit consisted of one share of 1999 Series C Convertible Preferred Stock of the Company and four Series C Warrants to purchase one share of Company common stock at $0.50 per share. Each Unit cost $1,000. Each share of Convertible Preferred Stock may be converted into 2,000 shares of common stock through April 1, 2003. The Warrants expire on April 1, 2003 and are callable by the Company on thirty days written notice at $.01 per Warrant.

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

        On March 15, 2000, our subsidiary, Cymedix Lynx Corporation, merged with Automated Design Concepts, Inc. ("ADC"), which had been wholly-owned by Mr. Pfeil. Mr. Pfeil received $100,000 in cash and 60,400 shares of our common stock valued at $300,000, as consideration for such acquisition. In connection with that acquisition, we leased certain office spaced used by the acquired business form Mr. Pfeil and his wife. The lease has a two-year term ending February 28, 2002 and provides for rental payments at the rate of $1,000 per month. The operations acquired by the Company from him continue to be operated out of this office. Prior to the merger, the leased offices were used by ADC and another company owned by Mr. Pfeil, who moved from a consulting role to positions as President and Chief Operating Officer of Cymedix in connection with the merger.

        We have entered into a consulting agreement with Mr. Samuel Havens, which provides that we pay Mr. Havens $5,000 per month for his consulting services in connection with our marketing efforts.

        During 1998, in connection with its acquisition of the Cymedix Corporation, the Company assumed an obligation to pay the law firm of Douglas Stahl, Esq., a former director of the Company, $82,127 in fees and reimbursements owed to it by Cymedix Corporation. During 1998, the Company paid $32,978 of those fees and fees for additional legal services to Mr. Stahl's firm. During 1999, the Company paid Mr. Stahl's firm $66,355.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 30, 1999

                                                     MEDIX RESOURCES, INC.
                                                     (Registrant)

                                                     /s/ Patricia A. Minicucci
                                                     Patricia A. Minicucci
                                                     Executive Vice President