Form 10QSB
period 2000-06-30
MEDIX RESOURCES INC
filed 2000-08-10
CIK 890784

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

Commission File Number:            0-24768
                        --------------------------------

                              MEDIX RESOURCES, INC.
                              --------------------
        (Exact name of small business issuer as specified in its charter)


                  Colorado                            84-1123311
-----------------------------------        ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


7100 E. Belleview Ave, Suite 301, Englewood, CO               80111
----------------------------------------------------------  ----------
(Address of principal executive offices)                    (Zip Code)


                                 (303) 741-2045
      -------------------------------------------------------------------
                (Issuer's telephone number, including area code)


     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 2000.

     Common Stock, $0.001 par value                     44,476,945
     ------------------------------                   ----------------
                Class                                 Number of Shares

                              MEDIX RESOURCES, INC.

                                      INDEX

PART I.  Financial Information                                          Page No.
         ---------------------                                          --------


         Item 1.  Financial Statements

            Consolidated Balance Sheets - June 30, 2000 (Unaudited) and
             December 31, 1999.................................................2

            Unaudited Consolidated Statements of Operations -- For the Six
             Months Ended June 30, 2000 and June 27, 1999......................3

            Unaudited Consolidated Statements of Cash Flows -- For the Six
             Months Ended June 30, 2000 and June 27, 1999......................4

            Notes to Unaudited Consolidated Financial Statements...............5

         Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations..................................11

PART II. Other Information
         -----------------

         SIGNATURES...........................................................20

         Index to Exhibits....................................................20

                              MEDIX RESOURCES, INC.

                           Consolidated Balance Sheets

                                        June 30,          December 31,
                                          2000               1999
                                      -------------      -------------
                                       (Unaudited)

                                     Assets

Current assets

     Cash and cash equivalents        $   3,703,000      $   1,229,000
     Accounts receivable, net               187,000             35,000
     Notes receivable                       500,000                  -
     Prepaid expenses and other             151,000            176,000
     Assets of discontinued
      operations                             73,000          1,057,000
                                      -------------      -------------
         Total current assets             4,614,000          2,497,000

Property and equipment, net                 322,000            115,000

Intangible assets, net                    3,163,000          2,017,000
                                      -------------      -------------

Total assets                          $   8,099,000      $   4,629,000
                                      =============      =============

                      Liabilities and Stockholders' Deficit

Current liabilities

     Notes payable                           27,000            84,000
     Line-of-credit                               -            484,000
     Accounts payable                       297,000            257,000
     Accrued expenses                       704,000            504,000
     Accrued payroll tax,
      interest and penalty                  517,000            502,000
     Liabilities of discontinued
      operations                                  -             22,000
                                      -------------      -------------
         Total current liabilities        1,545,000          1,853,000

Note Payable                                      -            400,000
                                      -------------      -------------
       Total liabilities                  1,545,000          2,253,000

Stockholders' equity

  1996 Preferred stock, 10%
    cumulative convertible, $1 par
    value, 488 shares authorized,
    155 issued, 1.00 share and 1.00
    share outstanding.                            -                  -

  1997 Convertible preferred stock,
    $1 par value, 300 shares
    authorized, 167.15 shares issued,
    zero and 5.00 shares outstanding.             -                  -

  1999 Series A convertible
    preferred stock, $1 par value,
    300 shares authorized, 300 shares
    issued, 100 shares and 185
    outstanding.                                  -                  -

  1999 Series B convertible preferred
    stock, $1 par value, 2,000 shares
    authorized, 1,832 shares issued,
    50 and 817 shares outstanding.                -              1,000

  1999 Series C convertible preferred
    stock, $1 par value, 2,000 shares
    authorized, 1,995 shares issued,
    1,000 and 1995 shares outstanding.        1,000              2,000

  Common stock, $.001 par value,
    100,000,000 authorized, 44,425,945
    and 27,642,691 issued and
    outstanding.                             44,000             27,000

  Dividends payable with common stock         5,000             25,000

     Additional paid-in capital          26,692,000         20,329,000
     Accumulated deficit                (20,188,000)       (18,008,000)
                                      -------------      -------------
        Total stockholders' equity        6,554,000          2,376,000
                                      -------------      -------------

        Total liabilities and
         stockholders' equity         $   8,099,000      $   4,629,000
                                      =============      =============

                             MEDIX RESOURCES, INC.

                 Unaudited Consolidated Statements of Operations

                               For the Three      For the Three       For the Six        For the Six
                               Months Ended       Months Ended       Months Ended       Months Ended
                                 June 30,            June 27,          June 30,           June 27,
                                   2000               1999               2000               1999
                               -------------      -------------      -------------      -------------

Revenues                       $     126,000      $           -      $     190,000      $           -

Direct costs of services              20,000              1,000             23,000              3,000
                               -------------      -------------      -------------      -------------

Gross margin                         106,000             (1,000)           167,000             (3,000)

Selling, general and
 administrative expenses           2,011,000            421,000          3,065,000            803,000
                               -------------      -------------      -------------      -------------

Net loss from operations          (1,905,000)          (422,000)        (2,898,000)          (806,000)

Other income                         (56,000)                 -            (88,000)                 -

Interest expense                           -             26,000             20,000             49,000
                               -------------      -------------      -------------      -------------

Net loss from continuing
 operations                    $  (1,849,000)     $    (448,000)     $  (2,830,000)     $    (855,000)
                               -------------      -------------      -------------      -------------

Net gain (loss) from
 discontinued operations                   -           (156,000)           650,000           (344,000)
                               -------------      -------------      -------------      -------------

Net loss                       $  (1,849,000)     $    (604,000)     $  (2,180,000)     $  (1,199,000)
                               =============      =============      =============      =============

Net loss per common
 share - continuing
 operations                    $        (.04)     $        (.02)     $        (.08)     $        (.04)
                               =============      =============      =============      =============
Net income (loss) per
 common share -
 discontinued operations       $           -      $        (.01)     $         .02      $        (.02)
                               =============      =============      =============      =============
Net Loss per common
 share - (Note 10)             $        (.04)     $        (.03)     $        (.06)     $        (.06)
                               =============      =============     ==============      =============

Weighted average shares
 outstanding                      41,585,464         22,410,332         37,086,910         21,973,581
                               =============      =============      =============      =============

                             MEDIX RESOURCES, INC.

                 Unaudited Consolidated Statements of Cash Flows

                                  For the Six Months Ended
                               June 30, 2000 and June 27, 1999
                               ------------------------------------
                                   2000               1999
                               ------------       ------------
Cash flows from operating
 activities

   Net loss                    $ (2,080,000)      $ (1,199,000)

Adjustment to reconcile
 net income (loss) to net
 cash flows (used in)
 provided by operating
 activities

   Gain on sale of
    staffing business              (823,000)                 -

   Depreciation and
    amortization                    132,000            121,000

   Gain on sale of
    property and
    equipment                             -             (2,000)

   Options and warrants
   issued for litigation
   in settlement and
   service respectively             137,000            125,000

     Net changes in
      current assets and
      current liabilities           579,000           (813,000)
                               ------------       ------------
     Net cash flows
      (used in) provided
      by operating
      activities                 (2,055,000)        (1,768,000)
                               ------------       ------------

Cash flows from investing
 activities

   Proceeds from the
    disposal of staffing
    business                        500,000                  -

   Proceeds from sale of
    property and
    equipment                             -              2,000

   Purchase of property
    and equipment                  (333,000)           (54,000)

   Purchase of software
    license                        (350,000)                 -

   Proceeds from notes
    receivable                            -            563,000

   Business acquisition
    costs, net of cash
    acquired                        (94,000)                 -
                               ------------       ------------
     Net cash flows
      (used in) investing
      activities                   (277,000)           511,000
                               ------------       ------------

Cash flows from financing
 activities

   Advances (payments)
    under financing
    agreement, net                 (484,000)           232,000

   Payments on capital
    leases and debt                 (57,000)          (279,000)

     Net proceeds form
      exercise of options
      and warrants                5,347,000             26,000

     Net proceeds from
     issuance of
     preferred stock                      -          1,255,000
                               ------------       ------------

     Net cash flows
      provided by
      (used in) financing
      activities                  4,806,000          1,234,000
                               ------------       ------------

     Net decrease in cash
      and cash
      equivalents                 2,474,000            (23,000)

Cash and cash
 equivalents, at
 beginning of period              1,229,000             40,000
                               ------------       ------------

Cash and cash
 equivalents, at end of
 period                        $  3,703,000       $     17,000
                               ============       ============


Non-cash and investing and financing activities for the six months ended
 June 30, 2000:
       Conversion of Preferred Stock into Common Stock (Note 5)
       Conversion of $400,000 note payable into 800,000 shares of common stock. Disposal of staffing business (Note 3).
       $400,000 accrued liability for the purchase of a license (Note 7). Acquisition of the assets and assumption of certain liabilities, of a business from a related party (Note 4).

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

                              MEDIX RESOURCES, INC.

                          Notes to Financial Statements


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

         The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The unaudited consolidated financial statements as of June 30, 2000 have been derived from audited financial statements. The unaudited consolidated financial statements contained herein should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the fiscal year ended December 31, 1999. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2000.


2.       INTANGIBLE ASSETS
--------------------------

         Intangible assets consist of the following:

                                                       June 30, 2000
                                                       -------------
         Goodwill acquired through the
          Cymedix acquisition.                         $   1,938,200
         Goodwill acquired through the
          Automated Design Concepts, Inc.
          acquisition. (Note 4)                        $     474,800
         License agreement with ZirMed.com.
          (Note 7)                                     $     750,000
                                                       =============
                     Net Intangible Assets             $   3,163,000



3.     DISPOSITION OF STAFFING BUSINESS SEGMENT
-----------------------------------------------

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

                             MEDIX RESOURCES, INC.

                         Notes to Financial Statements


         The results of operations of the Company's discontinued staffing businesses for the six months ended June 30, 2000 and June 27, 1999 are as follows:

                                      June 30, 2000           June 27, 1999
                                      -------------           -------------

Revenue                               $   1,128,000           $   6,104,000
Direct costs of services                    927,000               4,810,000
                                      -------------           -------------
Gross margin                                201,000               1,294,000
                                      -------------           -------------

Selling, general and
 administrative expenses                    219,000               1,474,000
Interest expense                             18,000                 164,000
Litigation settlement                       137,000                       -
                                      -------------           -------------

Net loss                              $    (173,000)          $    (344,000)
                                      =============           =============

         Also reflected in the accompanying unaudited balance sheet at June 30, 2000 are the following assets related to the Company's discontinued staffing business segment which were not acquired by the purchaser.

Current assets

   Accounts receivable, net of
    $155,000 allowance                $      65,000
   Prepaid expenses and other                 8,000
                                      -------------

     Total current assets             $      73,000
                                      =============

During the first quarter of 2000, the Company reported the following gain on the disposal of the assets of its staffing business:

Sales price                           $   1,000,000
Accounts receivable collection
 costs                                     (100,000)
                                      -------------
                                            900,000

Assets acquired

   Property and equipment                   (85,000)
   Deposits                                 (14,000)

Liabilities assumed

   Accounts payable                           3,000
   Accrued liabilities                       19,000
                                      -------------

Gain on disposal of staffing
 businesses                                 823,000
Loss from operation of staffing
 business through disposal date            (173,000)
                                      -------------

Net gain on disposal of staffing
 businesses                           $     650,000
                                      =============

                             MEDIX RESOURCES, INC.

                         Notes to Financial Statements

4.        ACQUISITION OF ASSETS
-------------------------------

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

         Cash                                     $        6,000
         Accounts receivable                              27,000
         Goodwill                                        487,000
         Accounts payable                                (41,000)
         Accrued liabilities                              (5,000)
                                                  --------------

                  Total purchase price            $      474,000
                                                  ==============

           The results of operations have been reflected from the date of acquisition forward. The resulting goodwill is being amortized over 15 years.


5.       EQUITY TRANSACTIONS
----------------------------

         During the second quarter of 2000, 15 shares of the 1999 Series B preferred stock, and 995 shares of the 1999 Series C preferred stock were converted into 30,000 and 1,990,000 shares of common stock, respectively.

         Additionally, the Company received proceeds of $3,233,000 from the exercise of stock options and warrants resulting in the issuance of 7,063,634 shares of common stock.


6.       STOCK OPTIONS
----------------------

           In May 2000, the Company granted options to purchase 10,000 shares at an exercise price of $2.50 per share to one employee of the Company, under the Company's 1999 Stock Option Plan.

         In May 2000, the Company entered into a consulting agreement, which obligates the Company to issue a Warrant to the consultant which gives the consultant rights to purchase up to 60,000 shares of the Company's common stock at an exercise price of $2.50 per share for a two-year period ending in May 2002. These rights to purchase common stock vest in accordance with the following schedule: rights to purchase 20,000 shares vested on the date the agreement was entered into, and rights to purchase 10,000 shares vested or vest on each of June 1, July 1, August 1, and September 1, 2000, if the agreement has not been terminated before such date by either party. Either party can terminate the agreement at any time.

                              MEDIX RESOURCES, INC.

                          Notes to Financial Statements


          In June 2000, the Company granted options to purchase 50,000 shares at an exercise price of $2.25 per share to one employee of the Company, under the Company's 1999 Stock Option Plan.

          In July 2000, the Company granted options to purchase 15,000 shares at an exercise price of $2.31 per share to one employee of the Company, under the Company's 1999 Stock Option Plan.


7.       LICENSING AGREEMENT
----------------------------

         During June, 2000, the Company signed a perpetual license agreement with a company for it's source code for Web-based claims submission. As of June 30, 2000, the Company had paid $350,000 of the $750,000 licensing fee, with the remaining $400,000 to be paid over the next four months of 2000, and will pay nominal annual royalties for the software license.

8.       LEGAL PROCEEDINGS
--------------------------

         On November 12, 1999, an action was filed in California Superior Court, which has since been removed to the U. S. District Court, Central District of California, against Medix Resources, Inc. and its wholly owned subsidiary, Cymedix Lynx Corporation under the caption Leslie Wolf v. Medix Resources, Inc., Cymedix Lynx Corporation, John Yeros, Bill Lyons (CV 00-703 MMM), alleging, among other things, gender discrimination, breach of contract and wrongful termination. Plaintiff is seeking damages of $2,000,000 in commissions, plus lost wages and other benefits and stock options in an indeterminate amount. Management does not believe plaintiff's claims have any merit and intends to vigorously defend this action. Our attorneys filed a motion to dismiss the action, and on May 22, 2000, the Court ruled in favor of plaintiff on most of such motion to dismiss, however, our motion was successful against two of plaintiffs causes of action. We are now in the discovery stage of the proceeding with trial scheduled for March of 2001. Management does not expect any resolution of this matter to have a material adverse effect on our financial condition.

         On June 1, 2000, an action was filed in the District Court of the City and County of Denver, Colorado, against Medix Resources, Inc., and its wholly-owned subsidiary, Cymedix Lynx Corporation, under the caption Michael J. Ruxin v. Cymedix Lynx Corporation, and Medix Resources, Inc. (Case No.00CV2997), alleging that a predecessor company of Cymedix Lynx Corporation had promised to issue stock options to the plaintiff but had failed to honor that promise. Plaintiff is claiming the right receive an option to purchase 90,000 shares of Medix common stock at approximately $0.44 per share. Plaintiff seeks damages in an amount to be determined at trial, plus prejudgment interest, costs, including attorney's fees, and such further relief as the Court deems just and proper. Management does not believe that plaintiff's claims have any merit and intends to vigorously defend this action. Management does not expect any resolution of this matter to have a material adverse effect on our financial condition.

                              MEDIX RESOURCES, INC.

                          Notes to Financial Statements


         On July 11, 2000, an action was filed in the United States District Court, Southern District of New York, against Medix Resources, Inc., under the caption Guli R. Rajani v. Medix Resources, Inc. (00CIV. 5061), alleging that the Company granted to plaintiff the right to purchase preferred stock convertible into the Company's common stock and warrants to purchase the Company's common stock in connection with the Company's private financings during 1999, and then failed to permit plaintiff to purchase shares in those financings. Plaintiff seeks damages of $12,600,000, plus interest thereon, alleging that such damages resulted from the Company's failure to let him purchase securities in the private offerings. Management believes plaintiff's claims to be frivolous and totally without merit and intends to vigorously defend this action. Management does not expect any resolution of this matter to have a material adverse effect on our financial condition.

         From time to time, the Company is involved in claims and litigation that arise out of the normal course of business. Currently, other than as discussed above, there are no pending matters that in Management's judgment might be considered potentially material to us. Management does not believe that any of the litigation described above will have a material adverse effect on the Company.


9.        RELATED PARTY TRANSACTION
-----------------------------------

         During the six month period ended June 30, 2000, the Company had paid approximately $179,000 to a related party for services. The president of the Company has an ownership interest in the related party.


10.      LOSS PER SHARE
-----------------------

         For preferred stock with convertible features that are in the money at the time of issuance, the Company has imputed a value associated with such conversion features and has recorded the value as a discount on the preferred stock. The Company amortizes the imputed discount on the preferred stock over the period from issuance of the preferred stock to the earliest period at which the preferred stock becomes convertible. The Company recorded additional dividends to preferred stockholders of approximately $285,000 and $288,000 for the three and six months ended June 27, 1999, which represents an imputed increase to the dividend yield and not a contractual obligation on the part of the Company to pay such imputed dividends.

                              MEDIX RESOURCES, INC.

                          Notes to Financial Statements

Loss per share applicable to common stockholders is calculated as follows:

                                        Three Months Ended                   Six Months Ended
                                  ------------------------------       -----------------------------
                                    June 30,          June 27,           June 30,          June 27,
                                      2000              1999               2000              1999
                                  ------------      ------------       -----------       -----------

Net loss                          $ (1,849,000)     $   (604,000)      $(2,180,000)      $(1,199,000)
Preferred stock dividends
 - stated rate                               -            (2,000)                             (4,000)

Preferred stock dividends
 - imputed discount                          -          (285,000)                -          (288,000)
                                  ------------      ------------       -----------       -----------

Net loss applicable to
 common stockholders              $ (1,849,000)     $   (891,000)      $(2,180,000)      $(1,491,000)
                                  ============      ============       ===========       ===========

Basic loss per common share       $       (.04)     $       (.04)      $      (.06)      $      (.07)
                                  ============      ============       ===========       ===========

Weighted average shares
 outstanding                        41,585,464        22,410,332        37,086,910        21,973,581
                                  ============      ============       ===========       ===========

                              MEDIX RESOURCES, INC.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
--------

         We are an information technology company headquartered in Denver, Colorado, with offices in Thousand Oaks, California, East Brunswick, New Jersey, Atlanta, Georgia, and New York City. We specialize in the development, marketing and management of software and connectivity solutions for clinical and business transactions within the healthcare industry. Through our wholly owned subsidiary, Cymedix Lynx Corporation, a Colorado corporation, we have developed Cymedix.com(R), a unique healthcare communication technology product. Cymedix.com(R) provides instantaneous access to patient clinical, financial and administrative information. Its software also supplies healthcare institutions, such as health plans, insurers and hospitals, as well as practicing physicians with a set of non-invasive technology tools that can be attached to their existing software applications and provide Internet-enabled transaction capability between all parties.

         Implementation of the Cymedix.com(R) software suite promises to speed and improve the efficacy of daily interactions between health caregivers and their staffs, other ancillary providers (such as labs or pharmacy benefit managers), insurance companies, hospitals, Integrated Delivery Networks (IDNs) and Health Management Organizations (HMOs). We believe that the market for robust and practical healthcare solutions is growing rapidly, and that segment growth will continue to accelerate as the joined emphases of consumer choice, quality, administrative service and cost containment ratchets up demand for ever more efficient and user-friendly methods of delivering quality healthcare.

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

                             MEDIX RESOURCES, INC.


     We have reported net losses of  ($4,847,000),  ($5,422,000)  and ($515,000)
for the years ended December 31, 1999, December 27, 1998 and December 28, 1997. At June 30, 2000, we had an accumulated deficit of ($20,188,000). We expect to continue to experience loses, in the near term, as we attempt to develop and market our Cymedix.com(R) software products. The current operation of our business and our ability to continue to develop and market our Cymedix.com(R) software products will depend upon our ability to obtain additional financing. At present, we are not receiving any significant revenues from the sale of our Cymedix.com(R) software products. We are attempting to meet our current cash flow needs by raising capital in the private debt and equity markets and through the exercise of currently outstanding warrants. The development and marketing of the Cymedix.com(R) software products require substantial capital investments. There can be no assurance that additional investments or financings will be available to us as needed to support the development of Cymedix.com(R) products. Failure to obtain such capital on a timely basis could result in lost business opportunities, the sale of the Cymedix.com(R) business at a distressed price or the financial failure of our company.

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

                             MEDIX RESOURCES, INC.


         We have been granted certain patent rights, a trademark and copyrights. However, patent and intellectual property legal issues for software programs, such as the Cymedix.com(R) products, are complex and currently evolving. Since patent applications are secret until patents are issued, in the United States, or published, in other countries, we cannot be sure that we are first to file any patent application. In addition, there can be no assurance that competitors, many of which have far greater resources than we do, will not apply for and obtain patents that will interfere with our ability to develop or market product ideas that we have originated. Further, the laws of certain foreign countries do not provide the protection to intellectual property that is provided in the United States, and may limit our ability to market our products overseas. We cannot give any assurance that the scope of the rights we have are broad enough to fully protect our Cymedix.com(R) software from infringement.

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

                             MEDIX RESOURCES, INC.


         In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans for the Company will be achieved.

Results of Operation

Comparison of These Three Months Ended June 30, 2000 and June 27, 1999.

        Total revenues for the three months ended June 30, 2000, were $126,000 compared with $0 for the three months ended June 27, 1999. Cymedix.com(R) currently provides most of our revenues. Cymedix.com(R) first recorded revenue in November 1999 for pilot program fees.

        Selling, general, and administrative expenses increased approximately $1,590,000 or 270% from $421,000 for the three months ended June 27, 1999, to $2,011,000 for the three months ended June 30, 2000.

        Interest expense decreased approximately 100% from $26,000 for the three months ended June 27, 1999 to $0 for the three months ended June 30, 2000.

        Net loss from continuing operations increased approximately $1,401,000 from $448,000 for the three months ended June 27, 1999, to $1,849,000 for the three months ended June 30, 2000, due to all of the reasons discussed above.

        Results from discontinued operations changed from a loss of $156,000 for the three months ended June 27, 1999, to $0 for the three months ended June 30, 2000. This change reflects the disposal of the staffing business during February, 2000.

        Net loss increased approximately $1,245,000 from $604,000 for the three months ended June 27, 1999, to $1,849,000 for the three months ended June 30, 2000, due to the reasons discussed above.

Comparison of six months ended June 30, 2000 and June 27, 1999

         The Company generated approximately $190,000 in revenues from operations for the six months ended June 30, 2000, compared to approximately $0 in revenues for the six months ended June 27, 1999. Cymedix.com(R) currently provides most of our revenues. Cymedix.com(R) first recorded revenue in November, 1999 for pilot program fees.

                             MEDIX RESOURCES, INC.


         Selling, general and administrative expenses increased approximately $2,261,000 from $803,000 in the first six months of 1999 to $3,065,000 in the first six months of 2000, due primarily to an increase in Cymedix.com(R) and Corporate selling, general and administrative expenses.

         Interest expense decreased approximately 59% from $49,000 in the first six months of 1999 to $20,000 in the first six months of 2000. The decrease is primarily due to a reduction in accrued interest on delinquent payroll taxes and a reduction in the outstanding line-of-credit balance related to the sale of the remaining staffing business.

         Loss from continuing operations increased $1,975,000 from $855,000 in the six months ended June 27, 1999 to $2,830,000 in the six months ended June 30, 2000, due primarily to an increase in selling, general and administrative expenses, at both the Cymedix.com(R) and Corporate levels.

         The Company's net loss increased $981,000 from $1,199,000 for the six months ended June 27, 1999 to $2,180,000 for the six months ended June 30, 2000. The increase is primarily due to the other factors discussed above, reduced by the gain in the sale of the remaining staffing business.

Liquidity and Capital Resources

         We have $3,703,000 in cash as of June 30, 2000 with net working capital of $3,069,000 as of June 30, 2000. During the six months ended June 30, 2000, net cash used in operating activities was $2,059,000. During the six months ended June 30, 2000, we raised $5,347,000 from the exercise of options and warrants.

         In February of 2000, we sold the assets of our remaining staffing businesses for $1,000,000. The purchase price was paid with $500,000 cash at closing and a $500,000 subordinated note which is payable in May 2001.

         Subsequent to June 30, 2000 and through August 1, 2000, we received approximately $500 from the exercise of options and warrants. As of August 1, 2000, we had outstanding 5,726,000 warrants with a total exercise price of $2,983,000, which are callable for $.01 per warrant upon thirty days written notice. Currently, we have not provided any written notice to holders that we will call these warrants. We expect to receive $2,983,000 from the exercise of these callable warrants over the next several months. However, there can be no assurance that any of these warrants will be exercised.

                             MEDIX RESOURCES, INC.


         We expect to continue to experience losses and negative cash flows from operations, in the near term, as we attempt to develop our Cymedix.com(R) software products. The current operation of our business and our ability to continue to develop our Cymedix.com(R) software products will depend upon our ability to obtain additional financing. At present, we are not receiving any significant revenues from the sale of our Cymedix.com(R) software products. We are attempting to meet our current cash flow needs by raising capital in the private debt and equity markets and through the exercise of currently outstanding warrants. The development and marketing of the Cymedix.com(R)
software products require substantial capital investments. We believe that we have adequate cash on hand and available from likely exercise of currently outstanding options and warrants to fund operations for the year ended December 31, 2000. However, there can be no assurance that additional funding will be available on terms acceptable to us, or at all.


                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings


         On November 12, 1999, an action was filed in California Superior Court, which has since been removed to the U. S. District Court, Central District of California, against Medix Resources, Inc. and its wholly owned subsidiary, Cymedix Lynx Corporation under the caption Leslie Wolf v. Medix Resources, Inc., Cymedix Lynx Corporation, John Yeros, Bill Lyons (CV 00-703 MMM), alleging, among other things, gender discrimination, breach of contract and wrongful termination. Plaintiff is seeking damages of $2,000,000 in commissions, plus lost wages and other benefits and stock options in an indeterminate amount. Management does not believe plaintiff's claims have any merit and intends to vigorously defend this action. Our attorneys filed a motion to dismiss the action, and on May 22, 2000, the Court ruled in favor of plaintiff on most of such motion to dismiss, however, our motion was successful against two of plaintiffs causes of action. We are now in the discovery stage of the proceeding with trial scheduled for March of 2001. Management does not expect any resolution of this matter to have a material adverse effect on our financial condition.

         On June 1, 2000, an action was filed in the District Court of the City and County of Denver, Colorado, against Medix Resources, Inc., and its wholly-owned subsidiary, Cymedix Lynx Corporation, under the caption Michael J. Ruxin v. Cymedix Lynx Corporation, and Medix Resources, Inc. (Case No.00CV2997), alleging that a predecessor company of Cymedix Lynx Corporation had promised to issue stock options to the plaintiff but had failed to honor that promise. Plaintiff is claiming the right receive an option to purchase 90,000 shares of Medix common stock at approximately $0.44 per share. Plaintiff seeks damages in an amount to be determined at trial, plus prejudgment interest, costs, including attorney's fees, and such further relief as the Court deems just and proper. Management does not believe that plaintiff's claims have any merit and intends to vigorously defend this action. Management does not expect any resolution of this matter to have a material adverse effect on our financial condition.

                             MEDIX RESOURCES, INC.


         On July 11, 2000, an action was filed in the United States District Court, Southern District of New York, against Medix Resources, Inc., under the caption Guli R. Rajani v. Medix Resources, Inc. (00CIV. 5061), alleging that the Company granted to plaintiff the right to purchase preferred stock convertible into the Company's common stock and warrants to purchase the Company's common stock in connection with the Company's private financings during 1999, and then failed to permit plaintiff to purchase shares in those financings. Plaintiff seeks damages of $12,600,000, plus interest thereon, alleging that such damages resulted from the Company's failure to let him purchase securities in the private offerings. Management believes plaintiff's claims to be frivolous and totally without merit and intends to vigorously defend this action. Management does not expect any resolution of this matter to have a material adverse effect on our financial condition.

         From time to time, the Company is involved in claims and litigation that arise out of the normal course of business. Currently, other than as discussed above, there are no pending matters that in Management's judgment might be considered potentially material to us. Management does not believe that any of the litigation described above will have a material adverse effect on the Company.


Item 2.  Changes in Securities and Use of Proceeds


         Set forth below are the unregistered sales of securities by the Company for the quarter reported on. See Note 4 to the unaudited consolidated financial statements elsewhere herein for a description of the terms of the Units of Preferred Stock and warrants.

                                  No. of                                                   Exemption
Security Issued       Date        Shares       Consideration        Purchasers              Claimed
---------------     --------     ---------     --------------     -----------------     ---------------

Common Stock          April      1,880,000     Conversion of      Private Investors     Section 3(a)(9)
                                                 Preferred

Common Stock           May          60,000     Conversion of      Private Investors     Section 3(a)(9)
                                                 Preferred

Common Stock          June         200,000     Conversion of      Private Investors     Section 3(a)(9)
                                                 Preferred

Common Stock          April      3,005,000     $1,601,450 for     Private Investors     Section 4(2) &
                                                 Exercised                               Regulation D
                                                 Warrants

Common Stock           May         810,000     $495,000 for       Private Investors     Section 4(2) &
                                                 Exercised                               Regulation D
                                                 Warrants

Common Stock          June         469,000     $410,040 for       Private Investors     Section 4(2) &
                                                 Exercised                               Regulation D
                                                 Warrants

                             MEDIX RESOURCES, INC.


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

     b. Reports on Form 8-K during the quarter reported on:

          1)   On April 6, 2000,  the Company filed a Form 8-K  reporting  under
               Item 5 a press release announcing certain changes in the management of the Company and its wholly-owned subsidiary, Cymedix Lynx Corporation.

          2)   On April 6, 2000,  the Company filed a Form 8-K  reporting  under
               Item 5 a press release announcing the appointment of Michael Knepper as Senior Vice President of the Company.

          3)   On April 6, 2000,  the Company filed a Form 8-K  reporting  under
               Item 5 a press release announcing the resignation of Dr. Brian McLean as a Director of the Company.

          4)   On April 6, 2000,  the Company filed a Form 8-K  reporting  under
               Item 5 a press release announcing the extension of a previous agreement with Loyola University Medical Center.

          5)   On April 6, 2000,  the Company filed a Form 8-K  reporting  under
               Item 5 a press release announcing the appointment of Patricia Minicucci as Executive Vice President of Operations, and Brian Ellacott as Senior Vice President and National Director of Marketing and Sales.

          6)   On April 6, 2000,  the Company filed a Form 8-K  reporting  under
               Item 5 a press release announcing the merger of Cymedix Lynx Corporation with Automated Design Concepts.

                             MEDIX RESOURCES, INC.


          7)   On April 6, 2000,  the Company filed a Form 8-K  reporting  under
               Item 5 a press release announcing shareholder approval for an increase in the number of authorized common shares.

          8)   On April 6, 2000,  the Company filed a Form 8-K  reporting  under
               Item 5 a press release announcing the signing of an agreement with Warburg Dillon Read LLC.

          9)   On April 7, 2000,  the Company filed a Form 8-K  reporting  under
               Item 5 two press releases announcing that the Company's application for listing by the American Stock Exchange (AMEX) had been approved, and the appointment of a Chairman of the Board of Directors

          10)  On April 7, 2000,  the Company filed a Form 8-K  reporting  under
               Item 5 a press release announcing fourth quarter and year end results

          11)  On April 27, 2000,  the Company filed a Form 8-K reporting  under
               Item 5 a press release announcing the appointment of Joan E. Herman as a new member of the Company's Board of Directors, and the resignation of Thomas J. Oberle from the Company's Board of Directors.

          12)  On May 4, 2000,  the Company filed a From 8-K/A  reporting  under
               Item 2 the required pro forma information in connection with the disposition of its remaining staffing businesses as described in
               Item 2 previously reported on Form 8-K dated February 19, 2000.

          13)  On June 1, 2000,  the Company  filed a Form 8-K  reporting  under
               Item 5 a press release announcing increased popularity of the Company's medical code information web site.

          14)  On June 1, 2000,  the Company  filed a Form 8-K  reporting  under
               Item 5 a press release announcing the signing of an option agreement to acquire ZirMed.com, Inc.

          15)  On June 1, 2000,  the Company  filed a Form 8-K  reporting  under
               Item 5 a press release announcing 2000 first quarter results.

                             MEDIX RESOURCES, INC.


                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 8, 2000

                                   MEDIX RESOURCES, INC.
                                   (Registrant)






                                   /s/ Patricia A. Minicucci
                                   -------------------------
                                   Patricia A. Minicucci
                                    Executive Vice President
                                    (Principal Financial and Accounting Officer)

                              MEDIX RESOURCES, INC.
                                INDEX TO EXHIBITS

27      Financial Data Schedule