Form 10QSB
period 2000-09-30
MEDIX RESOURCES INC
filed 2000-11-14
CIK 890784

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

Commission File Number:        0-24768
                        ------------------------------------

                              MEDIX RESOURCES, INC.
                              --------------------
        (Exact name of small business issuer as specified in its charter)


          Colorado                                     84-1123311
-------------------------------         -------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


7100 E. Belleview Ave, Suite 301, Englewood, CO              80111
------------------------------------------------        ------------------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 2000.

  Common Stock, $0.001 par value                           46,199,445
  ------------------------------                           ----------
            Class                                        Number of Shares

                              MEDIX RESOURCES, INC.

                                      INDEX

PART I.   Financial Information                                         Page No.
          ---------------------                                         -------


          Item 1.  Financial Statements

                   Consolidated Balance Sheets - September 30, 2000
                    (Unaudited) and December 31, 1999.......................2

                   Unaudited Consolidated Statements of Operations -- For
                    the Three and Nine months Ended September 30, 2000
                    and September 26, 1999..................................3

                   Unaudited Consolidated Statements of Cash Flows -- For
                    the Nine months Ended September 30, 2000 and
                    September 26, 1999......................................4

                   Notes to Unaudited Consolidated Financial Statements.....6

          Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations....................10

PART II.  Other Information

          SIGNATURES.......................................................19

          Index to Exhibits................................................19



                              MEDIX RESOURCES, INC.

                           Consolidated Balance Sheets

                                                          September 30,    December 31,
                                                               2000            1999
                                                           ------------    ------------
                                                            (Unaudited)

                                   Assets

Current assets
     Cash and cash equivalents .........................   $  2,273,000    $  1,229,000
     Accounts receivable, net ..........................         86,000          35,000
     Notes receivable ..................................        500,000            --
     Prepaid expenses and other ........................        102,000         176,000
     Assets of discontinued operations .................         59,000       1,057,000
                                                           ------------    ------------
          Total current assets .........................      3,020,000       2,497,000
                                                           ------------    ------------
Software development costs, net ........................        295,000            --
                                                           ------------    ------------
Property and equipment, net ............................        423,000         115,000
                                                           ------------    ------------
Intangible assets, net .................................      3,076,000       2,017,000
                                                           ------------    ------------

Total assets ...........................................   $  6,814,000    $  4,629,000
                                                           ============    ============
                    Liabilities and Stockholders' Equity

Current liabilities
     Notes payable .....................................   $      8,000    $     84,000
     Line-of-credit ....................................           --           484,000
     Accounts payable ..................................        200,000         257,000
     Accrued expenses ..................................        418,000         504,000
     Accrued payroll tax, interest and penalty .........        477,000         502,000
     Liabilities of discontinued operations ............           --            22,000
                                                           ------------    ------------
          Total current liabilities ....................      1,103,000       1,853,000
                                                           ------------    ------------

     Note payable ......................................           --           400,000
                                                           ------------    ------------
          Total liabilities ............................      1,103,000       2,253,000
                                                           ------------    ------------

Stockholders' equity
     1996 Preferred stock, 10% cumulative convertible,
      $1 par value, 488 shares authorized, 155 issued,
      1 and 1 share outstanding ........................           --              --
     1997 Convertible preferred stock, $1 par value,
      300 shares authorized, 167.15 shares issued,
      zero and 5 shares outstanding ....................           --              --
     1999 Series A convertible preferred stock, $1 par
      value, 300 shares authorized, 300 shares issued,
      zero and 185 shares outstanding ..................           --              --
     1999 Series B convertible preferred stock, $1 par
      value, 2,000 shares authorized, 1,832 shares
      issued, 50 and 817 shares outstanding ............           --             1,000
     1999 Series C convertible preferred stock, $1 par
      value, 2,000 shares authorized, 1,995 shares
      issued, 875 and 1,995 shares outstanding .........          1,000           2,000
     Common stock, $.001 par value, 100,000,000
      authorized, 46,058,945 and 27,642,691 issued
      and outstanding ..................................         46,000          27,000
     Dividends payable with common stock ...............          5,000          25,000
     Additional paid-in capital ........................     27,127,000      20,329,000
     Accumulated deficit ...............................    (21,468,000)    (18,008,000)
           Total stockholders' equity ..................           --              --
                                                           ------------    ------------
                                                              5,711,000       2,376,000
                                                           ------------    ------------

Total liabilities and stockholders' equity .............   $  6,814,000    $  4,629,000
                                                           ============    ============



            See notes to unaudited consolidated financial statements.

                              MEDIX RESOURCES, INC.

                 Unaudited Consolidated Statements of Operations



                                               For the Three  For the Three    For the Nine   For the Nine
                                               Months Ended    Months Ended    Months Ended   Months Ended
                                               September 30,   September 26,   September 30,  September 26,
                                                   2000            1999            2000            1999
                                               ------------    ------------    ------------    ------------

Revenues ...................................   $    104,000    $       --      $    294,000    $       --

Direct costs of services ...................         73,000            --            96,000           3,000
                                               ------------    ------------    ------------    ------------

Gross margin ...............................         31,000            --           198,000          (3,000)
                                               ------------    ------------    ------------    ------------

Software research and development costs ....        427,000            --           427,000            --

Selling, general and administrative expenses      1,028,000         480,000       3,993,000       1,283,000
                                               ------------    ------------    ------------    ------------

Net loss from operations ...................     (1,424,000)       (480,000)     (4,222,000)     (1,286,000)

Other income ...............................        (47,000)           --          (135,000)           --

Interest expense ...........................          3,000          29,000          23,000          78,000
                                               ------------    ------------    ------------    ------------

Net loss from continuing operations ........     (1,380,000)       (509,000)     (4,110,000)     (1,364,000)

Net gain (loss) from discontinued
 operations ................................           --          (660,000)        650,000      (1,004,000)
                                               ------------    ------------    ------------    ------------

Net loss ...................................   $ (1,380,000)   $ (1,169,000)   $ (3,460,000)   $ (2,368,000)
                                               ============    ============    ============    ============

Net loss per common share-continuing
 operations ................................   $      (0.03)   $      (0.02)   $      (0.10)   $      (0.06)

Net income (loss) per common
 share-discontinued Operations .............           --             (0.03)           0.02           (0.04)
                                               ------------    ------------    ------------    ------------

Net loss per common share-(Note 11) ........   $      (0.03)   $      (0.05)   $      (0.08)   $      (0.10)
                                               ============    ============    ============    ============

Weighted average shares outstanding ........     44,989,209      23,026,176      39,811,424      22,324,446
                                               ============    ============    ============    ============


            See notes to unaudited consolidated financial statements.

                              MEDIX RESOURCES, INC.

                 Unaudited Consolidated Statements of Cash Flows

                                                             For the Nine Months ended
                                                                September 30, 2000
                                                              And September 26, 1999
                                                            -----------    -----------
                                                                2000           1999
                                                            -----------    -----------
Cash flows from operating activities
  Net loss ..............................................   $(3,460,000)   $(2,368,000)
  Adjustments to reconcile net income (loss) to
   net cash flows (used in) provided by operating
   activities
   Gain on sale of staffing business ....................      (823,000)          --
   Depreciation and  amortization .......................       274,000        182,000
   Gain on sale of property and equipment ...............          --           (2,000)
   Options and warrants issued for settlement of
    litigation services, respectively ...................       137,000        417,000
   Net changes in current assets and
    current liabilities .................................       535,000       (140,000)
                                                            -----------    -----------
            Net cash flows (used in)
             provided by operating ......................    (3,337,000)    (1,911,000)
                                                            -----------    -----------

Cash flows from investing activities
  Proceeds  from the  disposal of staffing business .....       500,000           --
  Proceeds from sale of property and equipment ..........          --            2,000
  Software  development costs incurred ..................      (347,000)          --
  Purchase of property and equipment ....................      (382,000)       (63,000)
  Purchase of software license ..........................      (620,000)          --
  Proceeds from notes receivable ........................          --          563,000
  Business  acquisition costs, net of cash acquired .....       (94,000)          --
                                                            -----------    -----------
           Net cash flows (used in) investing activities       (943,000)       502,000
                                                            -----------    -----------

Cash flows from financing activities
 Advances (payments) under financing agreement, net .....      (484,000)        94,000
 Payments on capital leases and debt ....................       (76,000)      (289,000)
 Net proceeds from exercise of options and warrants .....     5,884,000         51,000
 Net proceeds from issuance of preferred stock ..........          --        1,523,000
                                                            -----------    -----------
           Net cash flows provided by (used in) financing     5,324,000      1,379,000
                                                            -----------    -----------

Net increase (decrease) in cash and cash equivalents ....     1,044,000        (30,000)
Cash and cash equivalents at beginning of period ........     1,229,000         40,000
                                                            -----------    -----------

Cash and cash equivalents at end of period ..............   $ 2,273,000    $    10,000
                                                            ===========    ===========

            See notes to unaudited consolidated financial statements.

                              MEDIX RESOURCES, INC.

                 Unaudited Consolidated Statements of Cash Flows

Non-cash and  investing  and  financing  activities  for the nine  months  ended
     September 30, 2000:  Conversion of preferred  stock into common stock (Note
     6). Conversion of $400,000 note payable into 800,000 shares of common stock. Disposal of staffing business (Note 4).

     $370,000 accrued liability for the purchase of a license
     Acquisition of the assets and assumption of certain liabilities of a business from a related party (Note 5).

Non-cash and  investing  and  financing  activities  for the nine  months  ended
     September 26, 1999: Issuance of 1,295,241 shares of common stock for a $430,000 reduction in preferred redemption payable.

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

            See notes to unaudited consolidated financial statements.

                              MEDIX RESOURCES, INC.

                          Notes to Financial Statements


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The unaudited consolidated financial statements as of September 30, 2000 have been derived from audited financial statements. The unaudited consolidated financial statements contained herein should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the fiscal year ended December 31, 1999. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2000.

2.       SOFTWARE DEVELOPMENT COSTS

            The company accounts for costs incurred in the development of computer software as software research and development costs until technological feasibility has been established for the product. Costs incurred after technological feasibility has been established prior to general release to customers are capitalized and amortized over a three year period .

3.       INTANGIBLE ASSETS

          Intangible assets consist of the following:                 September 30, 2000
                                                                      ------------------

          Goodwill acquired through the Cymedix acquisition.              $ 1,900,000
          Goodwill acquired through the Automated Design
           Concepts, Inc. acquisition.  (Note 5)                              468,000
          License agreement with ZirMed.com.  (Note 8)                        708,000
                                                                          -----------
                                                                          $ 3,076,000
                                                                          ===========

4.       DISPOSITION OF STAFFING BUSINESS SEGMENT

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

         The results of operations of the Company's discontinued staffing businesses for the nine months ended September 30, 2000 and September 26, 1999 are as follows:

                              MEDIX RESOURCES, INC.

                          Notes to Financial Statements



                        September 30, 2000     September 26, 1999
                        ------------------     ------------------

Revenue ................   $ 1,128,000              $ 8,692,000
Direct costs of services       927,000                6,848,000
                           -----------              -----------
Gross margin ...........       201,000                1,844,000
                           -----------              -----------

Selling, general and
 administrative expenses       219,000                2,634,000
Interest expense .......        18,000                  214,000

Litigation settlement ..       137,000                     --
                           -----------              -----------

Net loss ...............   $  (173,000)             $(1,004,000)
                           ===========              ===========


          Also  reflected  in  the  accompanying   unaudited  balance  sheet  at
September  30,  2000  are  the  following   assets   related  to  the  Company's
discontinued staffing business which were not acquired by the purchaser

Current assets
     Accounts receivable, net of $155,000 allowance              $     51,000
     Prepaid expenses and other                                         8,000
                                                                 ------------

          Total current assets                                   $     59,000
                                                                 ============

          During the first quarter of 2000, the Company reported the following gain on the disposal of the assets of its staffing business:

Sales price                                                      $  1,000,000
Accounts receivable collection costs                                 (100,000)
                                                                 ------------
                                                                      900,000
Assets acquired
     Property and equipment                                           (85,000)
     Deposits                                                         (14,000)

Liabilities assumed
     Accounts payable                                                   3,000
     Accrued liabilities                                               19,000
                                                                 ------------

Gain on disposal of staffing business                                 823,000
Loss from operation of staffing business through
 disposal date                                                       (173,000)
                                                                 ------------

Net gain on disposal of staffing business                        $    650,000
                                                                 ============

                              MEDIX RESOURCES, INC.

                          Notes to Financial Statements

5.        ACQUISITION OF ASSETS

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

          Cash                                      $   6,000
          Accounts receivable                          27,000
          Goodwill                                    487,000
          Accounts payable                            (41,000)
          Accrued liabilities                          (5,000)
                                                    ---------

               Total purchase price                 $ 474,000
                                                    =========

           The results of operations have been reflected from the date of acquisition forward. The resulting goodwill is being amortized over 15 years.

6.       EQUITY TRANSACTIONS

         During the third quarter of 2000, 100 shares of the 1999 Series A preferred stock and 125 shares of the 1999 Series C preferred stock were converted into 400,000 and 250,000 shares of common stock, respectively.

         Additionally, the Company received proceeds of $436,000 from the exercise of stock options and warrants resulting in the issuance of 983,000 shares of common stock.

7.       STOCK OPTIONS

          In July 2000, the Company granted options to purchase 15,000 shares at an exercise price of $2.31 per share to one employee of the Company, under the Company's 1999 Stock Option Plan.

8.       LICENSING AGREEMENT

         During June, 2000, the Company signed a perpetual license agreement with a company for its source code for Web-based claims submission. As of September 30, 2000, the Company had paid $620,000 of the $720,000 licensing fee, with the remaining $100,000 to be paid during the last quarter of 2000, and will pay nominal annual royalties for the software license thereafter.

9.          LEGAL PROCEEDINGS

            See Part II-Other Information, Item 1 Legal Proceedings in this Form 10-QSB.

                              MEDIX RESOURCES, INC.

                          Notes to Financial Statements

10.        RELATED PARTY TRANSACTION

         During the nine month period ended September 30, 2000, the Company had paid approximately $254,000 to a related party for services. The president of the Company has an ownership interest in the related party.

11.      LOSS PER SHARE

         For preferred stock with convertible features that are in the money at the time of issuance, the Company has imputed a value associated with such conversion features and has recorded the value as a discount on the preferred stock. The Company amortizes the imputed discount on the preferred stock over the period from issuance of the preferred stock to the earliest period at which the preferred stock becomes convertible. The Company recorded additional dividends to preferred stockholders of approximately $314,000 and $602,000 for the three and nine months ended September 26, 1999, which represents an imputed increase to the dividend yield and not a contractual obligation on the part of the Company to pay such imputed dividends.

Loss per share applicable to common stockholders is calculated as follows:

                                                    Three Months Ended             Nine Months Ended
                                             ----------------------------    ----------------------------
                                             September 30,   September 26,   September 30,   September 26,
                                                 2000            1999            2000            1999
                                             ------------    ------------    ------------    ------------

Net loss .................................   $ (1,380,000)   $ (1,169,000)   $ (3,460,000)   $ (2,368,000)
Preferred stock dividends-stated rate ....           --            (1,000)           --            (5,000)
Preferred stock dividends-imputed discount           --          (314,000)           --          (602,000)
                                             ------------    ------------    ------------    ------------

Net loss applicable to common stockholders   $ (1,380,000)   $ (1,484,000)   $ (3,460,000)   $ (2,975,000)
                                             ============    ============    ============    ============

Basic loss per common share ..............   $      (0.03)   $      (0.06)   $      (0.09)   $      (0.13)
                                             ============    ============    ============    ============

Weighted average shares outstanding ......     44,989,209      23,026,176      39,811,424      22,324,446
                                             ============    ============    ============    ============

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

        We have reported net losses of ($4,847,000), ($5,422,000) and ($515,000)
for the years ended December 31, 1999, December 27, 1998 and December 28, 1997. At September 30, 2000, we had an accumulated deficit of ($21,468,000). We expect to continue to experience loses, in the near term, as we attempt to develop and market our Cymedix.com(R) software products. The current operation of our business and our ability to continue to develop and market our Cymedix.com(R) software products will depend upon our ability to obtain additional financing. At present, we are not

                              MEDIX RESOURCES, INC.

receiving any significant revenues from the sale of our Cymedix.com(R) software products. We are attempting to meet our current cash flow needs by raising capital in the private debt and equity markets and through the exercise of currently outstanding warrants. The development and marketing of the Cymedix.com(R) software products require substantial capital investments. There can be no assurance that additional investments or financings will be available to us as needed to support the development of Cymedix.com(R) products. Failure to obtain such capital on a timely basis could result in lost business opportunities, the sale of the Cymedix.com(R) business at a distressed price or the financial failure of our company.

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

Results of Operation

Comparison of These Three Months Ended September30, 2000 and September 26, 1999

        Total revenues for the three months ended September 30, 2000, were $104,000 compared with $0 for the three months ended September 26, 1999.
Cymedix.com(R) currently provides most of our revenues. Cymedix.com(R) first recorded revenue in November 1999 for pilot program fees.

        Research and development costs increased approximately $427,000 or 100% from $0 for the three months ended September 26, 1999, to $427,000 for the three months ended September 30, 2000.

        Selling, general, and administrative expenses increased approximately $548,000 or 114% from $480,000 for the three months ended September 26,1999, to $1,028,000 for the three months ended September 30, 2000, due primarily to the expansion nationwide of the Company's strategic sales force, and expansion of it's New York operations.

        Interest expense decreased approximately 90% from $29,000 for the three months ended September 26, 1999 to $3,000 for the three months ended September 30, 2000.

        Net loss from continuing operations increased approximately $944,000 from $480,000 for the three months ended September 26, 1999, to $1,424,000 for the three months ended September 30, 2000, due to all of the reasons discussed above.

        Results from discontinued operations changed from a loss of $660,000 for the three months ended September 26, 1999, to $0 for the three months ended September 30, 2000. This change reflects the disposal of the staffing business during February, 2000.

        Net loss increased approximately $211,000 from $1,169,000 for the three months ended September 26, 1999, to $1,380,000 for the three months ended September 30, 2000, due to the reasons discussed above.

Comparison of nine months ended September 30, 2000 and September 26, 1999

         The Company generated approximately $294,000 in revenues from operations for the nine months ended September 30, 2000, compared to approximately $0 in revenues for the nine months ended September 26, 1999.
Cymedix.com(R) currently provides most of our revenues. Cymedix.com(R) first recorded revenue in November, 1999 for pilot program fees.

         Research and development costs increased approximately $427,000 or 100% from $0 for the nine months ended September 26, 1999, to $427,000 for the nine months ended September 30, 2000.

                              MEDIX RESOURCES, INC.

         Selling, general and administrative expenses increased approximately $2,710,000 from $1,283,000 in the first nine months of 1999 to $3,993,000 in the first nine months of 2000, due primarily to expansion nationwide of the company's strategic sales force, and expansion of it's New York operations.

         Interest expense decreased approximately 71% from $78,000 in the first nine months of 1999 to $23,000 in the first nine months of 2000. The decrease is primarily due to a reduction in accrued interest on delinquent payroll taxes and a reduction in the outstanding line-of-credit balance related to the sale of the remaining staffing business.

         Loss from continuing operations increased $2,746,000 from $1,364,000 in the nine months ended September 26, 1999 to $4,110,000 in the nine months ended September 30, 2000, due primarily to an increase in selling, general and administrative expenses, at both the Cymedix.com(R) and Corporate levels.

         The Company's net loss increased $1,092,000 from $2,368,000 for the nine months ended September 26, 1999 to $3,460,000 for the nine months ended September 30, 2000. The increase is primarily due to the other factors discussed above, reduced by the gain in the sale of the remaining staffing business.

Liquidity and Capital Resources

         We have $2,273,000 in cash as of September 30, 2000 with net working capital of $1,917,000 as of September 30, 2000. During the nine months ended September 30, 2000, net cash used in operating activities was $3,337,000. During the nine months ended September 30, 2000, we raised $5,884,000 from the exercise of options and warrants.

         In February of 2000, we sold the assets of our remaining staffing businesses for $1,000,000. The purchase price was paid with $500,000 cash at closing and a $500,000 subordinated note which is payable in May 2001.

         Subsequent to September 30, 2000 and through November 1, 2000, we received approximately $140,000 from the exercise of options and warrants. As of November 1, 2000, we had outstanding 5,136,000 warrants with a total exercise price of $2,568,000, which are callable for $.01 per warrant upon thirty days written notice. Currently, we have not provided any written notice to holders that we will call these warrants. $2,568,000 could be available from the exercise of these callable warrants. However, there can be no assurance that any of these warrants will be exercised.

                              MEDIX RESOURCES, INC.

         We expect to continue to experience losses and negative cash flows from operations, in the near term, as we attempt to develop our Cymedix.com(R) software products. The current operation of our business and our ability to continue to develop our Cymedix.com(R) software products will depend upon our ability to obtain additional financing. At present, we are not receiving any significant revenues from the sale of our Cymedix.com(R) software products. We are attempting to meet our current cash flow needs by raising capital in the private debt and equity markets and through the exercise of currently outstanding warrants. The development and marketing of the Cymedix.com(R) software products require substantial capital investments. We believe that we have adequate cash on hand to fund operations for the year ended December 31, 2000. However, there can be no assurance that additional funding will be available on terms acceptable to us, or at all. If current efforts to raise additional capital are not successful, we could suffer lost business opportunities, be forced to sell the Cymedix.com(R) business at a distressed price, or face the financial failure of our company.

                              MEDIX RESOURCES, INC.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On November 12, 1999, an action was filed in California Superior Court, which has since been removed to the U. S. District Court, Central District of California, against Medix Resources, Inc. and its wholly owned subsidiary, Cymedix Lynx Corporation under the caption Leslie Wolf v. Medix Resources, Inc., Cymedix Lynx Corporation, John Yeros, Bill Lyons (CV 00-703 MMM), alleging, among other things, gender discrimination, breach of contract and wrongful termination. Plaintiff is seeking damages of $2,000,000 in commissions, plus lost wages and other benefits and stock options in an indeterminate amount. Management does not believe plaintiff's claims have any merit and intends to vigorously defend this action. Our attorneys filed a motion to dismiss the action, and on May 22, 2000, the Court ruled in favor of plaintiff on most of such motion to dismiss, however, our motion was successful against two of plaintiffs causes of action. We are now in the discovery stage of the proceeding with trial scheduled for March of 2001. Management does not expect any resolution of this matter to have a material adverse effect on our financial condition. As of November 3, 2000, a tentative settlement agreement was reached between the Company and the plaintiff. This tentative agreement is subject to the execution of various related documents and the issuance of an order dismissing the case by the Court.

         On June 1, 2000, an action was filed in the District Court of the City and County of Denver, Colorado, against Medix Resources, Inc., and its wholly-owned subsidiary, Cymedix Lynx Corporation, under the caption Michael J. Ruxin v. Cymedix Lynx Corporation, and Medix Resources, Inc. (Case No.00CV2997), alleging that a predecessor company of Cymedix Lynx Corporation had promised to issue stock options to the plaintiff but had failed to honor that promise. Plaintiff is claiming the right to receive an option to purchase 90,000 shares of Medix common stock at approximately $0.44 per share. Plaintiff seeks damages in an amount to be determined at trial, plus prejudgment interest, costs, including attorney's fees, and such further relief as the Court deems just and proper. Management does not believe that plaintiff's claims have any merit and intends to vigorously defend this action. We are now in the discovery stage of the proceeding with trial scheduled for September 10, 2001. Management does not expect any resolution of this matter to have a material adverse effect on our financial condition.

     On July 11, 2000, an action was filed in the United States District Court, Southern District of New York, against Medix Resources, Inc., under the caption Guli R. Rajani v. Medix Resources, Inc. (00CIV. 5061), alleging that the Company granted to plaintiff the right to purchase preferred stock convertible into the Company's common stock and warrants to purchase the Company's common stock in connection with the Company's private financings during 1999, and then failed to permit plaintiff to purchase shares in those financings. Plaintiff seeks damages of $12,600,000, plus interest thereon, alleging that such damages resulted from the Company's failure to let him purchase securities in the private offerings. Management believes plaintiff's claims to be frivolous and totally without merit and intends to vigorously defend this action. The Company's motion to dismiss was heard by the Court on November 1, 2000. The court ruled in favor of plaintiff on one count, and in favor of the Company on the other. However, the ruling in favor of the Company gave the plaintiff the opportunity to replead the second count. Management does not expect any resolution of this matter to have a material adverse effect on our financial condition.

                              MEDIX RESOURCES, INC.

          On September 27, 2000, an action was filed in the United States District Court, Eastern District of New York, against Medix Resources, Inc., under the caption, Yecheskel Munk and The Nais Corporation, v. Medix Resources, Inc. f/k/a International Nursing Services, Inc. (CV 00 5816), alleging that the Company had failed to properly and fully convert the Company's convertible preferred stock held by one of the Plaintiffs, and had failed to maintain the registration for public sale with the Securities and Exchange Commission of shares underlying warrants held by both Plaintiffs. Plaintiffs seek damages of approximately $2,700,000, plus interest thereon. Management intends to vigorously defend this action and does not expect any resolution of this matter to have a material adverse effect on the Company's financial condition

         From time to time, the Company is involved in claims and litigation that arise out of the normal course of business. Currently, other than as discussed above, there are no pending matters that in Management's judgment might be considered potentially material to us. Management does not believe that any of the litigation described above will have a material adverse effect on the Company.

Item 2.  Changes in Securities and Use of Proceeds

         Set forth below are the unregistered sales of securities by the Company for the quarter reported on. See Note 4 to the unaudited consolidated financial statements elsewhere herein for a description of the terms of the Units of Preferred Stock and warrants.

     Security                       Number of                                           Exemption
      Issued            Date         Shares       Consideration       Purchasers         Claimed
-------------------  ----------   -------------  ---------------    --------------   ---------------

   Common Stock         July           50,000  Conversion of      Private           Section 3(a)(9)
                                                  Preferred          Investors

   Common Stock        August        100,000   Conversion of      Private           Section 3(a)(9)
                                                  Preferred          Investors

   Common Stock       September      500,000   Conversion of      Private           Section 3(a)(9)
                                                  Preferred          Investors

   Common Stock       September      450,000        $275,000      Private           Section 4(2) &
                                               For Exercised         Investors         Regulation D
                                                  Warrants

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

b.       Reports on Form 8-K during the quarter reported on:

1)       Form 8-K, filed with the Commission on July 7, 2000, reporting in
          Item 5 a press release announcing the signing of a licensing agreement for source code with Zirmed.com.

2)       Form 8-K, filed with the Commission on August 10, 2000, reporting in
          Item 5 a press   release   announcing   the   signing  of  a  joint
          development  agreement with Parkstone Medical  Information
          Systems, Inc.

3)       Form 8-K, filed with the Commission on August 14, 2000, reporting in
          Item 5 a press release announcing the Company's second quarter financial results.

4)       Form 8-K, filed with the Commission on August 14, 2000, reporting in
          Item 5 a press release announcing the retention of KCSA Public Relations Worldwide for investor relations support.

5)       Form 8-K,  filed with the  Commission  on August 31, 2000, reporting in
          Item 5 a press release announcing the First Annual Healthcare Internet Conference on Connectivity to be co-sponsored by the Company and others.

6)       Form 8-K, filed with the Commission on September 12, 2000, reporting in
          Item 5 a press release announcing that the Company was to make a presentation at the First Security Van Kasper's annual growth stock conference.

7)       Form 8-K, filed with the Commission on October 5, 2000, reporting in
          Item 5 a press release announcing the successful completion of the first Annual Tahoe Summit on Healthcare Internet Connectivity, which was co-sponsored by the Company and Wellpoint Pharmacy Management.

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 13, 2000

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