Form 10KSB
period 2000-12-31
MEDIX RESOURCES INC
filed 2001-03-21
CIK 890784

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 For the Fiscal Year Ended December 31, 2000

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

                         305 Madison Avenue, 20th floor
                            New York, New York 10165
                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (212) 697-2509

         Securities Registered Under Section 12(b) of the Exchange Act:
                         Common Stock - $.001 Par Value.

         Securities Registered Under Section 12(g) of the Exchange Act:
                                      None

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

Registrant's revenues for its most recent fiscal year:  $326,000

The aggregate  market value of the registrant's  Common Stock held by  non-affiliates of the registrant as of March 15, 2001 was  approximately  $32,863,778  (for purposes of the foregoing  calculation  only, each of the registrant's  officers and directors is deemed to be an affiliate).

There were 48,406,664 shares of registrant's Common Stock outstanding as of March
15, 2001.

                      Documents incorporated by reference:
                                      None

Transitional Small Business Disclosure Format (Check one): Yes [  ]  No [X]

                                TABLE OF CONTENTS

PART I

ITEM 1.    DESCRIPTION OF BUSINESS
ITEM 2     DESCRIPTION OF PROPERTY
ITEM 3.    LEGAL PROCEEDINGS
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS
ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
           OF OPERATION
ITEM 7.    FINANCIAL STATEMENTS
ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
           CONTROL PERSONS; COMPLIANCE WITH SECTION
           16(A) OF THE EXCHANGE ACT
ITEM 10.   EXECUTIVE COMPENSATION
ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND AGREEMENT
ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Our Company

      Medix Resources,  Inc., a Colorado corporation  ("Medix" or the "Company"),  is an information  technology  company with its principal  executive office in New York,
New  York  and its  principal  administrative  office  near  Denver,  Colorado,  with offices in Thousand Oaks,  California,  East Brunswick,  New Jersey and near Atlanta,
Georgia.  We specialize in the development,  marketing and management of software and connectivity  solutions for clinical and business  transactions within the healthcare industry.  Through our wholly owned subsidiary,  Cymedix Lynx Corporation, a Colorado corporation  ("Cymedix"),  we have developed the Cymedix(R)suite of software  products to modernize healthcare  communication  technology.  Cymedix(R)products continue to be developed  to enable  the many  disparate  software  management  systems  within  the
healthcare  industry  to  communicate  with  one  another.   The  Cymedix(R)suite  of
products   facilitates   the   movement   of   critical   clinical,   financial   and
administrative   information  between  disparate  healthcare  software  systems,  and provides healthcare  institutions,  such as health plans, insurers, and hospitals, as well as practicing physicians,  with a set of non-invasive  technology tools that can be attached to their  existing  software  applications  and provide  Internet-enabled transaction capability between all parties.

      Implementation  of the  Cymedix  software  suite  promises to speed and improve the  efficacy of daily  interactions  between  health  caregivers  and their  staffs, other  ancillary  providers  (such as  laboratories  or pharmacy  benefit  managers), insurance  companies,  hospitals,  Integrated  Delivery  Networks  (IDNs)  and Health
Management  Organizations  (HMOs).  Recent  State  and  Federal  legislative  actions
(HIPAA  included),  as well as an industry  impetus to control costs,  have created a need for  effective  technology  solutions  designed  to unite  disparate  systems to
enable  communication.   Therefore,  we  believe  that  the  market  for  robust  and practical  healthcare  solutions is growing  rapidly,  and that  segment  growth will
continue  to  accelerate  as  the  joined  emphases  of  consumer  choice,   quality,
administrative  service  and cost  containment  ratchets  up  demand  for  ever  more efficient and user-friendly methods of delivering quality healthcare.

      Medix was  incorporated  in the State of  Colorado on April 22,  1988.  For the
next decade, the Company operated as a temporary  healthcare  staffing company,  with offices  at  various  times in  Colorado,  New  York,  Texas  and  California.  Medix
disposed of the its remaining  healthcare  staffing  operations on February 19, 2000.
In  January  1998,   the  Company   acquired   Cymedix   Corporation,   a  California
corporation,   which  was  merged  into  our  wholly  owned   healthcare   technology
subsidiary, Cymedix Lynx Corporation.

      In 1999,  we began our  transition  from a  traditional,  temporary  healthcare staffing  company to an Internet  healthcare  transaction  company.  In October 1999,
Mr. John R.  Prufeta was  appointed  Chief  Executive  Officer of our company and has since been appointed  President of Medix Resources,  Inc. and Chairman of the Cymedix
subsidiary  Board.  The  Company's  Board  of  Directors  was  strengthened  with the additions  of  Dr.  David  B.  Skinner,  President  Emeritus  of  The  New  York  and
Presbyterian  Hospital,  Mr.  Samuel H. Havens,  former  President of the  Prudential
Healthcare  Group  Operations  and Mr. John.  T. Lane, a former  senior  executive at
J.P.  Morgan & Co. In addition,  in April of 2000,  Ms. Joan Herman joined the Board.
During  the first  quarter  of 2000,  Mr.  Prufeta  recruited  the core of his senior management team.

      As of March 1,  2001,  we are in  various  stages of  testing  and  development projects  with seven  parties  using  aspects of the  Cymedix  software  in  Internet communications  among healthcare  participants or to develop  handheld  communication devices  using the  Internet.  As these  projects are in the "pilot  program"  stage, pre-deployment  stage,  or - in one case - has only recently  entered the  production stage,  they  have  not  yet  generated  significant  revenues.  If  funding  can  be obtained to continue our  operations,  these  projects  should  position us as one of the  technology  leaders in the emerging  iHealth  industry.  Five  projects  involve working  with an existing  healthcare  network to integrate  our Cymedix  system into that  network and enable  healthcare  providers,  such as doctors,  to be able to use
Cymedix for pharmacy  management,  laboratory order processing or claims  processing.
Two projects  involve  integrating  our Cymedix  Universal  Interface  into hand-held devices  to be  marketed  by  other  vendors.  See  "Forward-Looking  Statements  and
Associated Risks" under  "MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATION"
below.

      Our  principal  executive  office is located at 305 Madison  Ave.,  Suite 2033,
New York,  NY  10165,  and its  telephone  number is (212)  697-2509.  Our  principal administrative  office is at 7100 East Belleview Ave.,  Suite 301 Greenwood  Village,
CO 80111, and its telephone number is (303) 741-2045.

Recent Developments

      At the Board  Meeting held on March 13, 2001,  Medix  management  presented its plans for the raising of  short-term  capital and  reviewed  measures  being taken to conserve  and reduce cash  outflows.  The Company  continues  its ongoing  efforts to raise long-term capital.

      On March 9, 2001,  Mr.  Louis E. Hyman  joined us as a  consultant  to serve as the Company's  interim Chief Technology  Officer,  succeeding Mr. David R. Pfeil, who resigned  from that post on March 2, 2001.  Mr.  Hyman  assumes  full  responsibility over Medix software development efforts.

      Mr.  Hyman,  currently  President  and  CEO  of  Ideal  Technologies,  Inc.,  a
healthcare  integration  consulting  firm,  brings  to  Medix a  wealth  of  directly
relevant  experience  in  developing  healthcare  connectivity  solutions,   practice
management  systems,  and web-based  applications  targeted to physicians  and health insurers.  Prior to founding  Ideal  Technologies,  Mr. Hyman held senior  technology management  and executive  positions  with  CareInsite,  Inc. and LaPook Lear Systems
Inc.,  both of which have been merged into WebMD (NASD:  HLTH).  As a result of these transactions,  Mr. Hyman joined WebMD as Vice  President of  Information  Technology, where,  as a member of a strategic team  reporting to the President,  he played a key role in WebMD's  integration  efforts as well as initiatives to improve the Company's profitability.  He  graduated  Summa Cum Laude from St.  John's  University  where he earned a B.S. degree in Computer Science.

Our Industry

        The U.S. Health Care Finance  Administration  estimates that healthcare costs currently amount to  approximately  $1.4 trillion dollars annually or 14% of the U.S.
gross domestic product.  Driven by increasingly  sophisticated  clinical  technology,
an  aging  population  base  and   newly-empowered,   health   conscious   consumers,
healthcare  expenditures  are  expected  to grow to  approximately  $2.0  trillion by
2007.  Today,  the industry  conducts its business by executing  more than 30 billion
transactions  a  year  with  more  than  90%  of  those  transactions   untouched  by
integrated  automation.  Core  transactions,   such  as  enrollment  and  eligibility
verification,  referrals and  authorizations,  medical  record  keeping,  billing and claims and  script-writing/drug  interaction checks are processed through a matrix of
disjointed  and  isolated  systems,   including  paper,  fax  and  phone,  with  each
provider,  payer or supplier  using its own,  often  antiquated  information  system.
Duplication is rampant,  error  probabilities  are enormous and the waste of precious resources is glaring.

      Most  health  economists  estimate  that  20% or  more  of the  nation's  total healthcare  tab is spent on  backroom  administration.  Another 10% funds the fallout of adverse  health  events  (such as drug to drug  interactions)  that are created by clinical errors made with inaccurate  patient  information.  In effect,  more than 4%
of our  nation's  total  wealth  is being  consumed  by a  service  and  transactions environment that pleases no one and angers many.

      The  genesis of today's  reality  lies in a number of related  factors.  First, healthcare is characterized by fragmentation  with  approximately  645,000 practicing physicians,  6,200 hospitals,  16,500 nursing homes, 8,000 home health care agencies,
4,500   independent   laboratories   and   thousands   of  managed   care  and  other
organizations  of  health  care  providers--usually  local  in  focus.   Historically,
healthcare has been and remains the  quintessential  cottage  industry.  A key result is  the  deployment  of  literally  thousands  of  information  systems  that  cannot
communicate   effectively   with  one   another.   Second,   access  to   capital  by
healthcare's  various  stakeholders has been sharply different.  Typically,  insurers have had the  financial  wherewithal  to fund systems  development  while  physicians have  not.  That  tilt  in the  playing  field  has  produced  an  industry  rich  in proprietary  systems but poor in  patient-focused  care  systems.  Third,  government regulation of the industry is  splintered  across 50 states,  mixed with  substantial federal  intervention.  Finally,  healthcare is an exceedingly complex business.  The consequences  of error are literally  life-threatening.  Until  recently,  technology capable of  earning an  authentic  hand-off  from  wasteful  but  comparatively  safe administrative practices was not available.

      We believe  that the  Internet  provides  the  platform  for  catalytic  change within  the  healthcare  industry.  However,  the  factors  discussed  above  will be solved or at least  mitigated  only by providing  effective  connectivity  tools that
enable  disparate   systems  to  effectively   communicate  with  one  another.   The
connectivity  tools are the driver,  the  Internet  is the  highway.  The  Internet's open  architecture,  universal  accessibility  and  growing  acceptance  make  it  an
increasingly  critical  tool  for   business-to-business   and   business-to-consumer
interaction  and  transaction.  Internet  use is  undergoing  a  transformation  from simple  information  publishing,  messaging,  and data gathering to critical business transactions  and  confidential,  core business  communications.  In many industries, work is in  progress  to  harness  the  Internet's  power  to  interleave  previously disconnected  business  processes and allow companies to automate  workflows,  reduce distribution  and  administrative  costs and leverage their market reach.  We believe that the  healthcare  industry,  because of its size,  fragmentation,  complexity and extreme  dependence on accurate,  timely information  exchange,  is particularly well suited to benefit  from the  connectivity  and data  integration  solutions  offered, leveraging effective connectivity tools through the Internet.

      We believe that today's  emerging  iHealth  marketplace can be sized at $300 to
$350  billion.  At present,  iHealth  companies  have captured a mere fraction of the potential traffic.  News reports aside, it is estimated that few physicians  actively employ  online  connectivity  solutions to  compliment  or replace  current  workflow processes.  Our  challenge  is to  position  our  Company  to take  advantage  of the opportunities  offered and bring  authentic value to all of the  stakeholders  within healthcare. Our belief is that our Cymedix(R)product meets this challenge

Our Products and Technology

      Our   business   focuses  on  creating   solutions   that  move   clinical  and
administrative  information  and  transactions  from one facility or  institution  to another.  Our  technology,  Cymedix(R),  is a suite  of  software  systems,  networking
technologies   and   data   integration   tools.   Collectively,    they   create   a
communications   vehicle  that  establishes  an  electronic  link  between  the  many disparate office management  software systems that exist in the healthcare  industry.
Cymedix(R)will connect existing  physician office practice  hardware and software to a
private   network  and  permits  the  secure   exchange  of  on-line   clinical   and
administrative  information with insurers and service  providers  (pharmacies,  labs, hospitals, other physicians) using the Internet as a communications backbone.

      Currently,  we are offering our  solutions  on a Web-based  ASP platform  using secure socket layer and other encryption  technologies  that ensure the protection of confidential  patient  information while reducing the need for physician practices to manage on-site hardware and software systems.  Our Cymedix Universal  Interface (CUI)
effectively  overcomes the problem of establishing a  communications  network between the many varieties of closed systems  commonly in use within physician  offices.  Our
CUI  technology   permits  the  Cymedix  product  to  efficiently  and  inexpensively integrate  with  virtually  any  practice  management  system,  without  the  need to develop expensive and time-consuming  code-based interfaces.  This capability enables the  physician's  staff to utilize  the  Cymedix  product  without  discarding  their legacy practice management system or have to re-key critical patient data.

     We  have  developed  and  are  in  the  process of  developing several practical applications for the Cymedix family of products, including:

o  Insurance eligibility and authorization
o  Laboratory and radiology orders and results
o  Pharmacy benefit management
o  Referrals and referral authorizations
o  Claims processing

      In  addition  to the direct  marketing  of our  Cymedix  product to  healthcare providers  and  payors,  we are  collaborating  with  other  vendors in order to gain
broader   distribution   and  to  offer   physicians   a  choice   of   complementary
technologies.  This  includes  contracting  to  integrate  the CUI in other  vendor's products,  such has hand-held  communications  devices.  We are firm  believers  that collaboration  between  software  vendors is essential to gaining maximum  acceptance within the physician community.

      Once we sign an  agreement,  we move into a  development  phase  that  includes establishing  the  interface  connection  to the sponsor,  tailoring the front-end to the  sponsor's  requirements,  and  incorporating  any  payor-specific  rules  on our servers.  Generally,  this  should  take  approximately  90  days,  but  it is  often subject to delays by the  sponsor  for  reasons  internal  to the  sponsor.  The next phase is to deploy to testing  physicians  and to  monitor  their  activity  with the product.  This pilot  stage will  usually  take at least  another 90 days and,  as we have seen with our first  three  pilots,  can be  extended  indefinitely  for reasons beyond our  control.  Once we have  reached  certain  milestones,  we move out of the pilot  phase and into  production.  At this  point,  we begin to collect  transaction fees.  We have  not yet  reached  this  final  stage  in any  project.  As we and the industry moves forward,  we expect the initial  technology  phase to shrink,  and the pilot phase to disappear  entirely.  In fact, in several of our discussions  with new sales prospects, the plan is to eliminate the pilot phase altogether.

Our Strategy and Business Model

      General.  Our  market  strategy  has  several  components  for the  near  term.
First,  we believe  that  there is  significant  and  substantial  value in  offering products that compliment today's commonly available  technology  infrastructure.  For
Medix,  that means bringing to market the  connectivity  and software  solutions that fit with the  realities of their users.  As noted  earlier,  most  physicians  do not dwell in the world of wide  bandwidth.  We  believe  that the  initial  steps  toward migrating and  integrating  the disparate  entities of healthcare will happen through the humble dial-up connection. Our product suite, Cymedix, accomplishes that goal.

      Second,  we believe that the  functionality  provided by the  Cymedix(R)product suite,  in  tandem  with  our CUI  gives  us a  distinct  competitive  advantage.  By providing  users with the means to continue to use their existing  systems while also accessing  our  non-invasive  technology,  we have  recognized  and honored the prior investment made in those legacy systems.  More importantly,  that approach recognizes that, as in medicine,  our first duty is to do no harm. Our product suite,  Cymedix(R), does not put at risk any of the assumed "safe" features of today's processes.

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

      Our  business  model is a  per-click,  transaction  fee model paid for by large institutional  sponsors to enable their  connectivity  and  information  sharing with physician  offices.  The model is designed to allow physician  offices to "free-ride"
on the private  networks  financed by the  sponsoring  institution.  We believe  that this  approach  will offer  favorable  returns  to  sponsoring  institutions  through aggregate  administrative  cost  savings  while also  enabling  physician  offices to reduce  paperwork  and cost with no front-end  investment.  Longer term, as the value proposition for physicians  becomes better  defined,  physicians may elect to pay for an expanded suite of services.

      We  believe  that our model will  position  our  Company  to earn  substantial,
recurring   revenue  streams  at  margins  that  are  attractive  to  our  investors.
Moreover,  once critical  density is reached,  we expect that continued growth in our core product line,  Cymedix(R),  can be supported without  substantial  reinvestment in added support/fulfillment infrastructure, leveraging our margins for the future.

      Medix plans to secure long term recurring  revenue  streams via the creation of contractual  relationships  with large sponsors  (HMOs,  PBMs,  Labs) and physicians.
With  the  exception  of  claims,  in  keeping  with a model  established  by  claims clearinghouses,  our business plan calls for transaction  fees that are paid by large sponsor  organizations.  Claims  transactions will be paid for by both physicians and large sponsors.

      Broadly cast, our business model follows the following regimen:

o    A connection between sponsor organizations and physicians is established by
     Medix.

o    Using the CUI and our  transaction  applications,  physicians  and practice administrators  drive transactions via their practice  management  systems, handheld or wireless  devices,  or through a direct Internet  connection to
     Medix servers.

o    Transaction  revenues are paid for by sponsor  organizations and physicians
     (claims only).

      Our  Regional  Strategy.  Given  adequate  long  term  financing,  we intend to
initially  focus  our  resources  on  deploying  Cymedix.com   applications  in  five
markets.  They are Northern California,  Southern  California,  New York Metropolitan
Area,  Chicago,  and Atlanta.  We believe that contracting with large  communities of physicians  and sponsor  organizations  within highly defined  geographies  creates a
highly  desired  financial  and  operating   scenario  for  Medix.  Our  strategy  is
centered in focusing the full  capacity of our  deployment  capability  within highly defined  geographies  yielding business  relationships  with a plurality of available physician and sponsor organizations.

      The building blocks of our regional strategy are as follows:

     o Contract with local and national sponsors located within the market.

o    Deploy the CUI and transaction software with physicians.

      Software  Licensing  through Third  Parties.  We believe the regional  strategy is a  logical  path  for  Medix to  compete  and  succeed  in the  iHealth  business.
However,  the Company believes that our software,  particularly  the CUI,  provides a valuable  opportunity  to partner  with the  growing  handheld  and  wireless  device industry.  Partnering with selected  handheld and wireless firms  represents a viable
strategy  to  build  a  revenue  base  that   leverages   the   national   deployment
capabilities  being  constructed by these partners.  The handheld and wireless device
industry  provides   physicians  with  the  ability  to  move  certain  clinical  and financial  information at the point of care using commonly  available devices such as
Palm(R)Pilots  or  pagers.  Currently,  we have two  projects  with  hand-held  firms whereby  Medix  will  supply  the CUI on a  license  fee  arrangement.  The CUI  will facilitate  the  movement  of  data  between  the  handheld/wireless  device  and the physicians' practice management software.

      See  "Forward-Looking  Statements  and  Associated  Risks" under  "MANAGEMENT'S
DISCUSSION AND ANALYSIS OR PLAN OF OPERATION" below.

Our Marketing and Sales Approach

      The Company  intends to pursue a focused but  multi-dimensional  marketing  and sales strategy over the next several years. Specifically:
o  We will  concentrate  our energies on selected,  geographical  target markets that provide an ample  population  base and offer us the  opportunity  to  penetrate  a major market share of physician desktops.
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

      Outside  contractors  were retained to develop  marketing and sales  literature for the Cymedix  software.  Promotional  material  relating  to the  various  Cymedix
applications   is  deployed  at  national  trade  shows  and  in  direct  mailing  to healthcare providers affiliated with our customers.

Competition

      Medical  Information  Software.  Competition  can be  expected  to emerge  from established  healthcare  information  vendors and established or new Internet related vendors.  The  most  likely  competitors  are  companies  with a  focus  on  clinical information  systems and enterprises with an Internet commerce or electronic  network focus.  Many of these  competitors will have access to substantially  greater amounts of  capital  resources  than we have  access  to,  for the  financing  of  technical,
manufacturing  and  marketing  efforts.   Frequently,  these  competitors  will  have
affiliations  with major medical product companies or software  developers,  who will assist in the  financing of such  competitors  product  development.  We will seek to raise capital to develop  Cymedix  products in a timely manner,  however,  so long as our  operations  remain  underfunded,  as they now are,  we will be at a  competitive disadvantage.

      Software  Development  Personnel.   The  success  of  the  development  of  our
Cymedix  software is  dependent to a  significant  degree on our key  management  and technical  personnel.  We believe  that our success will also depend upon our ability to attract,  motivate and retain highly  skilled,  managerial,  sales and  marketing, and  technical  personnel,  including  software  programmers  and systems  architects
skilled  in  the  computer   languages  in  which  our  Cymedix   products   operate.
Competition  for such personnel in the software and information  services  industries is  intense.  The  loss  of key  personnel,  or  the  inability  to  hire  or  retain qualified  personnel,  could  have  a  material  adverse  effect  on our  results  of operations, financial condition or business.

Patents, Trademarks and Copyrights

      US Patent No  5,995,939  was issued on November  30,  1999 to our  wholly-owned subsidiary,  Cymedix  Lynx  Corporation.  The  patent  covers its  automated  service request and fulfillment  system.  The subsidiary  decided not to proceed with foreign patent  applications  on the system,  and allowed a related  filing  under the Patent
Cooperation  Treaty to expire. A divisional U.S. patent  application,  including five claims  directed  to the  method by which the system  operates  through  the  Cymedix
Universal  Interface,  was  filed by the  subsidiary  on  October  1,  1999.  A first
Office Action was received from the U.S.  Patent and  Trademark  Office  ("USPTO") in
August of 2000,  in which each of the  application's  claims were rejected over prior art. A response  which  successfully  overcame the  rejections  was filed in November of 2000.  However,  a second  Office  Action was received in December of 2000,  which rejects the  application's  claims over different  prior art. A second  response will be  prepared on behalf of Medix and Cymedix  and timely  filed which  counters  these objections.  Accordingly,  at this  point  it is not  clear  what  the  scope  of any patent issuing on the divisional application will be.

      The USPTO issued to Cymedix U.S.  Trademark  Registration No.2, 269,377 for the
mark CYMEDIX in  connection  with  "computer  software  for data base and  electronic record  management  in the  healthcare  field" on August  10,  1999,  U.S.  Trademark
Registration  No.  2,316,240 for the mark LYNX in connection with "computer  software to provide secure  communication on a global  communication  information  network" on
February  8,  2000,  and  U.S.  Trademark  Registration  No.  2,409,248  for the mark
CYMEDIX.COM  in  connection  with  "computer  software for  database  and  electronic record management in the healthcare field" on November 28, 2000.

      Cymedix has obtained  seven  copyright  registrations  for two versions of each of three modular software  components of the Cymedix suite of products,  as well as a technical  evaluation  document that  describes the software  products.  No assurance can be given that any of our  software  products  will receive  additional  patent or other intellectual property protection.

      Cymedix has assigned the above patent and copyrights registrations to Medix.

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

      From time to time, we may be involved in  intellectual  property  disputes.  We have not been notified that any of our products  infringe the  proprietary  rights of other  parties.  However,  in the future,  others may claim  infringement  against us with  respect to current or future  products.  We expect  that  providers  of iHealth solutions  will  increasingly  be  subject  to  infringement  claims as the number of products and  competitors in our industry grows and  traditional  suppliers of health care data and transaction  solutions begin to offer Internet-based  products.  If our proprietary  technology is subjected to  infringement  claims,  we may have to expend substantial  amounts to defend  ourselves,  if we lose, pay damages or seek a license from third  parties,  which  could delay sales of our  products.  If our  proprietary technology  is  infringed  upon,  we  may  have  to  expend  substantial  amounts  to prosecute the infringing  parties,  and we may experience losses if we cannot support our claim of infringement.

Government Regulation

      HIPAA  and   Standardized   Transactions.   On  August  22,  1996,  the  Health
Insurance  Portability and Accountability  Act of 1996 (HIPAA),  was signed into law.
This  legislation  requires the Secretary of Health and Human  Services  ("HHS"),  to
adopt   national   standards  for  some  types  of  electronic   health   information
transactions  and the data elements used in those  transactions,  adopt  standards to ensure the  integrity  and  confidentiality  of health  information,  and establish a
schedule  for  the   implementing   national  health  data  privacy   legislation  or
regulations.  Final  regulations on  standardizing  of the  interchange of electronic data for specific  administrative  and financial  transactions were adopted in August
of  2000  and  will  become   effective  for  most   healthcare   plans,   healthcare
clearinghouses  and  healthcare  providers in October of 2002.  Final  regulations on privacy  matters  were  adopted by HHS in December of 2000 and were to have gone into effect, by their terms, in February of 2003.  However,  the Bush  Administration  has
extended the date on which these  regulations  become  final to April 14,  2001,  and requested  further  comments that could lead to extension of the  effective  date and significant  changes in the adopted  final  regulations.  It is expected that the new
Administration  will try to change the adopted final  regulations.  Proposed security regulations  have not yet been finalized,  and regulations on unique  identifiers and standards  for  claims  attachments  and  transferring  standard  data have yet to be proposed.

      As the  effective  date of the  HIPAA  regulations  approach,  they will have a major impact on us as well as every other  participant  in the  healthcare  industry.
Significant  resources  will  be  required  to  implement  these  regulations.  Major retooling  of  medical  information  technology  will  be  required  to  install  the required  standardized codes and procedures.  Transaction  standards,  code sets, and identifiers  will need to be installed on medical  participants'  networks and office
computers.   Security  and  privacy   regulations  will  be  the  most  difficult  to
implement  and  maintain  because  they are  broad in  scope,  less  definitive,  and require  ongoing  vigilance to assure  compliance.  Estimate costs of  implementation vary  widely  but will be in the  billion  of  dollars.  The  Clinton  Administration estimated  that the ten-year  costs for  implementing  the final privacy  regulations alone  would  be  $17.6  billion.  Failure  to  comply  could  put  us or  any  other healthcare participant out of business.

      We are designing our Cymedix  software  product  offerings to comply with HIPAA regulations.  However,  until all such regulations  become final,  they could change, which  could  require us to expend  additional  resources  to comply with the revised standards.  In addition,  given their novelty,  breadth in scope,  and uncertainty as
to  interpretation,   implementation   will  be  uncertain  and  the  possibility  of
inadvertently  failing to meet these  standards is high.  Such  failure  could result in fines and penalties being accessed against us or force us out of business.

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

      Confidentiality  and Security.  While HIPAA  regulations,  as discussed  above, are expected to generally  govern in this area,  regulation by various state agencies may also still apply to  confidentiality  of patient  records  and the  circumstances under  which such  records may be  released  for  inclusion  in our  databases.  Such regulations  govern both the disclosure and the use of  confidential  patient medical records.  Such regulation  could require holders of such  information,  including us, to implement  costly  security  measures,  or may materially  restrict the ability of
health  care  providers  to  submit   information  from  patient  records  using  our
applications.  We utilize an  architecture  that  incorporates  encrypted  messaging, firewalls and other  security  schemes to assure  customers of a compliant and secure computing  environment.  However,  no security  procedure  is  failsafe,  and we will always be subject to a  potential  breach of  security  by whither  determined  human effort or  inadvertent  human  error.  If we were found  liable for any such  breach, such  finding  could  have a  material  adverse  affect  on our  business,  financial condition and results of operations.

       False  Claims  Act.  Under the federal  False  Claims  Act,  liability  may be imposed  on any  individual  or entity  who  knowingly  submits  or  participates  in submitting  claims  for  payment  to  the  federal  government  which  are  false  or fraudulent,  or which contain false or misleading information.  Liability may also be imposed on any  individual  or entity  who  knowingly  make or use a false  record or statement to avoid an  obligation to pay the federal  government.  Certain state laws impose  similar  liability.  Claims under the federal False Claims Act may be brought by the federal  government  or private  whistleblowers.  If we are found liable for a violation  of the federal  False  Claims Act,  or any similar  state law,  due to our processing of claims for Medicaid and Medicare,  it may result in  substantial  civil and  criminal  penalties.  In  addition,  we  could  be  prohibited  from  processing
Medicaid or Medicare claims for payment.

      Government  Investigations.  There is  increasing  scrutiny by law  enforcement authorities,  the U.S.  Department of Health and Human  Services  Office of Inspector
General,  the courts and Congress of  agreements  between  healthcare  providers  and suppliers or other  contractors,  which have a potential to increase  utilization  of government  health care  resources.  In  particular,  scrutiny has been placed on the coding of claims for payment,  incentive  programs that increase use of a product and contracted  billing  arrangements.  Investigators  have demonstrated a willingness to look beyond the  formalities  of business  arrangements  to determine the  underlying purposes of payments between health care  participants.  Although,  to our knowledge, neither we nor any of our  customers is the subject of any  investigation,  we cannot tell whether we or our customers  will be the target of  governmental  investigations in the future.

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

Employees

      As of March 1, 2001,  we had 48  full-time  and 5  part-time  employees.  28 of these  employees  are  involved  in software  programming  and support of the Cymedix network,  12 are involved in the  marketing  and  deployment  of product,  and 13 are involved in our  administrative and financial  operations.  None of our employees are represented  by a labor union,  and we have never  experienced  a work  stoppage.  We believe our  relationship  with our  employees  to be good.  However,  our ability to achieve  our  financial  and  operational  objectives  depends in large part upon our continuing  ability to  attract,  integrate,  retain and  motivate  highly  qualified sales,  technical and  managerial  personnel,  and upon the continued  service of our senior  management and key sales and technical  personnel.  See  "Executive  Officers
Compensation - Employment  Agreements."  Competition for such qualified  personnel in our industry and the geographical  locations of our offices is intense,  particularly in software development and technical personnel.

ITEM 2.    DESCRIPTION OF PROPERTY

      Our principal  executive  office is located at 305 Madison Ave.,  Suite 2033, New
York, NY 10167. Our principal  administrative  office is located at 7100 East Belleview
Ave.,  Suite 301,  Greenwood  Village,  CO 80111.  As of March 15, 2001,  we have three other officers in California, Georgia and New Jersey.

                                    Square    Expiration      2000
                                    Footage      Date         Rent
                                    -------  ----------    ---------
New York, New York ...........       2,775     10-31-01     $37,000
Greenwood Village, Colorado(1)       5,236     7-31-03      $98,000
Thousand Oaks, California ....       3,223     11-30-01     $53,000
Marietta, Georgia ............       1,013     2-28-02      $13,000
East Brunswick, New Jersey(2)        7,888     4-30-03      $71,000
                                     1,400     2-28-02      $12,000

                       Totals:       9,859                 $284,000
-----

(1)       In  connection  with the sale of our  remaining  staffing  business in
          2000, we subleased  2,735 square feet of this space to the  purchaser, who will pay  $50,000 in rent  annually  for such space.  However,  we remain  jointly  liable for rental  payments on such  subleased  space until the end of the lease indicated above.

(2)       We lease two offices in East  Brunswick.  The smaller space was leased by us from  David  R.  Pfeil  and  his  wife in  connection  with  our acquisition of a business  operation from him in March of 2000. We pay them $1,000 monthly, to lease such space.

      We believe these  facilities  will be suitable for our needs for the  foreseeable future.  We have  insured  all of our  properties  at the levels  required  to meet our lease  obligations.  We believe that these levels are  reasonable  measures of adequate levels of insurance.

ITEM 3.    LEGAL PROCEEDINGS

      On November 12, 1999, an action was filed in California  Superior Court,  which was later  removed to the U. S.  District  Court,  Central  District  of  California,
against  Medix  Resources,  Inc.  and  its  wholly  owned  subsidiary,  Cymedix  Lynx
Corporation  under the caption Leslie Wolf v. Medix  Resources,  Inc.,  Cymedix Lynx
Corporation,  John Yeros, Bill Lyons (CV 00-703 MMM),  alleging,  among other things, gender  discrimination,  breach of contract and wrongful termination.  On November 3,
2000, a settlement  was reached among the parties,  and an order  dismissing the case has been  entered by the Court.  In  settling  the case,  the  Company  paid Ms. Wolf
$66,000 and  reinstated  options  previously  granted to her covering  50,000  shares with an exercise price of  $0.25.

      On June 1,  2000,  an action  was filed in the  District  Court of the City and
County of Denver,  Colorado,  against Medix  Resources,  Inc.,  and its  wholly-owned subsidiary,  Cymedix Lynx Corporation, under the caption Michael J. Ruxin v. Cymedix
Lynx  Corporation,  and Medix  Resources,  Inc. (Case  No.00CV2997),  alleging that a predecessor  company of Cymedix Lynx  Corporation had promised to issue stock options to the  plaintiff  but had failed to honor that  promise.  Plaintiff  is claiming the right to  receive  an option to  purchase  90,000  shares  of Medix  common  stock at
approximately  $0.44  per  share.   Plaintiff  seeks  damages  in  an  amount  to  be
determined at trial, plus prejudgment  interest,  costs,  including  attorney's fees, and such further  relief as the Court deems just and proper.  Mr.  Ruxin's  attorneys have  informed  us that his  claim  for  damages  is  estimated  to be  approximately
$815,000  based on his  theory  that he would  have sold his  shares  right  when the price of the Common  Stock was at its  highest in early  2000.  Management  has found no evidence in the records of the acquired company that  plaintiff's  claims have any merit and intends to  vigorously  defend  this  action.  We are now in the  discovery stage of the  proceeding  with trial  scheduled for  September  10, 2001.  Management does not expect any  resolution of this matter to have a material  adverse  effect on our financial condition.

    On July 11,  2000,  an action  was filed in the  United  States  District  Court,
Southern  District of New York,  against  Medix  Resources,  Inc.,  under the caption
Guli R. Rajani v. Medix Resources,  Inc. (00CIV.  5061),  alleging that we granted to plaintiff  the right to  purchase  preferred  stock  convertible  into the  Company's common stock and warrants to purchase the Company's  common stock in connection  with the Company's  private  financings  during 1999, and then failed to permit  plaintiff to  exercise  that right.  Plaintiff  seeks  damages of  $12,600,000,  plus  interest thereon,  alleging  that such damages  resulted  from our failure to let him purchase securities  in the private  offerings  and then sell the shares of Common  Stock when the price of the Common Stock was at its highest in early 2000.  Management  believes plaintiff's  claims to be totally  without  merit and  intends to  vigorously  defend this action.  The  Company's  motion to dismiss was heard by the Court on November 1,
2000.  The  court  ruled in  favor of  plaintiff  on one  count,  and in favor of the
Company  on the  other.  However,  the  ruling  in  favor  of the  Company  gave  the plaintiff  the  opportunity  to replead the second  count,  which the  plaintiff  has since done. We have answered the complaint  denying the  substantive  allegations and asserted  defenses and a counterclaim  in an as yet unspecified  amount.  The parties have  commenced  pretrial  discovery,  and  the  trial  is  expected  in May  2001 or thereafter.  Management  does not  expect  any  resolution  of this  matter to have a material adverse effect on our financial condition.

       On  September  27,  2000,  an action was filed in the United  States  District
Court,  Eastern  District  of New York,  against  Medix  Resources,  Inc.,  under the caption,  Yecheskel Munk and The Nais  Corporation,  v. Medix Resources,  Inc. f/k/a
International  Nursing  Services,  Inc. (CV 00 5816),  alleging that we had failed to properly and fully convert the Company's  convertible  preferred stock held by one of the  Plaintiffs,  and had failed to maintain  the  registration  for public sale with the Securities  and Exchange  Commission of shares  underlying  warrants held by both
Plaintiffs.  Plaintiffs  seek  damages of  approximately  $2,700,000,  plus  interest thereon.  No  pretrial  discovery  has yet  been  taken  by the  parties.  Management intends to vigorously  defend this action and does not expect any  resolution of this matter to have a material adverse effect on the Company's financial condition

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The following  matters were submitted to our  shareholders at the 2000 Annual Meeting of Shareholders held on July 26, 2000:

Proposal #1        Election of Directors
                                                 For               Withheld
                        John T. Lane         35,305,997            174,585
                      David B. Skinner       35,305,777            174,805
                       Joan E. Herman        35,305,997            174,585
                       David R. Pfeil        32,642,663           2,837,919
                      Samuel H. Havens       35,305,997            174,585

Proposal #2        Approval of the Company's 1999 Stock Option Plan, authorizing the grant of options covering up to 10 million shares of  the
                   Company's common stock.

                       For           Against        Abstained       Not Voted
                   13,095,720       1,124,341        366,416       20,894,105

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

      On April 6,  2000,  our  common  stock  was  listed  and began  trading  on The
American  Stock  Exchange  under the symbol "MXR." Prior to that our common stock was traded on the OTC  Bulletin  Board  under the  symbol  "MDIX."  The  following  table shows high and low bid price  information  for each  quarter in the last two calendar years as  reported  by Prophet  Information  Services,  Inc.,  a  provider  of online
historical  stock  price  data  for  all  major  U.  S.  securities   markets.   Such
quotations  reflect  inter-dealer  prices,  without  retail  mark-ups,  markdowns  or commissions,  and may not necessarily  represent  actual  transactions.  On March 15,
2001, the last sales price was reported to be $0.69.

                         Common Stock Bid Price
                           -----------------
                             High      Low
                           --------  -------
1999
        First Quarter      $    .55  $   .07
        Second Quarter          .80      .34
        Third Quarter           .62      .23
        Fourth Quarter     $   3.75      .30
2000
        First Quarter      $   9.50  $   1.88
        Second Quarter         4.88      1.69
        Third Quarter          3.63      1.06
        Fourth Quarter         2.38       .75

      There  were  approximately  375  holders  of record  (and  approximately  4,000 beneficial  owners) of our common  stock as of March 15,  2001.  The number of record holders includes shareholders who may hold stock for the benefit of others.

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

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

      We are an information  technology  company  headquartered in Denver,  Colorado, with offices in Thousand Oaks,  California,  East Brunswick,  New Jersey and New York
City.  We  specialize in the  development,  marketing and  management of software and connectivity  solutions for clinical and business  transactions within the healthcare industry.  Through our wholly owned subsidiary,  Cymedix Lynx Corporation, a Colorado
corporation,   we  have  developed   Cymedix,   a  unique  healthcare   communication
technology product. Created by a team of healthcare  professionals,  Cymedix provides instantaneous access to patient clinical,  financial and administrative  information.
Its software also supplies healthcare  institutions,  such as health plans,  insurers and  hospitals,  as  well  as  practicing  physicians  with  a  set  of  non-invasive technology  tools that can be attached to their existing  software  applications  and provide Internet-enabled transaction capability between all parties.

      Implementation  of the  Cymedix  software  suite  promises to speed and improve the  efficacy of daily  interactions  between  health  caregivers  and their  staffs, other ancillary  providers  (such as labs or pharmacy  benefit  managers),  insurance companies,  hospitals,  Integrated  Delivery  Networks  (IDNs) and Health  Management
Organizations   (HMOs).   We  believe  that  the  market  for  robust  and  practical healthcare  solutions is growing  rapidly,  and that segment  growth will continue to accelerate  as the  joined  emphases  of  consumer  choice,  quality,  administrative service  and cost  containment  ratchets  up  demand  for  ever  more  efficient  and user-friendly methods of delivering quality healthcare.

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

      We have reported net losses of  ($5,415,000),  ($4,847,000),  and  ($5,422,000)
for the years ended  December  31, 2000,  December  31, 1999,  and December 27, 1998,
respectively.   At   December   31,   2000,   we  had  an   accumulated   deficit  of
($23,423,000).  These  factors  and other  concerns  have caused our  accountants  to include a "going  concern"  exception in their report in connection  with their audit of our financial statements for the year ended December 31, 2000.

      We expect to continue to  experience  losses,  in the near term, as the Company
remains  in  the   pre-deployment   stage  with  respect  to  our  Cymedix(R)software
products.  The  current  operation  of our  business  and our  ability to continue to develop  and market our  Cymedix  software  products  will depend upon our ability to obtain  additional  financing.  As the Company's  projects are in the "pilot program"
stage, or - in one case - has only recently entered the production  stage,  they have not yet  generated  significant  revenues.  We are  addressing  our current cash flow needs  through  ongoing  efforts  to raise  capital  in the  private  debt and equity markets and through the exercise of currently  outstanding  warrants.  The  continued
development,   deployment,  and  marketing  of  the  Cymedix  software  products  has required  substantial  capital investment to date and will require additional capital to  sustain  the  Company  through  the near  term.  There can be no  assurance  that additional  investments  or  financings  will be available to us as needed to support the  development  of Cymedix  products.  Failure to obtain  such  capital on a timely basis could result in lost business  opportunities,  the sale of the Cymedix business at a distressed price or the financial failure of our company.

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

      Our products are still in the  development  stage and have not yet proven their effectiveness or their  marketability.  As a developer of software products,  we will be  required  to  anticipate  and  adapt  to  evolving  industry  standards  and  new technological  developments.  The market for our software  products is  characterized by  continued  and  rapid  technological  advances  in  both  hardware  and  software development,  requiring  ongoing  expenditures  for  research  and  development,  and timely  introduction  of new  products and  enhancements  to existing  products.  The establishment  of  standards  is largely a function  of user  acceptance.  Therefore, such  standards  are subject to change.  Our future  success,  if any, will depend in part upon our  ability to  enhance  existing  products,  to  respond  effectively  to technology  changes,  and to  introduce  new products  and  technologies  to meet the evolving  needs of its clients in the  healthcare  information  systems  market.  The introduction  of  software  products  in that  market  has been slow due to the large number of small  practitioners  who are  resident to change and the costs  associated with  change,  particularly  in a period of rising  pressure  to reduce  costs in the market.  We are currently  devoting  significant  resources toward the development of products.  There  can  be  no  assurance  that  we  will  successfully  complete  the development  of these  products  in a timely  fashion  or that our  current or future products  will  satisfy  the  needs of the  healthcare  information  systems  market.
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

      We  have  been  granted  certain  patent  rights,   trademarks  and  copyrights
relating to its software business.  However,  patent and intellectual  property legal issues  for  software  programs,  such  as the  Cymedix  products,  are  complex  and currently  evolving.  Since patent  applications are secret until patents are issued, in the United States,  or published,  in other  countries,  we cannot be sure that we are first to file any patent  application.  In  addition,  there can be no  assurance that  competitors,  many of which have far  greater  resources  than we do,  will not apply for and  obtain  patents  that will  interfere  with our  ability to develop or market product ideas that we have  originated.  Further,  the laws of certain foreign countries do not provide the  protection  to  intellectual  property that is provided in the United  States,  and may limit our  ability to market our  products  overseas.
We cannot give any  assurance  that the scope of the rights we have are broad  enough to fully protect our Cymedix software from infringement.

      Litigation  or  regulatory   proceedings   may  be  necessary  to  protect  our
intellectual  property  rights,  such  as the  scope  of our  patent.  In  fact,  the computer  software  industry in general is characterized  by substantial  litigation.
Such  litigation  and  regulatory  proceedings  are  very  expensive  and  could be a significant  drain on our resources and divert  resources  from product  development.
There is no  assurance  that we will  have the  financial  resources  to  defend  our patent  rights  or  other  intellectual  property  from  infringement  or  claims  of invalidity.

      We also rely upon  unpatented  proprietary  technology  and no assurance can be
given  that  others  will  not   independently   develop   substantially   equivalent
proprietary  information  and  techniques or otherwise gain access to or disclose our proprietary  technology  or that  we can  meaningfully  protect  our  rights  in such unpatented  proprietary  technology.  We will use our best  efforts to  protect  such information  and  techniques,  however,  no assurance  can be given that such efforts will be  successful.  The failure to protect our  intellectual  property  could cause us to lose  substantial  revenues and to fail to reach our financial  potential  over the long term.

      The  healthcare  and medical  services  industry  in the United  States is in a period of rapid change and  uncertainty.  Governmental  programs have been  proposed, and  some  adopted,  from  time to  time,  to  reform  various  aspects  of the  U.S.
healthcare  delivery  system.  Some of these programs  contain  proposals to increase government  involvement  in  healthcare,  lower  reimbursement  rates  and  otherwise change the  operating  environment  for our  customers.  Particularly,  HIPAA and the regulations  that  are  being  promulgated  thereunder  are  causing  the  healthcare industry  to  change  its  procedures  and  incur  substantial  cost in doing  so. We cannot  predict with any certainty what impact,  if any, these and future  healthcare reforms  might  have  on our  software  business.  See  "DESCRIPTION  OF  BUSINESS  -
Governmental Regulation."

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

Results of Operation

Comparison of years ended December 31, 2000 and December 31, 1999

       Total  revenues  increased  approximately  $302,000  from  $24,000  in 1999 to
$326,000 in 2000.  The increase is due to Cymedix  pilot  program fees billed  during
2000, and ADC revenue from the date of acquisition  (March 8, 2000) through  December
31, 2000.

       Direct  costs of  services  increased  approximately  $178,000  from $2,000 in
1999 to  $180,000  in  2000.  The  increase  is due to  amortization  of  capitalized software  development costs related to Cymedix,  as well as costs associated with ADC revenue, from the period March 8, 2000 through December 31, 2000.

       Software  research and  development  costs  increased  approximately  15% from
$596,000 in 1999 to $685,000  in 2000,  as a result of costs  incurred in the ongoing development of the Cymedix product line.

       Selling,  general and  administrative  expenses  increased  approximately  57%
from  $3,777,000 in 1999 to  $5,925,000 in 2000.  The increase is due primarily to an increase in executive  management and operational  salaries and benefits,  as well as consulting  fees related to employee  recruitment  and placement,  and accounting and advisory services.

       Net loss from operations  increased  approximately  $2,113,000 from $4,351,000 in 1999 to  $6,464,000  in 2000.  This  increase is primarily due to the increases in selling, general and administrative expenses described above.

       Other  income  increased  approximately  $156,000  from  1999  to  2000.  This increase  reflects  interest  income on excess cash received and invested  during the year from the exercise of options and warrants.

       Interest expense  decreased 79%, or  approximately  $161,000 from 1999 to 2000 due to interest  that was paid and imputed on a  convertible  promissory  note during
1999.

       Net loss from continuing  operations increased  approximately  $1,796,000 from
$4,548,000 in 1999 to $6,344,000 in 2000 due to all of the reasons discussed above.

       Net gain (loss) from discontinued  operations increased  approximately 411% or
$1,228,000  from  $(299,000)  in 1999 to  $929,000  in 2000,  due to the sale  during
February 2000 of the remaining assets of the company's staffing operations.

       Net loss increased approximately $568,000 from $4,847,000 in 1999 to
$5,415,000 in 2000 due to the reasons discussed above.

Liquidity and Capital Resources

      We had  $1,007,000 in cash as of December 31, 2000 compared with  $1,229,000 as of December  31,  1999.  Net working  capital  was  $443,000 as of December  31, 2000 compared  with a working  capital of $644,000 as of December 31,  1999.  During 2000, net cash  used in  operating  activities  was  $5,173,000.  During  2000,  we  raised
$6,091,000  from the  exercise  of  options  and  warrants.  During  1999,  we raised
$4,112,000 from private  placements of preferred  stock,  $500,000 from issuance of a convertible promissory note, and $150,000 from exercise of options and warrants.

      In February of 2000,  we sold the assets of our remaining  staffing  businesses for  $1,000,000.  The  purchase  price was paid with  $500,000  cash at closing and a
$500,000  subordinated  note which was payable in May 2001.  In December of 2000,  we negotiated the prepayment of the principal and interest on the  subordinated  note at
the  discounted  amount  of  $487,000.   During  2000,  we  generated   approximately
$848,000 in net cash  related to the sale as a result of  collection  of  receivables relating to the business we sold.

      Subsequent  to year-end and through  March 1, 2001,  we received  approximately
$91,000  from the  exercise  of options  and  warrants.  As of March 1, 2001,  we had outstanding  warrants  exercisable  for  5,136,000  shares  of common  stock,  with a aggregate  exercise  price of  $2,568,000,  which are  callable  for $.01 per warrant upon thirty days written  notice.  However,  no assurance can be given that if called such warrants would be exercised.

      On January 10,  2001,  we closed a financing  arrangement  with  RoyCap,  Inc., pursuant  to  which  Medix  is able to  draw  down  up to  $2,500,000  in up to  five draw-downs,  if  conditions  for  the  draw-downs  are  satisfied.  Medix  drew  down
$750,000 of the line at the  closing.  An  additional  draw-down of $250,000 was made on February  20,  2001.  Interest on the funds  advanced  will be 10% per annum,  and the debt will mature on January 10, 2002.  Under certain  circumstances  the debt may be paid in shares of the  company's  common stock  pursuant to a formula based on 80%
of the then market price of such stock.  The debt is  convertible  at $0.90 per share for the first  $750,000  drawn down and $1.00 for the  remainder.  Future  draw-downs are  conditioned  upon the bid price of the company's  common stock  exceeding  $1.00 per share,  and the  maintaining of a  registration  statement to permit the investor to sell  common  stock into which the debt may be  converted  and which may be issued upon the exercise of warrants  issued to the investor in connection  with the line of credit.  The financing  terms  require that the investor  will be issued  warrants to purchase up to  1,250,000  shares of Medix  common  stock,  as  draw-downs  occur.The exercise  price for such  warrants  is $1.75 per  share,  subject  to  adjustment  in certain  circumstances.  Warrants  to  purchase  500,000  shares  have been issued to
RoyCap,  Inc. as of the date hereof in  connection  with such  arrangement.  On March
15,  2000,  Roycap,  Inc.  made an  additional  equity  investment  in the Company of
$350,000,  in the form of a direct  purchase of common  stock . A warrant to purchase
636,364  shares of Medix common stock,  at an exercise  price of eighty cents ($0.80)
per share, was issued to the investor in connection with such investment.

      As noted  earlier,  the Company  expects to experience  loses and negative cash flows from  operationsthrough  the near term,  as we  continue to develop and enhance our  Cymedix  software  products.  The  current  operation  of our  business  and our ability to continue to develop our  Cymedix  software  products  will depend upon our ability to obtain additional financing.

ITEM 7.     FINANCIAL STATEMENTS

      Attached  hereto and filed as a part of this Form  10-KSB are our  Consolidated
Financial Statements.

                              MEDIX RESOURCES, INC.
                                 AND SUBSIDIARY

                        Consolidated Financial Statements
                           December 31, 2000 and 1999

                      MEDIX RESOURCES, INC. AND SUBSIDIARY

                                Table of Contents

Independent Auditors' Report

Financial Statements

     Consolidated Balance Sheet

     Consolidated Statements of Operations

     Consolidated Statement of Changes in Stockholders' Equity

     Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Medix Resources, Inc.
Denver, Colorado

We have  audited the  accompanying  consolidated  balance  sheet of Medix  Resources,
Inc.  and  Subsidiary,  as  of  December  31,  2000,  and  the  related  consolidated statements  of operations  and changes in  stockholders'  equity,  and cash flows for the  years  ended  December  31,  2000  and  December 31,  1999.  These  consolidated financial  statements are the  responsibility  of the management of Medix  Resources,
Inc.  and  Subsidiary.   Our  responsibility  is  to  express  an  opinion  on  these consolidated financial statements based on our audits.

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

In our opinion,  the  consolidated  financial  statements  referred to above  present fairly,  in all  material  respects,  the  consolidated  financial  position of Medix
Resources,  Inc. and Subsidiary,  as of  December 31,  2000, and the results of their operations  and their cash flows for the years ended  December  31, 2000 and December
31, 1999 in conformity with generally accepted accounting principles.

The accompanying  consolidated  financial statements have been prepared assuming that
Medix  Resources,  Inc. will  continue as a going  concern.  As further  discussed in
Note 1 to the consolidated  financial statements,  the Company has incurred operating losses  for the past  several  years and has had  operating  cash flow  deficiencies, which raise  substantial  doubt  about its  ability to  continue as a going  concern.
Management's  current  plans in regards to this matter are also  discussed in Note 1.
The  consolidated  financial  statements  do not include any  adjustments  that might result from these uncertainties.

                                             /s/Ehrhardt Keefe Steiner & Hottman PC
                                                Ehrhardt Keefe Steiner & Hottman PC
February 10, 2001
Denver, Colorado

                      MEDIX RESOURCES, INC. AND SUBSIDIARY

                           Consolidated Balance Sheet
                                December 31, 2000

                                                                         Historical        Proforma
                                                                       ------------      ------------
                                                                                           (Note 12)
                                     Assets
Current assets
  Cash and cash equivalents                                            $  1,007,000      $  2,007,000
  Accounts receivable, net                                                   49,000            49,000
  Prepaid expenses and other                                                225,000           267,000
                                                                       ------------      ------------
   Total current assets                                                   1,281,000         2,323,000

Software development costs, net                                             371,000           371,000
Property and equipment, net                                                 418,000           418,000
Intangible assets, net                                                    3,019,000         3,019,000
                                                                       ------------      ------------

Total                                                                  $  5,089,000      $  6,131,000
                                                                       ============      ============

                      Liabilities and Stockholders' Equity
Current liabilities
  Notes payable                                                        $    137,000      $    137,000
  Convertible note payable,  net of discount of $336,000                       --             664,000
   (Proforma)
  Accounts payable                                                          159,000           159,000
  Accrued expenses                                                          591,000           591,000
                                                                       ------------      ------------
   Total current liabilities                                                887,000         1,551,000
                                                                       ------------      ------------

Commitments and contingencies

Stockholders' equity
  1996 Preferred stock, 10% cumulative convertible, $1
   par value 488 shares authorized, 155 issued, 1 share
   outstanding, liquidation preference $15,000                                 --                --
  1997 convertible preferred stock, $1 par value 300
   shares authorized 167.15 shares issued, zero shares                         --                --
   outstanding
  1999 Series A convertible preferred stock, $1 par
   value, 300 shares authorized, 300 shares issued,                            --                --
   zero shares outstanding
  1999 Series B convertible preferred stock, $1 par
   value, 2,000 shares authorized, 1,832 shares issued,
   50 shares outstanding, liquidation preference $50,000                       --                --
  1999 Series C convertible preferred stock, $1 par
   value, 2,000 shares authorized, 1,995 shares issued,
   875 shares outstanding, liquidation preference                             1,000             1,000

  Common stock, $.001 par value, 100,000,000 shares
   authorized, 46,317,022 issued and outstanding                             46,000            46,000
  Dividends payable with common stock                                         5,000             5,000
  Additional paid-in capital                                             27,573,000        27,951,000
  Accumulated deficit                                                   (23,423,000)      (23,423,000)
                                                                       ------------      ------------
   Total stockholders' equity                                             4,202,000         4,580,000
                                                                       ------------      ------------

Total                                                                  $  5,089,000      $  6,131,000
                                                                       ============      ============
                 See notes to consolidated financial statements

                      MEDIX RESOURCES, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations

                                                        For the Years Ended
                                                            December 31,
                                                    ------------------------------
                                                        2000              1999
                                                    ------------      ------------

Revenues                                            $    326,000      $     24,000

Direct costs of services                                 180,000             2,000
                                                    ------------      ------------

Gross margin                                             146,000            22,000
                                                    ------------      ------------

Software research and development costs                  685,000           596,000

Selling, general and administrative expenses           5,925,000         3,777,000
                                                    ------------      ------------

Net loss from operations                              (6,464,000)       (4,351,000)

Other income                                            (163,000)           (7,000)

Interest expense                                          43,000           204,000
                                                    ------------      ------------

Net loss from continuing operations                   (6,344,000)       (4,548,000)

Net gain (loss) from discontinued operations             929,000          (299,000)
                                                    ------------      ------------

Net loss                                            $ (5,415,000)     $ (4,847,000)
                                                    ============      ============

Net loss per common share-continuing operations             (.15)             (.29)

Net income (loss) per common share-discontinued              .02              (.01)
                                                    ------------      ------------
operations

Net loss per common share                           $       (.13)     $       (.30)
                                                    ============      ============

Weighted average common shares outstanding            41,445,345        23,384,737
                                                    ============      ============

                 See notes to consolidated financial statements.

                      MEDIX RESOURCES, INC. AND SUBSIDIARY

            Consolidated Statement of Changes In Stockholders' Equity
                 For the Years Ending December 31, 2000 and 1999

                                                                                                   1999 Series A
                                                1996 Preferred Stock   Preferred Stock 1997       Preferred Stock
                                                --------------------   --------------------   --------------------
                                                Number of              Number of              Number of
                                                  Shares     Amount      Shares      Amount     Shares     Amount
                                                ---------    -------   ----------    ------   ---------    ------

Balance at December 27, 1998                       8.00      $   --      19.50       $ --         --       $ --

Issuance of warrants with convertible note          --           --        --          --         --         --
payable

1999 preferred stock issuances (net of $15,500      --           --        --          --        300         --
of offering costs)

Preferred stock conversions                       (4.50)         --     (14.50)        --       (115)        --

Repurchase of 1996 preferred stock                (2.50)         --        --          --         --         --

Conversion of note payable into common stock        --           --        --          --         --         --

Conversion of redemption payable into common        --           --        --          --         --         --
stock

Exercise of warrants                                --           --        --          --         --         --

Exercise of stock options                           --           --        --          --         --         --

Stock issued for services                           --           --        --          --         --         --

Stock options and warrants issued for services      --           --        --          --         --         --

Net loss                                            --           --        --          --         --         --

Dividends declared                                  --           --        --          --         --         --
                                                ---------    -------   ----------    ------   ---------    ------

Balance at December 31, 1999                       1.00          --       5.00         --        185         --

Conversion of note payable into common stock        --           --        --          --         --         --

Warrants issued in settlement                       --           --        --          --         --         --

Common stock issued in connection with ADC          --           --        --          --         --         --
merger

Preferred stock conversions                         --           --      (5.00)        --       (185)        --

Exercise of warrants                                --           --        --          --         --         --

Exercise of stock options                           --           --        --          --         --         --

Stock options and warrants issued for services      --           --        --          --         --         --

Net loss                                            --           --        --          --         --         --

Dividends declared                                  --           --        --          --         --         --
                                                ---------    -------   ----------    ------   ---------    ------

Balance at December 31, 2000                       1.00      $   --        --        $ --         --       $ --
                                                =========    =======   ==========    ======   =========    ======

                                                      1999 Series B              1999 Series C
                                                     Preferred Stock            Preferred Stock
                                                  ---------------------      ---------------------
                                                 Number of                   Number of
                                                   Shares        Amount       Shares       Amount
                                                  -------       -------      --------     --------

Balance at December 27, 1998                          --        $  --           --         $ --

Issuance of warrants with convertible note            --           --           --           --
payable

1999 preferred stock issuances (net of $15,500       1,832        2,000        1,995        2,000
of offering costs)

Preferred stock conversions                         (1,015)      (1,000)        --           --

Repurchase of 1996 preferred stock                    --           --           --           --

Conversion of note payable into common stock          --           --           --           --

Conversion of redemption payable into common          --           --           --           --
stock

Exercise of warrants                                  --           --           --           --

Exercise of stock options                             --           --           --           --

Stock issued for services                             --           --           --           --

Stock options and warrants issued for services        --           --           --           --

Net loss                                              --           --           --           --

Dividends declared                                    --           --           --           --
                                                  -------       -------      --------     --------

Balance at December 31, 1999                           817        1,000        1,995        2,000

Conversion of note payable into common stock          --           --           --           --

Warrants issued in settlement                         --           --           --           --

Common stock issued in connection with ADC            --           --           --           --
merger

Preferred stock conversions                           (767)      (1,000)      (1,120)      (1,000)

Exercise of warrants                                  --           --           --           --

Exercise of stock options                             --           --           --           --

Stock options and warrants issued for services        --           --           --           --

Net loss                                              --           --           --           --

Dividends declared                                    --           --           --           --
                                                  -------       -------      --------     --------

Balance at December 31, 2000                       $    50      $     0      $   875      $ 1,000
                                                  =======       =======      ========     ========

                 See notes to consolidated financial statements.

                      MEDIX RESOURCES, INC. AND SUBSIDIARY

            Consolidated Statement of Changes In Stockholders' Equity
                 For the Years Ending December 31, 2000 and 1999

                                                                 Common Stock
                                                         ----------------------------                     Dividend Payable
                                                         Number of                          Paid-in          with Common      Accumulated
                                                           Shares            Amount          Capital             Stock          Deficit               Total
                                                         ----------        ----------      -----------          --------      ------------        -----------

Balance at December 27, 1998                             21,500,724        $   22,000      $12,882,000          $ 39,000      $(13,161,000)       $ (218,000)

Issuance of warrants with convertible note payable             --                --            238,000              --                --             238,000

1999 preferred stock issuances (net of 15,500 of               --                --          4,108,000              --                --           4,112,000
offering costs)

Preferred stock conversions                               3,161,342             3,000           10,000           (12,000)             --                --

Repurchase of 1996 preferred stock                             --                --            (17,000)           (8,000)             --             (25,000)

Conversion of note payable into common stock                200,000              --            100,000              --                --             100,000

Conversion of redemption payable into common stock        2,115,241             2,000          633,000              --                --             635,000

Exercise of warrants                                        400,000              --            123,000              --                --             123,000

Exercise of stock options                                   256,384              --             27,000              --                --              27,000

Stock issued for services                                     9,000              --              5,000              --                --               5,000

Stock options and warrants issued for services                 --                --          2,226,000              --                --           2,226,000

Net loss                                                       --                --               --                --          (4,847,000)       (4,847,000)

Dividends declared                                             --                --             (6,000)            6,000              --                --
                                                       ------------      ------------     ------------      ------------      ------------      ------------

Balance at December 31, 1999                             27,642,691            27,000       20,329,000            25,000       (18,008,000)        2,376,000

Conversion of note payable into common stock                800,000             1,000          399,000              --                --             400,000

Warrants issued in settlement                                  --                --            238,000              --                --             238,000

Common stock issued in connection with ADC merger            60,400              --            374,000              --                --             374,000

Preferred stock conversions                               4,564,000             5,000           18,000           (21,000)             --                --

Exercise of warrants                                      9,352,620             9,000        4,585,000              --                --           4,594,000

Exercise of stock options                                 4,039,734             4,000        1,493,000              --                --           1,497,000

Stock options and warrants issued for services                 --                --            138,000              --                --             138,000

Cancellation of shares issued in error                     (142,423)             --               --                --                --                --

Net loss                                                       --                --               --                --          (5,415,000)       (5,415,000)

Dividends declared                                             --                --             (1,000)            1,000              --                --
                                                       ------------      ------------     ------------      ------------      ------------      ------------

Balance at December 31, 2000                             46,317,022      $     46,000     $ 27,573,000      $      5,000      $(23,423,000)     $  4,202,000
                                                       ============      ============     ============      ============      ============      ============

                 See notes to consolidated financial statements.

                      MEDIX RESOURCES, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                                             For the Years Ended
                                                                 December 31,
                                                         ------------------------------
                                                             2000              1999
                                                         ------------      ------------

Cash flows from operating activities
  Net loss                                               $ (5,415,000)     $ (4,847,000)
                                                         ------------      ------------
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities -
   Discontinued operations                                       --             299,000
   Gain on sale of staffing business                       (1,102,000)             --
   Depreciation and amortization                              426,000           243,000
   Common stock, options and warrants issued for
    services                                                  376,000         2,231,000
   Change in net assets of discontinued operations            857,000        (1,243,000)
   Imputed interest expense on convertible debt                  --             238,000
   Change in assets and liabilities -
     Accounts receivable, net                                 (29,000)        2,046,000
     Prepaid expenses and other                               (49,000)            5,000
     Checks written in excess of bank balance                    --             (72,000)
     Accounts payable and accrued expenses                   (237,000)       (2,141,000)
                                                         ------------      ------------
                                                              242,000         1,606,000
                                                         ------------      ------------
      Net cash (used in) provided by operating
       activities                                          (5,173,000)       (3,241,000)
                                                         ------------      ------------

Cash flows from investing activities
  Proceeds from sale of divisions                             500,000              --
  Software development costs incurred                        (495,000)             --
  Purchase of property and equipment                         (400,000)          (72,000)
  Purchase of software license                               (720,000)             --
  Proceeds from notes receivable                              500,000           563,000
  Business acquisition costs, net of cash acquired            (94,000)             --
                                                         ------------      ------------
      Net cash (used in) investing activities                (709,000)          491,000
                                                         ------------      ------------

Cash flows from financing activities
  Proceeds from issuance of debt and notes payable            178,000           500,000
  Advances under financing agreement                             --          11,272,000
  Payments under financing agreement                         (484,000)      (11,781,000)
  Principal payments on debt and notes payable               (125,000)         (289,000)
  Issuance of preferred and common stock, net of                 --           4,112,000
    offering costs
  Proceeds from the exercise of options and warrants        6,091,000           150,000
  Repurchase of preferred stock                                  --             (25,000)
                                                         ------------      ------------
      Net cash provided by (used in) financing
       activities                                           5,660,000         3,939,000
                                                         ------------      ------------

Net increase (decrease) in cash and cash equivalents         (222,000)        1,189,000

Cash and cash equivalents, beginning of period              1,229,000            40,000
                                                         ------------      ------------

Cash and cash equivalents, end of period                 $  1,007,000      $  1,229,000
                                                         ============      ============

Continued on next page.

                 See notes to consolidated financial statements.

                      MEDIX RESOURCES, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

Continued from previous page.

Supplemental disclosure of cash flow information:
   Cash paid during the year for  interest  was $21,000 and $324,000 for December 31,
    2000 and December 31, 1999, respectively.

Non-cash investing and financing activities:
      During  2000,  5.0 units of the 1997  preferred  stock,  185 shares of the 1999
Series A  preferred  stock,  767 shares of the Series B  preferred  stock,  and 1,120 shares of the  series C  preferred  stock were  converted  into  3,161,342  shares of common stock.

   During 2000, the Company  acquired the assets and assumed  certain  liabilities of a business from a related party (Note 4).

   During  2000,  the Company  disposed of the  remainder  of its  staffing  business
   (Note 2).

   During 2000,  the Company  converted a $400,000  note payable into 800,000  shares of common stock.

   Dividends  declared  payable in common  stock were $1,000 and $6,000 for  December
   31, 2000 and 1999, respectively.

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

   During  1999,  4.50  units of the 1996  preferred  stock,  14.5  units of the 1997 preferred  stock,  115  shares of the 1999  series A  preferred  stock,  and 1,015 shares of the series B preferred  stock were converted  into  3,161,342  shares of common stock.

                 See notes to consolidated financial statements.

                      MEDIX RESOURCES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

Note 1 - Organization and Significant Accounting Policies

Organization

Medix  Resources,  Inc. and  subsidiary  (the Company) main business focus is a suite of  fully  secure,  patented  Internet  communication  software  for  the  healthcare
industry.   The  Company   divested  its  remaining   healthcare   related   staffing
businesses in February of 2000 (Note 2).

Principles of Consolidation

The  accompanying  consolidated  financial  statements  include the accounts of Medix
Resources,   Inc.  and  its  wholly  owned   subsidiary,   Cymedix  Lynx  Corporation
(Cymedix).  All intercompany transactions have been eliminated.

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

Concentration of Credit Risk

Financial  instruments,  which  potentially  subject the Company to concentrations of credit risk,  consist  primarily  of accounts  receivable.  The Company  periodically performs  credit  analysis  and monitors  the  financial  condition of its clients in order to minimize credit risk.

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

Revenue Recognition

The  Company  recognizes  revenue on its  Internet  connectivity  solutions  software business as services are provided.

Revenue  from  its  temporary  staffing  business  was  recognized  as  services  are provided.

                      MEDIX RESOURCES, INC. AND SUBSIDIARY

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

Property and Equipment

Property and  equipment  are stated at cost.  Depreciation  is  calculated  using the straight-line  method over the estimated  useful lives of the related  assets,  which range from three to seven years.

Software Development Costs

The Company  applies the  provisions of Statement of Position 98-1,  "Accounting  for
Costs of Computer  Software  Developed for Internal  Use".  The Company  accounts for costs  incurred in the  development  of computer  software as software  research  and development  costs until the  preliminary  project stage is  completed.  Direct costs incurred  in the  development  of  software  are  capitalized  once  the  preliminary project  stage is  completed,  management  has  committed  to funding the project and completing  and use of the  software  for its  intended  purpose  are  probable.  The
Company  ceases  capitalization  of  development  costs  once the  software  has been substantially  completed  and is ready for its  intended  use.  Software  development costs  are  amortized  over  their  estimated  useful  lives  of  five  years.  Costs associated  with upgrades and  enhancements  that result in additional  functionality are capitalized.

Intangible Assets

Intangible  assets  are  stated at cost,  and  consist  of  goodwill,  which is being amortized using the straight-line method over fifteen years.

The Company  reviews its long-lived  asset for impairment  whenever events or changes in  circumstances  indicate  that  the  carrying  amount  of  the  asset  may  not be recovered.  The Company  looks  primarily  to the  undiscounted  future cash flows of its acquisition in its assessment of whether or not goodwill has been impaired.

Reclassifications

Certain   amounts  in  the  1999   consolidated   financial   statements   have  been
reclassified to conform to the 2000 presentation.

                      MEDIX RESOURCES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

Note 1 - Organization and Significant Accounting Policies (continued)

Advertising Costs

The Company  expenses  advertising  costs as incurred.  Advertising  expenses for the years ended  December 31, 2000 and December 31, 1999 were  approximately  $36,000 and
$45,000, respectively.

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

Recently Issued Accounting Pronouncements

In June 1998,  June 1999 and June 2000,  the  Financial  Accounting  Standards  Board
(FASB)  issued   Statement  of  Financial   Accounting   Standards  (SFAS)  No.  133,
"Accounting   for  Derivative   Instruments  and  Hedging   Activities,"   SFAS  137,
"Accounting  for  Derivative  Instruments  and Hedging  Activities  - Deferral of the
Effective  Date of FASB  Statement  No.  133" and SFAS 138,  "Accounting  for Certain
Derivative   Instruments  and  Certain  Hedging   Activities  an  Amendment  of  FASB
Statement No. 133." These  statements  establish  accounting and reporting  standards
requiring   that  every   derivative   instrument,   including   certain   derivative
instruments  embedded in other contracts,  be recorded in the balance sheet as either an asset or  liability  measured at its fair value.  These  statements  require  that changes  in the fair  value of a  derivative  be  recognized  currently  in  earnings unless  specific  hedge  accounting  criteria are met.  SFAS No. 133 is effective for all  fiscal  quarters  of all  fiscal  years  beginning  after  June 15,  2000.  This statement  currently  has no impact on the financial  statements  of the Company,  as the Company does not hold any  derivative  instruments  or participate in any hedging activities.

On  February  14,  2001,  the  FASB  issued  an  exposure  draft  entitled  "Business
Combination  and Intangible  Assets - Accounting  for Goodwill."  Under this proposed
statement,   with  its  effective  date,   corporations   would  no  longer  amortize
goodwill.  Goodwill  would be tested for impairment  when events  occurred that would reasonably  dictate  that an  impairment  of  goodwill  may  have  occurred.  Had the
Company not  amortized  goodwill  during 2000 and 1999,  the results on the financial statements  for the  years  ended  December 31,  2000 and  1999,  would  have been to reduce the Company's net loss to $5,210,000 and $4,677,000, respectively.

                      MEDIX RESOURCES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

Note 1 - Organization and Significant Accounting Policies (continued)

Management's Plans for Continued Existence

The Company has incurred  operating  losses for the past several years,  the majority of which are related to the  development  of the  Company's  healthcare  connectivity technology  and were fully  anticipated  by  management.  These losses have  produced operating cash flow  deficiencies,  which raise  substantial  doubt about its ability to continue as a going  concern.  Management  has  secured a $2.5  million  borrowing arrangement,  subject to certain  conditions,  as further  described  in Note 12, and management is presently in discussions  regarding  alternative  sources of additional equity capital,  which would enable the Company to continue to fund operations  until such time as revenues  from the  Company's  internet  communication  products for the healthcare  industry will be sufficient to fund operations.  Management  reports that progress  continues  with regard to new  strategic  alliances  with major  healthcare organizations  as well as in advancing  the  Company's  existing  alliances  from the
"pilot program" stage toward the "production contract stage".

Note 2 - Discontinued Operations

In February of 2000,  the Company  closed on the sale of the assets of its  remaining staffing  businesses  for  $1,000,000.  The  purchase  price was paid  with  $500,000 cash at closing and the Company  receiving a $500,000  subordinated  note receivable.
The note  provided  for  interest  at prime  plus 1% and was due in May of 2001.  The note was  repaid  on  December  29,  2000.  This  sale was the  final  step of a plan approved  by the  board of  directors  in  December  1999 for the  Company  to divest
itself  of  the   staffing   businesses   and  focus  its  efforts  on  its  Internet
communication software products for the healthcare industry.

The  accompanying  financial  statements  reflect  the results of  operations  of the staffing  businesses as a discontinued  business  segment.  The discontinued  results of operations  include  those direct  revenues and expenses  associated  with running the staffing businesses as well as an allocation of corporate costs.

The results of operations of the Company's  discontinued  staffing businesses for the years ended December 31, 2000 and December 31, 1999 are as follows:

                                                 December 31,
                                        ------------------------------
                                            2000              1999
                                        ------------      ------------

Revenue                                 $  1,128,000      $ 10,812,000
Direct costs of services                     927,000         8,472,000
                                        ------------      ------------
Gross margin                                 201,000         2,340,000
                                        ------------      ------------

Selling, general and administrative          219,000         2,193,000
Interest expense                              18,000           446,000
Litigation settlement                        137,000              --
                                        ------------      ------------

Net loss                                $   (173,000)     $   (299,000)
                                        ============      ============

                      MEDIX RESOURCES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

Note 2 - Discontinued Operations (continued)

During the fourth  quarter  of 2000,  the  Company  wrote off  unrealizable  staffing assets in the amount of $43,000,  and  $322,000 in remaining  liabilities  related to discontinued  staffing  operations.  The net  write-off  totaling  $279,000  has been recorded  as an increase in the gain from the  disposal of the  staffing  business as of December 31, 2000.

During the first  quarter of 2000,  the Company  reported the  following  gain on the disposal of the assets of its staffing business:

Sales price                                                $ 1,000,000
Accounts receivable collection costs                          (100,000)
                                                           -----------
                                                               900,000

Net assets acquired, liabilities assumed and
liabilities written off                                        202,000
                                                           -----------

Gain on disposal of staffing business                        1,102,000
Gain from operation of staffing business through
  disposal date                                               (173,000)
                                                           -----------

Net gain on disposal of staffing business                  $   929,000
                                                           ===========

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

Note 3 - Balance Sheet Disclosures

Software development costs consist of the following:

     Software development costs                             $   495,000
     Less accumulated amortization                             (124,000)
                                                            -----------

                                                            $   371,000
                                                            ===========

Amortization expense was $124,000 for the year ended December 31, 2000.

                      MEDIX RESOURCES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

Note 3 - Balance Sheet Disclosures (continued)

Property and equipment consists of the following:

     Furniture and fixtures                                 $    91,000
     Computer hardware and purchased software                   552,000
     Leasehold improvements                                      28,000
                                                            -----------
                                                                671,000
     Less accumulated depreciation                             (253,000)
                                                            -----------

                                                            $   418,000
                                                            ===========

Depreciation  expense was $97,000 and $86,000 for the years ended  December  31, 2000 and December 31, 1999, respectively.

Intangible assets consist of the following:

     Goodwill acquired through Cymedix acquisition          $ 2,332,000
     Goodwill acquired through the Automated Design
      Concepts, Inc. acquisition                                487,000
     License agreement with ZirMed.com                          720,000
                                                            -----------
                                                              3,539,000
     Less accumulated amortization                             (520,000)
                                                            -----------

                                                            $ 3,019,000
                                                            ===========

Amortization  expense was  $205,000  and  $157,000  for the years ended  December 31,
2000 and December 31,1999, respectively.

Accrued expenses consists of the following:

     Accrued expenses                                       $   260,000
     Accrued payroll and benefits                               310,000
     Other                                                       21,000
                                                            -----------

                                                            $   591,000
                                                            ===========

At  various  times  during  1999,  the  Company  was  delinquent   with  payroll  tax
deposits.  At December 31,  2000, $200,000 was accrued for estimated taxes,  interest and penalties.

                      MEDIX RESOURCES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

Note 4 - Acquisition of Assets

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

     Cash                                                  $     6,000
     Accounts receivable                                        27,000
     Goodwill                                                  487,000
     Accounts payable                                          (41,000)
     Accrued liabilities                                        (5,000)
                                                           -----------

      Total purchase price                                 $   474,000
                                                           ===========

The results of operations  have been reflected from the date of acquisition  forward.
The resulting goodwill is being amortized over 15 years.

The  following  pro forma  results  of  operations  assume  the  purchase  took place
January 1, 1999:

                                                                2000            1999
                                                          ------------    ----------

     Revenues                                              $   440,000     $   569,000
                                                           ===========     ===========
     Net loss                                              $(5,408,000)    $(4,816,000)
                                                           ===========     ===========
     Loss per share                                        $      (.13)    $      (.20)
                                                           ===========     ===========

Note 5 - Line-of-Credit and Notes Payable

Line of Credit

The  Company  had  entered  into an  agreement  with a  financial  institution  for a revolving  line-of-credit  with a maximum principal balance of $1,500,000,  which was limited by a borrowing  base  calculation  of 80% of qualified  accounts  receivable.
Interest  accrued on the  outstanding  balance at 2% above bank prime.  Additionally, the Company was required to pay the lender a loan  management  fee on a monthly basis equal  to  0.35%  of the  average  outstanding  principal  balance  of the  preceding month.  Interest  and fees  paid to this  financial  institution  for the year  ended
December 31,   2000  and  December  31,  1999  approximated   $17,000  and  $187,000,
respectively.  The  line-of-credit  was  paid in full  upon  closing  the sale of the
Company's remaining staffing businesses (Note 2).

                      MEDIX RESOURCES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

Note 5 - Line-of-Credit and Notes Payable (continued)

Notes Payable

Notes payable consists of the following:
                                                                            December 31,
                                                                                  2000
                                                                           -----------

Note  payable - finance  company,  interest  accrues at 10.50%,  monthly payments of  principal  and  interest  of $17,078 are payable  through
  July 2001.                                                                $   115,000

Notes  payable - finance  company,  monthly  payments of  principal  and interest  of $2,139  and $618 are  payable  through  January  2001 and
  October 2001, respectively.                                                    22,000
                                                                            -----------

                                                                            $   137,000
                                                                            ===========

Convertible Promissory Note

In October 1999, the Company raised  approximately  $488,000 net of expenses  through the issuance of a $500,000 14%  Convertible  Promissory Note and warrants to purchase
500,000  shares of the  Company's  common  stock at $.50 per share.  The  $500,000 in principal  plus  accrued  interest  was  payable  on June  28,  2000.  The  note  was convertible  into  the  Company's  common  stock  at a  conversion  price of $.50 per share, for the first 90 days  outstanding,  and at the lower of $.50 per share or 80%
of the lowest  closing bid price for the Common  Stock  during the last five  trading days prior to  conversion,  for the remaining  life of the note. The note was secured by the intellectual  property of the Company's  wholly owned subsidiary  Cymedix Lynx
Corporation.  The  warrants  were  recorded  as a  discount  on the  debt  valued  at
$238,000  using the  Black-Scholes  option  pricing  model.  The  discount  was fully amortized  at December 31, 1999,  as the  remaining  debt of $400,000 at December 31,
1999,  was  converted  in January  2000 into  800,000  shares of common stock and the security interest released.

Note 6 - Commitments and Contingencies

Operating Leases

The Company leases office  facilities and equipment  under  non-cancelable  operating leases.  Rent  expense for the years ended  December  31, 2000 and  December 31, 1999 was $316,000 and $292,000, respectively.

                      MEDIX RESOURCES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

Note 6 - Commitments and Contingencies (continued)

Operating Leases (continued)

Future minimum lease payments under these leases are approximately as follows:

   Year Ended December 31,                                     Amount
   -----------------------                                  -----------

               2001                                         $   374,000
               2002                                             270,000
               2003                                             125,000
               2004                                              14,000
               2005                                               2,000
                                                            -----------

                                                            $   785,000
                                                            ===========

Litigation

During the fourth  quarter of 1997,  an action was filed  against  the Company in the
Eastern  District  of New York  under  the  caption  New  York  Healthcare,  Inc.  v.
International  Nursing Services,  Inc., et al., alleging,  among other things, breach of  contract  against the  Company  and  seeking  damages in excess of $175,000  plus court costs and attorney  fees.  The Company has filed answers and  counterclaims  in this action.  On February 15,  2000,  the Company  agreed in principle to settle this claim. In connection  with the  settlement,  the Company issued a warrant to purchase
35,000  of the  Company's  common  stock at $3.96 per  share.  The  Company  recorded expense of approximately  $137,000 related to the issuance of the warrant,  which has been included in the results of discontinued operations.

On November 12, 1999, an action was filed in  California  Superior  Court,  which has since been  removed to the U. S.  District  Court,  Central  District of  California,
against  Medix  Resources,  Inc.  and  its  wholly  owned  subsidiary,  Cymedix  Lynx
Corporation.  As of November 3, 2000,  a  settlement  agreement  was reached  between the Company and the plaintiff  whereby the company paid the  plaintiff  $66,000 cash, and issued an option to purchase  50,000 of the  Company's  common  stock at $.25 per share.  The  Company  recorded  expense  of  approximately  $102,000  related  to the issuance of the option.

On June 1,  2000,  an action was filed in the  District  Court of the City and County
of  Denver,   Colorado,   against  Medix   Resources,   Inc.,  and  its  wholly-owned
subsidiary,  Cymedix  Lynx  Corporation,  alleging  that  a  predecessor  company  of
Cymedix Lynx  Corporation  had promised to issue stock  options to the  plaintiff but had failed to honor  that  promise.  Plaintiff  is  claiming  the right to receive an option to purchase  90,000  shares of Medix common stock at  approximately  $0.44 per share.  Plaintiff  seks  damages  in  an  amount  to be  determined  at  trial,  plus prejudgment  interest,  costs,  including attorney's fees, and such further relief as the Court deems just and proper.  The claimants  attorneys  have informed us that his claim for  damages is  estimated  to be  approximately  $815,000  based on his theory that he would  have sold his shares  right when the price of the Common  Stock was at its  highest in early  2000.  Management  has found no evidence in the records of the acquired  company that  plaintiff's  claims have any merit and intends to  vigorously defend this action.  The case is now in the discovery  stage of the  proceeding  with trial  scheduled for September 10, 2001.  Management  does not expect any  resolution of this matter to have a material adverse effect on our financial condition.

                      MEDIX RESOURCES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

Note 6 - Commitments and Contingencies (continued)

Litigation (continued)

On July 11, 2000, an action was filed in the United States District  Court,  Southern
District  of New York,  against  Medix  Resources,  Inc.,  alleging  that the Company granted to  plaintiff  the right to purchase  preferred  stock  convertible  into the
Company's  common  stock and  warrants  to purchase  the  Company's  common  stock in connection  with the Company's  private  financings  during 1999,  and then failed to permit  plaintiff to exercise that right.  Plaintiff  seeks  damages of  $12,600,000, plus interest  thereon,  alleging that such damages  resulted from our failure to let him purchase  securities in the private  offerings and then sell the shares of Common
Stock  when  the  price  of the  Common  Stock  was at its  highest  in  early  2000.
Management  believes  plaintiff's  claims to be totally  without merit and intends to vigorously  defend  this  action.  The  Company's  motion to dismiss was heard by the
Court on November 1, 2000.  The court ruled in favor of plaintiff  on one count,  and in favor of the  Company on the other.  However,  the ruling in favor of the  Company gave the plaintiff the  opportunity to replead the second count,  which the plaintiff
has  since  done.  The  Company  answered  the  complaint   denying  the  substantive
allegations  and  asserted  defenses  and a  counterclaim  in an as  yet  unspecified amount.  The parties have  commenced  pretrial  discovery,  and the trial is expected in May  2001 or  thereafter.  Management  does  not  expect  any  resolution  of this matter to have a material adverse effect on our financial condition.

 On September  27, 2000,  an action was filed in the United  States  District  Court,
Eastern  District  of New York,  against  Medix  Resources,  Inc.  alleging  that the
Company  failed to properly and fully  convert the  Company's  convertible  preferred stock held by one of the  Plaintiffs,  and had failed to  maintain  the  registration for public sale with the  Securities  and Exchange  Commission  of shares  underlying
warrants  held  by  both   Plaintiffs.   Plaintiffs  seek  damages  of  approximately
$2,700,000,  plus interest thereon.  No pretrial  discovery has yet been taken by the parties.  Management  intends to  vigorously  defend  this action and does not expect any  resolution  of this matter to have a material  adverse  effect on the  Company's financial condition

In the normal  course of business,  the Company is party to  litigation  from time to time.  The Company  maintains  insurance to cover  certain  actions and believes that resolution  of such  litigation  will  not  have a  material  adverse  effect  on the
Company.

Note 7 - Stockholders' Equity

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

                      MEDIX RESOURCES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

Note 7 - Stockholders' Equity (continued)

1996 Private Placement (continued)

During 1998,  18.25 units were  converted  resulting in the issuance of an additional
939,320 shares of common stock in 1998.

During  1999  4.5  units  were   converted  into  241,072  shares  of  common  stock.
Additionally,  the Company  repurchased from another holder 2.5 units in a negotiated agreement  for  $25,000.  The Company has 1.0  remaining  unit of its 1996  preferred stock  outstanding  at December 31, 2000.  The remaining  unit may be converted  into the Company's  common stock  including  accrued  dividends at the lesser of $1.25 per common  share or 75% of the prior five day trading  average of the  Company's  common stock.

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

In 1998,  5.0 units were  converted  resulting in the  issuance of 178,950  shares of common stock.

During 1999 14.5 units were  converted  into 572,694  shares of common stock.  During
2000, the remaining 5.0 units were converted into 50,000 shares of common stock.

1999 Private Placements

During  1999,  the  Company   initiated  three  private   placement   offerings  each
consisting of one share of preferred  stock (as  designated) and warrants to purchase
common  stock.   There  are  no  dividends  payable  on  the  preferred  stock  if  a registration  statement  is filed by a  certain  date as  specified  in the  offering agreements  and remains  effective  for a two year period.  If dividends are payable, the  preferred  stock will  provide for a 10%  dividend per annum for each day during which the  registration  statement is not  effective.  The preferred  shares are also redeemable  at the option of the Company  after a date as  specified  in the offering agreements for $1,000 per share plus any accrued unpaid  dividends.  In addition,  if a  registration  statement is not  effective by the date as specified in the offering agreements  the shares  may be  redeemed  at the  request of the holder at $1,000 per share plus any accrued unpaid dividends.

                      MEDIX RESOURCES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

Note 7 - Stockholders' Equity (continued)

1999 Private Placements (continued)

The first  private  placement  consisted  of 300 shares of Series A  preferred  stock each with  1,000  warrants  for $1,000  per unit,  which  raised  total  proceeds  of
$300,000.  The  warrants  included  with each unit  entitle  the  holder to  purchase common  shares at $1.00 per  share,  expiring  in  October  1,  2000.  The  preferred shares  are  currently  convertible  into  common  shares  at $.25 per  common  share through  March 1, 2003.  During  1999,  115 shares of Series A  preferred  stock were
converted  into  460,000  common  shares.   During  2000,  185  shares  of  Series  A
preferred  stock were  converted  into  740,000  common  shares.  All of the warrants included with the Series A preferred stock were exercised in 2000.

The second private  placement  consisted of 1,832 shares of Series B preferred  stock each with  2,000  warrants  for $1,000  per unit,  which  raised  total  proceeds  of
$1,816,500  (net of offering  costs of  $15,500).  The Company  also issued a warrant to purchase  50,000  shares of common stock at $.50,  which  expire in May 2002,  for services  rendered in connection with the private  placement.  The warrants  included with each unit  entitle  the  holder to  purchase  common  shares at $.50 per  share, expiring in October 1, 2003.  The  preferred  shares are currently  convertible  into common shares at $.50 per common share through  October 1, 2003.  During 1999,  1,015 shares of Series B preferred  stock were  converted  into  2,030,000  common  shares.
During 2000,  767 shares of Series B preferred  stock were  converted  into 1,534,000 common  shares.  The  warrants  are callable by the Company for $.01 upon thirty days written  notice.  The  Company  has not called any of these  warrants  as of the date hereof.

The  third  private  placement  consisted of 1,995 shares of Series C preferred stock each  with  4,000  warrants  for  $1,000  per  unit,  which raised total proceeds  of
$1,995,000.  The  warrants  included  with  each  unit entitle the holder to purchase common shares at $.50 per share, expiring in April 1, 2003.  The preferred shares are convertible  beginning  April  1,  2000  into  common shares at $.50 per common share through  April  1, 2003.  During 1999, no shares of the Series C preferred stock were converted  into  common shares. During 2000, 1,120 shares of Series C preferred stock were  converted  into 2,240,000 common shares.  After April 1, 2000, the warrants are
callable  by   the Company for $.01 upon thirty days written notice.  The Company has not called any of these warrants as of the date hereof.

Preferred Redemption Payable

During 1998,  the Company  entered  into an  agreement  with holders of 76.0 units of
1997  preferred  stock to  repurchase  those units.  The total  redemption  price was
$760,000  and was  payable  in  installments  due April 15, May 15 and  September  1,
1998.  The holders had the option to convert the  redemption  price into common stock at $.50 a share.  If the Company  did not make  payments  on the  required  due dates then the Company  would be  obligated  to issue  common stock at a price equal to 75%
of the NASDAQ Small Cap Market  Price.  The Company paid  $125,000  leaving  $635,000 due under these agreements.

                      MEDIX RESOURCES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

Note 7 - Stockholders' Equity (continued)

Preferred Redemption Payable (continued)

In 1999, the remaining  $635,000  payable under the redemption  agreement was settled by the Company issuing 2,115,241 shares of common stock.

Accumulated Deficit

Of the $23,423,112  cumulative  deficit at December 31, 2000, the approximate  amount relating to the Company's  technology  business  from  inception is  $10,631,000.  In addition,  a premium of $2,332,000  was paid upon the  acquisition of Cymedix Lynx in
1998,  producing a total  investment of  $12,963,000  in the  technology  business to date.

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

In 1994,  the Board of Directors  established,  the Omnibus  Stock Plan of 1994 (1994
Plan) and  reserved  500,000  shares of the  Company's  common  stock for grant under terms,  which could extend  through  January  2004.  All options and warrants  issued under this plan are  non-qualified.  Grants under the 1994 Plan may be to  employees, non-employee  directors,  and selected  consultants to the Company,  and may take the form of  non-qualified  options,  not lower than 50% of fair market  value.  To date, the  Company  has not  issued any  options  below  fair  market  value at the date of grant.

In 1996,  the Board of  Directors  established  the 1996 Stock Option Plan (the "1996
Plan") with terms  similar to the 1994 Plan.  The Board of  Directors  of the Company
reserved 4,000,000 shares of common stock for issuance under the 1996 Plan.

In August 1999,  the Board of Directors  established  the 1999 Stock Option Plan (the
"1999 Plan"),  which  provides for the grant of incentive  stock options  ("ISOs") to officers and other employees of the Company and  non-qualified  options to directors, officers,  employees and  consultants of the Company.  Options granted under the plan are generally  exercisable  immediately  and expire up to ten years after the date of grant.  Options  are  granted  at a price  equal to the  market  value at the date of grant.  The Board of  Directors  has reserved  10,000,000  shares of common stock for granting of options under the 1999 Plan.

                      MEDIX RESOURCES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

Note 7 - Stockholders' Equity (continued)

Stock Options (continued)

The  following is a summary of options and warrants  granted,  all of which expire at various times through 2010.

                                    Number of Options
                                ------------------------  Exercise Price  Number of  Exercise Price
                                   Plan         Non-Plan     Per Share     Warrants    Per Share
                                ---------      ---------    -----------   ----------  -----------
Outstanding December 31,
 1998                           3,054,065      1,157,050    $ .02-$6.00    3,463,954  $ .12-$5.00

Options/warrants
  Granted                       5,050,000        662,500    $ .25-$1.50   12,721,000  $  .2-$1.00
  Cancellations                  (586,188)      (930,366)   $ .19-$1.50     (993,828) $ 1.8-$5.00
  Exercised                         --          (256,184)   $ .02-$ .19     (400,000) $  .1-$ .50
                                ---------      ---------    -----------   ----------  -----------

Outstanding December 31,
 1999                           7,517,877        633,000    $ .25-$1.88   14,791,126  $ .15-$1.88

Options/warrants
  Granted                       2,255,000        110,000    $ .25-$4.97       35,000        $3.96
  Cancellations                   (10,000)         --       $ .25            (32,506) $ .25-$1.00
  Exercised                    (3,900,235)      (139,499)   $ .25-$1.88   (9,352,620) $ .15-$1.00
                                ---------      ---------    -----------   ----------  -----------

Outstanding December 31,
 2000                           5,862,642        603,501    $ .19-$4.97    5,441,000  $ .19-$ 3.9
                                =========      =========    ===========   ==========  ===========

(1)  In connection  with the  acquisition of Cymedix,  the Company issued to non employees options to acquire 123,050 shares of stock at approximately  $.02 and 175,000 at $.19.  The Company  imputed a value and recorded  additional goodwill of  approximately  $37,000 to the options  using the Black Scholes pricing model.

(2)  In 1998, the Company purchased  1,380,000  warrants to acquire common stock at $.63 per share by issuing  175,900  shares of common  stock.  Since this transaction involved equity components, no gain or loss was recorded on the transaction.

The  weighted  average  exercise  prices  of  options  and  warrants  outstanding  at
December 31, 2000 are $1.62 and $.53,  respectively.  The weighted average  remaining contractual  maturities of options and warrants outstanding at December 31,  2000 are
7.41 and 2.28 years,  respectively.  The weighted average exercise prices for options and  warrants  currently  exercisable  at  December 31,  2000  are  $1.24  and  $.53, respectively.  The  weighted  average  remaining  contractual  maturities  for  those options and  warrants  currently  exercisable  at December 31, 2000 are 7.09 and 2.28 years, respectively.

                      MEDIX RESOURCES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

Note 7 - Stockholders' Equity (continued)

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

                                                                   December 31,
                                                           ----------------------------
                                                                2000            1999
                                                           ------------      ----------

Net loss - as reported                                      $(5,415,000)      $(4,847,000)
Net loss - pro forma                                        (14,259,000)       (6,136,000)
Basic loss per share - as reported                                (0.12)            (0.30)
Basic loss per share - pro forma                                  (0.34)            (0.36)

The fair  value of each  option  grant is  estimated  on the date of grant  using the
Black-Scholes  option-pricing model with the following  weighted-average  assumptions used for  grants  in 2000  and  1999  respectively:  dividend  yield of 0%;  expected volatility  of 273% and  225%,  respectively;  discount  rate of 5.5%;  and  expected lives of 10 years.

Warrants

The Company has an  obligation to issue up to 6,000,000  warrants  under an agreement with a pharmacy  management  company  for the  Company's  proprietary  software to be interfaced with core medical service  providers,  in which one of the Company's audit committee  members  is a  related  party  to the  pharmacy  management  company.  The agreement  provides  for  3,000,000  warrants  with an  exercise  price  of $.30  and
3,000,000  warrants  with an exercise  price of $.50 all expiring five years from the date of grant.  The  warrants to be issued by the  Company  are granted in  1,000,000 increments based on certain  performance  criteria.  At December 31, 1999,  1,000,000 of the  warrants  had been  granted but were not issued yet. In  connection  with the obligation to issue the 1,000,000  warrants  earned,  the Company recorded expense of
$1,364,000  valued using the  Black-Scholes  option pricing  model.  No warrants were granted during 2000.

                      MEDIX RESOURCES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

Note 7 - Stockholders' Equity (continued)

Warrants (continued)

The table below reflects the future performance criteria outlined in the agreement.

 Number of Warrant
      Shares                                 Vesting Event
 -----------------     -------------------------------------------------------------

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
   1,000,000           25,000 total Providers in the Production Programs
   1,000,000           50,000 total Providers in the Production Programs
   1,000,000           75,000 total Providers in the Production Programs
   1,000,000           100,000 total Providers in the Production Programs
 -----------

   5,000,000
 ===========

At  December  31,  2000,  the  Company  may have the  obligation  to grant  5,000,000 warrants  under the  agreement in the future if the  performance  criteria  specified are met. If these  warrants were earned  currently,  this would result in the Company recording a non-cash  expense of up to of $2,875,000  based on the Company's  current stock price as a result of these warrants being in the money.

Note 8 - Income Taxes

As of December 31, 2000,  the Company has net operating loss (NOL)  carryforwards  of
approximately  15,000,000,   which  expire  in  the  years  2000  through  2020.  The
utilization  of the NOL  carryforward  is limited to $469,000 on an annual  basis for net  operating  loss  carryforwards  generated  prior to  September  1996,  due to an effective  change  in  control,  which  occurred  as a  result  of the  1996  private placement.  As a result  of the  significant  sale of  securities  during  1999,  the
Company's net operating loss  carryforwards  will be further limited in the future to an annual  amount of $231,000 due to those  changes in control.  The Company also has a deferred tax liability of approximately  $126,000  related to capitalized  software development  costs.  The Company has  concluded it is currently  more likely than not that it will not realize its net deferred tax asset and  accordingly  has established a  valuation  allowance  of  approximately  $5,000,000.  The change in the  valuation allowance for 2000 was approximately $1,668,000.

                      MEDIX RESOURCES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

Note 9 - Loss Per Common Share

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
such imputed dividends.

                                                               December 31,
                                                       ----------------------------
                                                           2000             1999
                                                       ------------      ----------

Net loss                                                $(5,415,000)      $(4,847,000)
Preferred stock dividends - stated rate                      (1,000)           (6,000)
Preferred stock dividends - imputed discount                     -         (2,206,000)
                                                        -----------       -----------

Net loss applicable to common stockholders              $(5,416,000)      $(7,059,000)
                                                        ===========       ===========

Basic loss per common share                             $     (0.13)      $     (0.30)
                                                        ===========       ============

Weighted average shares outstanding                      41,445,345        23,384,737
                                                        ===========       ===========

Note 10 - Retirement Savings Plan

Effective  March 25,  1997,  the Company  adopted a defined  contribution  retirement savings plan,  which covers all employees age 21 or older with one thousand  hours of annual  service.  Matching  contributions  are made by the  Company at $0.25 for each
$1 that the employee contributes up to 8% of compensation during 1998.

Company contributions vest as follows:

                  Years of Service                           Vested
                  ----------------                         ----------

                       1                                        10%
                       2                                        20%
                       3                                        30%
                       4                                        40%
                       5                                        60%
                       6                                        80%
                       7                                       100%

No matching contributions were made by the Company for 2000.

                      MEDIX RESOURCES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

Note 10 - Retirement Savings Plan (continued)

The Company has certain  violations under the plan,  which are considered  reportable transactions.  The Company was  delinquent  in filing a complete  Form 5500,  and was notified  by the  Department  of  Labor to  complete  its  filing.  The  Company  has complied in filing the Form 5500  within the  specified  time  period,  however,  the
Company could be subject to certain penalties as a result.

Note 11 - Related Party Transactions

Prior to being  elected to the board of  directors  of the Company in 1999, a company affiliated  with one of the Company's  directors,  entered into agreements with us to provide  executive  search  services  and  sales  and  marketing  service  to us.  In connection  with those  agreements,  the Company issued a 3-year option to acquire up to 25,000  shares of the  Company's  common  stock at an  exercise  price of $.55 per share.  An expense of  approximately  $13,000  related to the  issuance of the option was  recorded.  The  Company  paid the related  company  approximately  $152,000  and
$71,000  during  2000  and  1999,  respectively.  In  addition,  for  service  to the
Company  as  chief  executive  officer,  and  the  above  services  provided  by  the affiliated  company,  $100,000  was accrued as of  December  31, 1999 to be paid over the next 12 months.  The Company also entered into an agreement  with the  affiliated company for rental space,  use of clerical  employees and to pay a portion of utility and telephone costs.  Rent expense for 2000 was approximately $93,000.

During 2000 and 1999, the Company paid two companies  affiliated  with another of the
Company's  directors  $118,000  and  $171,000  respectively  for services and related
expenses  and   approximately   $66,000  and  $113,000   respectively   for  software
development and web-site  hosting and  development  services and purchase of computer equipment.  The Company also  acquired a business  from a director of the Company for
$474,000 in 2000 (Note 4).

The  Company  also has an  obligation  to issue  warrants  to a  pharmacy  management company in which a member of the Company's  audit  committee is a related  party,  if certain performance criterion are met in the future (Note 7).

The  Company  has a  consulting  agreement  with one of the  Company's  directors  to assist with  marketing  of the  Company's  products.  The Company  paid the  director
$52,000 for such consulting services in 2000.

The  Company  paid  legal  fees of  $66,000 in 1999 to a law firm in which one of its members was a former director of the Company's subsidiary Cymedix Lynx Corporation.

                      MEDIX RESOURCES, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

Note 12 - Subsequent Event

The  Company has  obtained a $2.5  million  credit  facility  commitment  through the issuance of a  convertible  note  payable and common  stock  purchase  warrants.  The credit  facility  provides  that the Company can make draws  against this facility as evidenced by a convertible  promissory note payable in tranches as follows:  $750,000 upon  closing,  which  occurred  January  10,  2001;  $250,000  within  10 days of an effective  registration  statement,  which  occurred  February 13, 2001; and $500,000 draws  at the  60th  day,  the  90th  day  and  the  150th  day  from  the  effective registration  statement.  These  advances  may be made only if the  Company's  common stock  price  remains  above  $1 for  five  business  days  prior  to the  draw.  The advances  under the  convertible  note  bear  interest  at an annual  rate of 10% and provide  for  semi-annual  payments  on July  10,  2001 and  January  10,  2002.  All outstanding  balances  under  this  arrangement  are due and  payable  no later  than
January 10, 2002.  The note  payable  balance is also  convertible  at $.90 per share for up to  $750,000  and any  remaining  balance  at $1.00  per  share.  The  initial
$750,000  draw on this  arrangement  has an  imputed  discount  recorded,  which  was valued at $75,000  for the  in-the-money  conversion  feature  of the first  advance, which will be recorded as interest  expense  during the first quarter when it becomes convertible.

In  connection  with this  credit  facility  being made,  the Company  also agreed to issue  1,250,000  warrants to purchase  common  stock.  The  Company  issued  500,000 warrants upon the  execution of the  agreement,  and in  accordance  with the warrant agreement  will issue  warrants to purchase  250,000  shares of common  stock at each time the subsequent  draws of $500,000 under the credit  facility as described  above are made.  The warrants  have an exercise  price of $1.75 and terms of two years from the date of issuance.  The Company  also issued  83,333  warrants to purchase  common stock to two  finders  assisting  with the  transaction.  The  finder  warrants  have terms of two years and an exercise price of $1.75.

The  Company has imputed  values for the  500,000 and 83,333  warrants  issued to the provider  of the credit  facility  and the  finders  using the  Black-Scholes  Option pricing model.  The 500,000  warrants  issued to the provider of the credit  facility were  valued  at  $249,000  and  will be  treated  as a  discount  on the  debt to be amortized  over its  remaining  life.  The 83,333  warrants  issued to  finders  were valued at $42,000 and will be recorded  as debt issue  costs and  amortized  over the remaining  life  of  the  debt.  The  values  were  determined  using  the  following assumptions;  lives of two years,  exercise  prices of $1.75,  volatility of 117%, no dividend payments and a risk-free rate of 5.5%.

The Company  also made a second draw on the credit  facility for $250,000 in February
2001. In connection  with this draw, the Company issued  warrants to purchase  25,000 shares  to  the  finders.  The  warrants  have  been  valued  at  $12,000  using  the
Black-Scholes option-pricing model.

The  Company  also has a  commitment  to issue  150,000  warrants  to the finders for future draws on the credit facility.

The  proforma  balance  sheet  on  page  F-2  gives  effect  to the  above  financing transaction  as if the first and second  draws on this  credit  facility  occurred on
December 31, 2000.

ITEM 8.     CHANGES  IN  AND   DISAGREEMENTS   WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 9.     DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS   AND   CONTROL   PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

              Our  directors  and  executive  officers,  as of the  March  15,  2001,  and  their biographical information
 are set forth below:

         Name              Age               Position              Director Since

John R. Prufeta(1)(4)       40     President, Chief Executive             1999
                                   Officer and a Director

Patricia A. Minicucci       51     Executive Vice President for            N.A.
                                   Operations

Gary L. Smith               46     Executive Vice President and             N.A.
                                   Chief Financial Officer

Michael Knepper             37     Senior Vice President for Mergers        N.A.
                                   and Acquisitions

Brian R. Ellacott           44     Senior Vice President for                N.A.
                                   Corporate Development

Joan E. Herman(2)(3)        47     Director                                 2000

Dr. David B. Skinner(1)     65     Director                                 1999
(2)(3)

John T. Lane(1)(2)(3)(4)    58     Director and Chairman of                 1999
                                   The Board

Samuel H. Havens(4)         57     Director                                 1999

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

Gary L.  Smith.  Mr.  Smith  joined  the  Company as  Executive  Vice  President  and
Chief  Financial  Officer in December of 2000.  From 1995 to 2000, Mr. Smith was with
Provident  Group,  a  financial   advisory  firm  serving   companies   operating  in
emerging  market  countries,  where  he  was  a  principal.   Previously,  Mr.  Smith
was  an  executive  of  American   Express  Bank,  the   international   banking  arm
of  the  financial  services   conglomerate   American  Express   Corporation  (NYSE:
AXP),   where  he  held  various  senior  financial   positions,   most  recently  as
Senior  Director and Commercial  Banking Head,  London Branch.  He holds a BSc degree in Economics  from the Wharton  School and an MSc in Accounting  and Finance from the
London School of Economics.

Michael R.  Knepper.  In March 2000,  Mr.  Knepper  joined the Company as Senior Vice
President  of Mergers and  Acquisitions.  From 1997 to 1999,  Mr.  Knepper  served as vice  president  of health  technology  research for Punk,  Ziegel & Co. Mr.  Knepper
was  responsible  for  re-building  the  firm's  healthcare   technology   investment
franchise.  Prior to  joining  Punk,  Ziegel in 1997,  he was a  research  analyst at
Volpe Brown Whelan & Co. in San  Francisco.  Earlier,  Mr.  Knepper held positions as senior  software  engineer at TRW;  product support  engineer at Verdix  Corporation;
and  software  engineer  at  Honeywell  Federal  Systems.  He holds an MBA in Finance from Columbia University and an AB in Computer Science from Brown University.

Brian R.  Ellacott  In March  2000,  Mr.  Ellacott  joined the Company as Senior Vice
President  of Business  Development.  Mr.  Ellacott  served as  president of Cosmetic
Surgery  Consultants  from  November  1998 until  March  2000,  when he joined  Medix
Resources,  Inc. From 1996 to 1998 he was executive  vice  president of Alignis Inc., an  alternative  healthcare  PPO.  Before  that,  he was  president-Bibb  Hospitality
(Atlanta)  for The Bibb  Company.  Mr.  Ellacott  began his career in  healthcare  at
Baxter  International/American  Hospital  Supply  where he held  numerous  positions,
including   director  of  national   accounts   (Chicago);   director  of   marketing
(Australia);  director of marketing  (Canada);  systems  manager  (Canada);  regional manager  (British  Columbia);  and product manager  (hospital  products).  He holds a
B.A. in  Business  Administration,  with  Honors,  from  Wilfrid  Laurier  University
(Waterloo, Canada).

Joan E. Herman Ms Herman is the Group  President of  WellPoint's  Senior,  Specialty,
and State Sponsored  Programs  division and is responsible for the Company's  Dental,
Life  &  AD&D,  Pharmacy,  Behavioral  Health,  Workers'  Compensation  Managed  Care
Services,  Senior Services,  and Disability  businesses.  She is also responsible for
WellPoint's  State Sponsored  Programs,  which include MediCal and Healthy  Families.
In 1999,  a  Wellpoint  affiliate  entered  into an  agreement  with the  Company  to implement a pilot  program for the  introduction  of Cymedix(R)software to healthcare providers  identified by such  affiliate.  Ms.  Herman serves on the Company's  Board of  Directors  pursuant to the terms of that  agreement.  Prior to joining  WellPoint in 1998, Ms. Herman was the senior vice president,  Strategic  Development and senior vice  president,  Group  Insurance  for Phoenix Home Life Mutual  Insurance  Company.
Ms.  Herman has served as chairman of the board of  Leadership  Greater  Hartford and been a member of the board of  directors of the American  Academy of  Actuaries,  the
American  Leadership  Forum, the Hartford Ballet,  the Greater Hartford Arts Council,
and the Children's  Fund of Connecticut.  She is a member of the American  Academy of
Actuaries  and a Fellow  of the  Society  of  Actuaries.  Ms.  Herman  holds an MA in
Mathematics  from Yale University,  an MBA from Western New England  College,  and an
A.B. in mathematics from Barnard College.

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
Earlier,  he held a number of  positions in the J. P. Morgan  organization,  which he joined in 1968.  Since  retiring  from J.P.  Morgan,  Lane has served as a consultant to various  organizations.  Mr.  Lane  currently  serves on the Boards of Acme Metals
Incorporated and Biospecifics  Technologies  Corp.,  whose common shares are publicly traded.  Mr.  Lane holds an MBA degree  from the  University  of  Michigan,  and a BA degree from Dartmouth College.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section  16(a) of the  Securities  Exchange Act of 1934,  as amended,  requires directors and executive  officers,  and persons who own more than 10% of a registered class  of a  company's  equity  securities,  to file  with the U. S.  Securities  and
Exchange   Commission  initial  reports  of  ownership  and  reports  of  changes  in ownership  of the  Company's  common  stock and other  equity  securities.  Officers, directors and greater than 10%  shareholders  are required by Securities and Exchange
Commission  regulations  to furnish  the Company  with  copies of all  Section  16(a)
reports  they file.  Based  solely upon such  reports,  we believe  that none of such persons failed to comply with the  requirements of Section 16(a) during 1999,  except for Gary Smith,  who  inadvertently  filed his Form 3 late, and David Pfeil, a former officer and director, who inadvertently filed a Form 4 late.

ITEM 10.    EXECUTIVE COMPENSATION

Executive Officer Compensation

Summary   Compensation   Table.  The  following  table  sets  forth  the  annual  and long-term  compensation  for services in all  capacities to the Company for the three years ended  December 31, 2000,  awarded or paid to, or earned by our  President  and our four other most highly compensated officers (the "Named Officers").

                                        Annual                       Long-Term
                                        -------
                                   Compensation
                                   ------------
                                                                   Compensation
                                                                   ------------
Name and Principal  Fiscal      Salary       Bonus      Other(1)       Securities
                    -------     ------       -----      --------
     Position         Year                                            Underlying
     --------         ----
                                                                   Options/Warrants

                                                                   (Shares)
                                                                   --------
John R. Prufeta       2000    $120,000         0                      600,000
President and CEO     1999    $171,000(2)      0                      925,000

David R. Pfeil,       2000    $165,385     $100,000                         0
former Executive      1999    $287,000(4)      0                      800,000
Vice President and
CTO and President
and COO of
Subsidiary(3)

Patricia A.           2000    $163,846         0                      400,000
Minicucci
Executive Vice
President for
Operations

Michael W. Knepper    2000     $146,731        0                      400,000
Senior Vice
President for
Mergers and
Acquisitions

Brian R. Ellacott     2000     $125,769        0                      150,000
Senior Vice
President for
Business
Development

John P. Yeros,        2000     $ 77,500(5)     0                         0
former Chairman,      1999     $199,650        0       $291,495(5)       0
President and CEO     1998     $180,442        0                      500,000

------------
(1)  Other  annual  compensation,  except  as  noted,  is made up of  automobile allowances,  and disability and health insurance premiums,  in amounts less than 10% of the officer's annual salary plus bonus.
(2)  During 1999, Mr. Prufeta served as a consultant to the Company  pursuant to a  consulting  agreement  between the Company  and his  employer,  Creative
     Management  Strategies,  Inc., which company was paid or accrued the amount shown above and received options to purchase 25,000 shares of Common Stock, included in the amount shown. He became an employee of the Company in early
     2000.
(3)  Mr. Pfeil resigned as an employee, officer and director of both the Company and its  subsidiary,  Cymedix  Lynx  Corporation,  effective as of March 2,
     2001.
(4)  During  2000 and 1999,  we paid two  companies  affiliated  with Mr.  Pfeil approximately  $184,000 and $284,000 respectively for Mr. Pfeil's services, for travel related  expenses and software  development and web-site hosting and development  services and purchase of computer equipment.  He became an employee of the Company in early 2000 and resigned effective March 2, 2001.
(5)  John P. Yeros,  resigned as  President,  Chairman of the Board of Directors and as a Director on March 1, 2000. On that date he entered into a 21-month
     Consulting  Agreement  with us, which was  terminated in November 2000. The compensation shown above under "Salary" was paid while still an employee of the Company and the amount shown under "Other" was paid as  consulting  and termination fees.

      Stock  Option  Awards.  In August  1999,  our Board of  Directors  approved and authorized  our 1999 Stock Option Plan (the "1999 Plan"),  which is intended to grant either  non-qualified  stock options or incentive stock options,  as described below.
In 2000,  the 1999 Plan was  approved  by our  shareholders.  The purpose of the 1999
Plan is to enable our company to provide  opportunities  for certain officers and key employees to acquire a proprietary  interest in our company,  to increase  incentives for such  persons to  contribute  to our  performance  and  further  success,  and to
attract  and  retain   individuals   with   exceptional   business,   managerial  and
administrative   talents,   who  will   contribute  to  our   progress,   growth  and
profitability.

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

      As of March 1, 2001,  we had issued  4,616,085  shares of our Common Stock upon exercise  of  options  to  current  or  former  employees  and  directors,  and  have
6,145,976 shares currently  covered by outstanding  options held by current or former employees  and  directors,  with  exercise  prices  ranging form $.19 to $4.97.  Such options have been granted under the 1999 Plan and earlier stock option plans.

      Option information for fiscal 2000 relating to the Named Officers is set forth below:

                       Option Grants in Fiscal 2000
                      -------------------------------
                      Number of Shares  Percentage of
                      of Common Stock   Total Options
                         Underlying      Granted to
                          Options        Employees
                        Granted in           in        Exercise     Expiration
       Name                 2000            2000         Price         Date
------------------          ----            ----        ------      ---------
John R. Prufeta            600,000          27.0%        $4.97      10/13/09
David R. Pfeil                0              0%
Patricia A. Minicucci      400,000          18.0%        $4.97        3/1/05
Michael W. Knepper         400,000          18.0%        $3.97       2/10/05
Brian R. Ellacott          150,000           6.8%        $3.97       2/10/05

                                                   Number of Shares        Value of Unexercised
                                               Underlying Unexercised      In-the-Money Options
                                                 Options at Year-End          at Year-End(1)
                         Shares      Value   --------------------------  ---------------------------
      Name             Exercised   Realized  Exercisable  Unexercisable  Exercisable   Unexercisable
-------------------    ---------   --------  -----------  -------------  -----------   -------------
John R. Prufeta            0           0      775,000      750,000       $446,875        $250,000
David R. Pfeil          250,000    $325,625   550,000         0          $398,750            0
Patricia A. Minicuccu      0           0      250,000      150,000           0              0
Michael W. Knepper         0           0      400,000         0              0              0
Brian R. Ellacott          0           0      100,000       50,000           0              0
--------------

(1)  The dollar values are  calculated by  determining  the  difference  between
     $1.125 per share, the fair market value of the Common Stock at December 31,
     2000, and the exercise price of the respective options.
(2)  Includes  options covering 25,000 of these shares were granted to a company that is an affiliate of Mr.  Prufeta for  executive  search  services.  The
     Company  has no  retirement,  pension  or  profit-sharing  program  for the benefit of its directors,  executive  officers or other employees,  but the
     Board of Directors  may recommend one or more such programs for adoption in the future.

      Employment Agreements.

      On March 1, 2000, the then current  Employment  Agreement of Mr. John P. Yeros, our former  Chairman,  President and CEO, was terminated by mutual  agreement and Mr.
Yeros  resigned as  President,  Chairman of the Board and a Director of the  Company.
At the same time,  Mr.  Yeros and the Company  entered  into a  Consulting  Agreement with a an 21-month  term,  pursuant to which we retained Mr. Yeros'  services for the
Company,  on a part-time  basis, to undertake  special  projects from time to time as directed by the Company's  President and CEO.  Under the  Consulting  Agreement,  Mr.
Yeros was  compensated at the same levels  provided for in the terminated  Employment
Agreement.  In  November  2000,  Mr.  Yeros and the  Company  executed a  Termination
Agreement  that  terminated  the  Consulting  Agreement  and  Mr.  Yeros'  consulting services to the Company.

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

      Mr.  Pfeil's  Employment  Agreement,  which had an  initial  term of two years, ending on January 31, 2002,  provided that he was  compensated  at the base salary of
$200,000 in 2000,  and  $220,000 in 2001.  His  Employment  Agreement  was  initially with the Company's  wholly-owned  subsidiary,  Cymedix Lynx Corporation,  and he will hold the positions of President and Chief  Operating  Officer of the  subsidiary.  By amendment  dated as of November  24, 2000,  Medix was made a party to his  Employment
Agreement and he received the title  Executive  Vice  President and Chief  Technology
Officer  of  Medix.  In  each  capacity,  he  reported  to the  President  and CEO of
Medix.  Pursuant  to his  Employment  Agreement,  as  amended,  Mr.  Pfeil  has  been granted  options to purchase  200,000  shares of the  Company's  Common Stock at $.50 per share,  which have vested.  His Employment  Agreement,  as amended,  provided for termination  at any time by either  party upon 10 days notice.  Mr.  Pfeil  exercised his right to terminate  his  employment as an employee and officer,  effective  March
2, 2001.  As provided in the  Employment  Agreement,  as amended,  upon  termination,
Medix paid  $100,000  to Mr.  Pfeil,  a portion of which was used to  exercise  stock options to purchase  Common  Stock.  In addition,  Mr. Pfeil has committed to provide the Company  with up to 120 days of  transition  services,  if and when he leaves the employ of Medix.  The  Employment  Agreement  also contains a  non-compete  provision that  extends  for a period  of one year  after  termination  or  resignation  of the
employee,   subject  to  certain  conditions,  as  well  as  certain  confidentiality provisions.

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
pay.

      Mr.  Smith's  Employment  Agreement,  which has an  initial  term of two years, ending on December 11, 2002,  provides that he will be  compensated  at the salary of
$200,000  annually.  He will hold the position of Executive  Vice President and Chief
Financial  Officer,  and report to the President and CEO.  Pursuant to his Employment
Agreement,  he has been granted  options to purchase  250,000  shares of Common Stock at $1.125 per share,  which vest over the 2-year  term of his  Employment  Agreement.
His Employment  Agreement  provides for  termination at any time by the employee with or without  cause or by the Company  with cause.  The  Employment  Agreement  is also subject to  termination  by the Company  without cause after the initial  one-year of the term,  subject to the right of the  employee to continue to receive  compensation for 6 months.  The Employment  Agreement  also contains a non-compete  provision that
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

Director Compensation

      The  Company has adopted  the policy of  compensating  non-employee  Directors,
$1,000 for attending  each regular  quarterly  Board meeting in person,  and $250 for attendance  at  Board  meetings  by  telephone.  The  Board  of  Directors  has  also authorized payment of reasonable travel or other  out-of-pocket  expenses incurred by non-employee  Directors for attending  Board or committee  meetings.  Notwithstanding this  policy,  during  2000,  payments to  directors  were  significantly  below this level.  Ms. Joan Herman  waived her Director  fees  altogether,  and other  Directors elected to  eliminate  their fees for some portion of the year.  As a result,  during
2000,  Ms. Joan Herman,  Mr.  Samuel  Havens,  Dr. David Skinner and Mr. John T. Lane
were each paid $0, $3,750,  $3,750, and $3,750,  respectively,  for their services to the  Company  as  Directors.  During  2000,  the Board  held  three  in-person  Board meetings  and  nine  telephonic  Board  meetings,  as  well,  as  numerous  committee meetings.  From time to time,  the Board of Directors  grant  non-employee  Directors options to acquire shares of Common Stock as  compensation  for their services to the
Company as  Directors.  During  2000,  we did not grant any  options to  non-employee
Directors.   During  2000,  we  paid  Mr.  Havens  $52,000  in  fees  for  consulting services.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The  following  table  sets  forth  certain  information  regarding  beneficial ownership  of  Common  Stock  as of March 1,  2001 by (i)  each  person  known by the
Company  to own  beneficially  more  than 5 % of the  outstanding  shares  of  Common
Stock. (ii) each director,  named executive officer and (iii) all executive  officers and  directors as a group.  On such date, we had  47,770,300  shares off Common Stock outstanding.  Shares not outstanding but deemed  beneficial1y  owned by virtue of the right of any  individual to acquire  shares within 60 days are treated as outstanding only when  determining  the  amount  and  percentage  of Common  Stock  owned by such individual.  Each person has sole  voting and  investment  power with  respect to the shares shown, except as noted.

     Name and Address            Number of Shares         Percentage of Class
     ----------------            ----------------         -------------------

       John P. Yeros               2,654,262(1)                  5.38%
    9763 S. Tall Grass
          Circle
    Lone Tree, Colorado

      John R. Prufeta              1,623,000(2)                  3.34%
    305 Madison Avenue
    New York, New York

      David R. Pfeil                860,400(3)                   1.78%
 72 Brunswick Woods Drive
East Brunswick, New Jersey

       John T. Lane                 550,000(4)                   1.14%
      94 Sixth Street
  Garden City, New Jersey

   Dr. David B. Skinner             200,000(5)                     *
   525 East 68th Street
    New York, New York

     Samuel H. Havens               200,000(5)                     *
   58 Winged Foot Drive
  Livingston, New Jersey

      Joan E. Herman                 None(6)                      0%
     One Wellpoint Way
 Thousand Oaks, California

       Gary L. Smith                75,000(5)                      *
    305 Madison Avenue
    New York, New York

   Patricia A. Minicucci            250,000(5)                     *
    305 Madison Avenue
    New York, New York

    Michael G. Knepper              430,000(7)                     *
    305 Madison Avenue
     New York, New York

      Brian Ellacott                100,000(5)                     *
    101 Village Parkway
       Building One
     Marietta, Georgia

All directors and executive officers                             8.65%
 as a group (10 persons)    4,288,400
*Less than 1% of the outstanding shares
-------------------

(1)  Mr.  Yeros  owns  1,082,120  shares of  Common  Stock,  with the  remainder available upon the exercise of warrants and options held by him
(2)  Mr.  Prufeta  owns  748,000  shares of  Common  Stock,  with the  remainder available upon the exercise of warrants and options held by him.
(3)  Mr. Pfeil owns 560,400 shares of Common Stock, with the remainder available upon  the  exercise  of  options  held by him.  Mr.  Pfeil  resigned  as an employee,  officer and  director  of both the  Company and its  subsidiary,
     Cymedix Lynx Corporation, effective as of March 2, 2001.
(4)  All of Mr. Lane's  reported  holdings are available  upon the conversion or exercise of convertible  preferred stock, warrants and options held by him, including 50 shares of the Company's  1999 Series B  Convertible  Preferred
     Stock (2.73% of the outstanding shares of that class), and 25 shares of the
     Company's  1999  Series  C  Convertible   Preferred  Stock  (1.25%  of  the
     outstanding shares of that class).
(5)  Represents   shares  of  Common  Stock   available  upon  the  exercise  of
     outstanding options.
(6)  Ms. Herman has declined the grant of any options.
(7)  Mr.  Knepper  owns  30,000  shares  of  Common  Stock,  with the  remainder available upon the exercise of options held by him.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      We have adopted a policy that any  transactions  with  directors or officers or any  entities in which they are also  officers or  directors  or in which they have a financial  interest,  will only be on terms that  would be reached in an  arms-length transaction,  consistent  with  industry  standards and approved by a majority of our disinterested  directors.  This policy  provides  that no such  transaction  shall be either  void or  voidable  solely  because of such  relationship  or interest of such directors  or officers or solely  because such  directors  are present at the meeting of the Board of Directors or a committee  thereof that approves such  transaction  or solely  because  their votes are counted for such  purpose.  In addition,  interested directors  may be counted in  determining  the  presence  of a quorum at a meeting of the Board of  Directors  or a committee  thereof that  approves  such a  transaction.
We have also  adopted a policy that any loans to officers,  directors  and 5% or more shareholders are subject to approval by a majority of the disinterested directors.

      Before Mr.  Prufeta  was  elected to our Board of  Directors  in 1999,  OnPoint
Partners  (formerly  known as  Creative  Management  Strategies)  ("OPP"),  a company partially  owned by Mr. John  Prufeta,  entered  into  agreements  with us to provide executive  search  services  and sales and  marketing  services to us. In  connection with those  agreements,  we issued a 3-year  option to acquire up to 25,000 shares of our Common  Stock at an  exercise  price of $0.55 per share to OPP. We also paid such company $71,000 during 1999. In addition,  for Mr.  Prufeta's  service to us as Chief
Executive  Officer  until he became a  full-time  employee,  and the  above  services provided by the  affiliated  company,  we have paid  $110,000 to OPP in 2000.  At the time Mr.  Prufeta  became a  full-time  employee  of the  Company in January of 2000,
such   agreements  with  OPP  were   terminated.   During  2000,  we  have  paid  OPP
approximately  $ 93,000 as  reimbursements  for rents and  services  for our New York office  space,  which is leased  in the name of OPP.  In  addition,  we have paid OPP employee  search fess of  approximately  $ 152,000  during 2000,  for their  employee search  services.  OPP is a  recognized  provider of executive  and  employee  search services to all areas of the health  care  industry,  and  provides it services to us at standard  rates.  The Board of  Directors,  through the Audit  Committee,  reviews and approves of our contractual arrangements with OPP.

      During  1999,  we  paid  two  companies   affiliated   with  Mr.  David  Pfeil,
approximately   $135,000  for  Mr.  Pfeil's   services,   approximately   $36,000  in
reimbursements  for his travel and related expenses,  and approximately  $113,000 for software  development and web-site hosting and development  services and purchases of computer equipment.  During 2000, we have paid such companies  approximately  $54,000 for  software  development  services,  $12,000  for travel and related  expenses  and
$118,000 for purchases of computer equipment.

      On March 15,  2000,  our  subsidiary,  Cymedix  Lynx  Corporation,  merged with
Automated Design Concepts,  Inc.  ("ADC"),  which had been wholly-owned by Mr. Pfeil.
Mr. Pfeil  received  $100,000 in cash and 60,400 shares of our common stock valued at
$374,000,   as  consideration   for  such   acquisition.   In  connection  with  that
acquisition,  we leased certain office spaced used by the acquired  business from Mr.
Pfeil and his wife.  The lease has a term  two-year  term  ending  February  28, 2002 and  provides  for rental  payments  at the rate of $1,000  per month.  The lease was terminated  effective  April 1, 2001.  Prior to the merger,  the leased  offices were used by ADC and  another  company  owned by Mr.  Pfeil,  who moved from a  consulting role to positions as President and Chief  Operating  Officer of Cymedix in connection with the merger.

      During 1999, we entered into an agreement  with Wellpoint  Pharmacy  Management
("WPM") to implement a pilot  program for the  introduction  of Cymedix(R)software to
healthcare   providers   identified  by  WPM.  After  the  required  testing  of  the software,  the  agreement  provides for a production  program to install the software broadly among WPM managed  providers.  The  agreement  provides that the Company will
nominate  a  representative   of  WPM  to  be  elected  to  the  Company's  Board  of
Directors.  Ms. Herman is that  representative.  The agreement  also provided the WPM would be granted  warrants  covering up to 6,000,000  shares of Common  Stock,  which vest upon the  occurrence of certain  performance  criteria.  The agreement  provides for the grant of warrants  covering  3,000,000 shares with an exercise price of $0.30 per share,  and warrants  covering  3,000,000  shares with an exercise price of $0.50 per share,  all  expiring  five years from the date of grant.  The  warrants  vest in
1,000,000 share  increments.  At March 1, 2001,  warrants  covering  1,000,000 shares
had  vested.  The  following  table  reflects  the  remaining   performance  criteria
outlined in the agreement.

   Shares                                    Vesting Event

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
 1,000,000           25,000 total Providers in the Production Programs
 1,000,000           50,000 total Providers in the Production Programs
 1,000,000           75,000 total Providers in the Production Programs
 1,000,000           100,000 total Providers in the Production Programs

      During 1998, in connection  with its  acquisition  of the  predecessor  Cymedix
Corporation,  the  Company  assumed  an  obligation  to pay the law  firm of  Douglas
Stahl,  Esq., a former  director of the Company,  $82,127 in fees and  reimbursements owed to it by Cymedix  Corporation.  During  1998,  the Company paid $32,978 of those fees and fees for additional  legal  services to Mr.  Stahl's firm.  During 1999, the
Company paid Mr. Stahl's firm $66,355.

      We have entered into a  consulting  agreement  with Mr.  Samuel  Havens,  which provides  that we pay Mr.  Havens  $5,000 per month for his  consulting  services  in connection  with the  marketing of our software  products.  During 2000,  we paid Mr.
Havens  $52,000  for his  services.  As of March 9, 2001,  Mr.  Havens has elected to forego payment for his consulting services indefinitely.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits  required  by Item 601 of  Regulation  S-B.  We will  furnish to ours  shareholders,  a copy of any of the exhibits  listed below upon payment of $.25 per page to cover the costs of the Company of furnishing the exhibits.

Exhibit No. Description
----------  -----------

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

3.1.9       Articles  of   Amendment  to   Articles   of    Incorporation    of   the
            Company as filed on  November  14,  1997 with the  Secretary  of State of the State of Colorado,  incorporated  by  reference  to Exhibit  3.1.9 to the Company's Form 10-KSB filed with the SEC on March 30, 1998.

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

3.1.12      Articles of Amendment  of Articles of Incorporation establishing the 1999
            Series  A  Convertible  Preferred Stock as filed on April 21, 1999,  with
            Secretary of State of the State of Colorado, incorporated by reference to
            Exhibit  3.1.12  to  the  Company's  Form  10-KSB,  filed with the SEC on
            March 30, 2000.

3.1.13      Articles  of  Amendment  of  Articles  of  Incorporation  increasing  the authorized  capital  of the  Company  as  filed on June  11,  1999,  with
            Secretary  of State of the State of Colorado,  incorporated  by reference to Exhibit  3.1.13 to the  Company's  Form 10-KSB,  filed with the SEC on
            March 30, 2000.

3.1.14      Articles  of  Amendment of Articles of Incorporation establishing the 1999
            Series  B  Convertible  Preferred  Stock as filed on July 22, 1999,   with
            Secretary of State of the State of Colorado,  incorporated by reference to
            Exhibit 3.1.14 to the Company's Form 10-KSB, filed with the SEC on March 30,
            2000.

3.1.15      Articles of  Amendment  of Articles of  Incorporation  establishing the 1999  Series C  Convertible  Preferred  Stock as filed on January 21,
            2000,  with Secretary of State of the State of Colorado,  incorporated by reference to Exhibit  3.1.15 to the  Company's  Form  10-KSB,  filed with the SEC on March 30, 2000.

3.1.16      Articles of Amendment of Articles of  Incorporation  increasing the authorized  capital  of the  Company  as filed on March  22,  2000,  with
            Secretary  of State of the State of Colorado,  incorporated  by reference to Exhibit  3.1.16 to the  Company's  Form 10-KSB,  filed with the SEC on
            March 30, 2000.

3.2         Amended and Restated  By-Laws of the Company,  incorporated by reference to Exhibit 3.2.2 to Amendment No. 1 to the  Registration  Statement filed with the SEC on August 15, 1994.

4.1         Form of  specimen  certificate  for  common  stock of the  Company, incorporated  by reference to Exhibit 4.1. to the  Company's  Form 10-KSB filed with the SEC on March 30, 1998.

4.2         Form  of 1996  Unit  Warrant,  incorporated  by  reference  to  Exhibit  4.1 to
            Amendment  No. 1 to the  Registration  Statement  of the  Company on Form
            S-3 filed with the SEC on October 10, 1996.

4.3         Warrant  issued  January  28,  1997 to  Millenco,  L.P,  Incorporated  by
            reference  to Exhibit 4.9 to the  Company's  Form  10-KSB  filed with the
            SEC on March 31, 1997.

4.4         Form of 1997 Unit Warrant,  incorporated  by reference to Exhibit 4.11 to the Company's Form 10-KSB filed  with the SEC on March 31, 1997.

4.5         Form of  Warrant  issued  with the 1999  Series  A, B, and C  Convertible
            Preferred  Stock,  incorporated  by  reference  to  Exhibit  4.7  to  the
            Company's Form 10-KSB, filed with the SEC on March 30, 2000.

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
            30, 1998.

10.2.4      1999  Stock  Option  Plan,  adopted  by the Board of  Directors  on
            August 16,  1999,  as amended,  authorizing  10,000,000  shares of common stock for issuance under the Plan.*

10.3        Asset  Purchase  Agreement,  dated as of  January  31,  1997 by and among
            Colorado  Therapists on Call, Inc.,  Professional  HealthCare  Providers,
            Inc.,  CoreStaff,  Inc.  and the  Company,  incorporated  by reference to
            Exhibit 2.1 to the Form 8-K of the Company filed on February 14, 1997.

10.4        Form of  Registration  Rights/Purchase  agreement  relating  to 1997 unit offering,  incorporated  by reference to Exhibit  10.21 to the  Company's
            Form 10-KSB filed with the SEC on March 31, 1997.

10.5        Agreement of Purchase  and Sale  (Assets),  dated as of  September 1, 1997,  by and between  National  Care  Resources,  Inc.  and Life  Source  Service,
            Inc.,  incorporated  by  reference to Exhibit 2.1 in the  Company's  Form
            10-QSB for the  Quarterly  Period ended  September  28, 1997,  filed with the SEC on November 14, 1997.

10.6        Purchase and Sale Agreement,  between  International  Nursing  Services,  Inc.,
            National Care Resources - New York, Inc.,  National Health  Enterprises -
            NV, Inc.,  and  National  Health  Enterprises,  Inc.,  dated  October 19,
            1997,  incorporated  by  reference  to  Exhibit  99.1  to  the  Company's
            Current Report on Form 8-K filed with the SEC on November 26, 1997.

10.7        Agreement  and  Plan  of  Merger,   dated  as  of  November  17,  1997,   among
            International  Nursing  Services,  Inc.,  Cymedix  Lynx  Corporation  and
            Cymedix  Corporation,  incorporated  by  reference  to Exhibit 2.1 to the
            Company's  Current  Report on Form 8-K filed with the SEC on December 24,
            1997.

10.8        Amendment  No. 1 to  Agreement  and Plan of Merger,  dated as of  December  10,
            1997,  among   International   Nursing  Services,   Inc.,   Cymedix  Lynx
            Corporation  and  Cymedix  Corporation,   incorporated  by  reference  to
            Exhibit 2.2 to the  Company's  Current  Report on Form 8-K filed with the
            SEC on December 24, 1997.

10.9        Purchase and Sale  Agreement,  dated  September  14, 1998,  among  Premier Home
            Health Care Services,  Inc.,  National Care Resources-New York, Inc., and
            Medix  Resources,  Inc.,  incorporated  by reference to Exhibit  10.23 to the Company's Form 8-K, filed with the SEC on September 28, 1998.

10.10       Employment  Agreement between the Company and Mr. John R. Prufeta,  dated as of
            December  1, 1999,  incorporated  by  reference  to Exhibit  10.16 to the
            Company's Form 10-KSB, filed with the SEC on March 30, 2000.

10.11       Employment  Agreement  between the Company and Mr. David R. Pfeil,  dated as of
            December  1, 1999,  incorporated  by  reference  to Exhibit  10.17 to the
            Company's Form 10-KSB, filed with the SEC on March 30, 2000.

10.12       Employment  Agreement between the Company and Mr. Michael G. Knepper,  dated as of February 11, 2000,  incorporated  by reference to Exhibit 10.18 to the
            Company's Form 10-KSB, filed with the SEC on March 30, 2000.

10.13       Employment  Agreement  between the Company and Mr. David Kinsella,  dated as of
            September 27, 1999,  and as amended as of January 26, 2000,  incorporated by reference to Exhibit  10.19 to the Company's  Form 10-KSB,  filed with the SEC on March 30, 2000.

10.14       Consulting  Agreement  between the  Company and Mr. John P. Yeros,  dated as of
            March  1,  2000,  incorporated  by  reference  to  Exhibit  10.20  to the
            Company's Form 10-KSB, filed with the SEC on March 30, 2000.

10.15       Employment  Agreement  between the Company and Mr. Brian R. Ellacott,  dated as of February 11, 2000,  incorporated  by reference to Exhibit 10.21 to the
            Company's Form 10-KSB, filed with the SEC on March 30, 2000.

10.16       Employment  Agreement between the Company and Ms. Patricia A. Minicucci,  dated as of February 15, 2000,  incorporated  by reference to Exhibit  10.22 to the Company's Form 10-KSB, filed with the SEC on March 30, 2000.

10.17       Asset  Purchase  Agreement,   dated  as  of  February  19,  2000,  among  Medix
            Resources,   Inc.,   Medical  Staffing  Network,   Inc.,   National  Care
            Resources - Texas,  Inc.,  National Care  Resources - Colorado,  Inc. and
            TherAmerica,  Inc.,  incorporated  by  reference  to Exhibit  10.2 to the
            Company's Form 8-K, filed with the SEC on March 7, 2000.

10.18       Agreement  and  Plan  of  Merger,  dated  as of  March  8,  2000,  among  Medix
            Resources,  Inc.,  Cymedix Lynx  Corporation,  Automated Design Concepts,
            Inc. and David R. Pfeil,  incorporated  by reference to Exhibit  10.24 to the Company's Form 10-KSB, filed with the SEC on March 30, 2000.

10.19       Consulting  Agreement  between the Company and Mr.  Samuel H. Havens,  dated as of October 1, 1999,  incorporated  by reference  to Exhibit  10.25 to the
            Company's Form 10-KSB, filed with the SEC on March 30, 2000.

10.20       Executive  Employment  Agreement  between  the  Company  and Mr. Gary L. Smith, dated as of December 11, 2000*

10.21       Amendment to Executive  Employment  Agreement  among the Company,  Cymedix Lynx
            Corporation  and  David  R.  Pfeil,   dated  as  of  November  24,  2000,
            incorporated  by  reference to Exhibit  99.2 to the  Company's  Form 8-K, filed with the SEC on December 11, 2000.

10.22       Securities   Purchase    Agreement,    dated   as   of   December   29,   2000,
            between      RoyCap     Inc.     and     Medix      Resources,      Inc.,
            incorporated  by  reference  to Exhibit  10.1 to the  Company's  form S-2 registration Statement filed with the SEC on January 29, 2001.

10.23       Convertible  Note of Medix  Resources,  Inc.,  dated as of December 29, 2000 in the  principal  amount  of up to  $2,500,000,  in favor of  RoyCap  Inc., incorporated  by  reference  to Exhibit  10.2 to the  Company's  form S-2 registration Statement filed with the SEC on January 29, 2001.

10.24       Registration    Rights   Agreement,    dated   as   of   December   29,   2000,
            between      RoyCap     Inc.      and     Medix      Resources,      Inc.
            incorporated  by  reference  to Exhibit  10.3 to the  Company's  Form S-2
            Registration Statement filed with the SEC on January 29, 2001.

10.25       Warrant  Agreement,  dated as of December  29,  2000,  between  RoyCap Inc. and
            Medix Resources,  Inc.,  incorporated by reference to Exhibit 10.4 to the
            Company'sForm  S-2  Registration  Statement filed with the SEC on January
            29, 2001.

10.26       Termination  Agreement,  dated as of November 7, 2000 between the Company and John P. Yeros.*

21.         Subsidiaries of the Company.*

23.         Consent of Ehrhardt  Keefe  Steiner & Hoffman PC,  independent  certified
            public   accountants   for  the   Company,   to  the   incorporation   by
            reference  of its report  dated February 10, 2001, appearing elsewhere in this From 10-KSB into the Company's  Registration  Statements on Form S-2
            (Reg. Nos. 333-85483 and 333-54476),  Registration  Statement on Form S-3
            (Reg.  No.  333-32308) and  Registration  Statement on Form S-8 (Reg. No.
            333-31684).*
--------------
*Filed herewith

(b)   Reports on Form 8-K.  The Company filed seven reports on Form 8-K during the
      -------------------
last quarter of 2000 as follows:

1.  Report  filed  with  the SEC on  October  5,  2000,  reporting  under  Item 5 the issuance  of  a  press  release  announcing  the  successful  co-sponsorship  of  the
first  Annual  Tahoe  Summit  on  Healthcare   Internet Connectivity.

2.  Report  filed  with the SEC on  November  16,  2000,  reporting  under Item 5 the issuance  of a  press  release  announcing  the  availability  of  Medix's  Universal
Interface  with ParkStone's  hand-held  application for physicians.

3.  Report  filed  with the SEC on  November  20,  2000  reporting  under  Item 5 the issuance of a press release  announcing  the financial  results for the third quarter of fiscal 2000.

4.  Report  filed  with the SEC on  December  11,  2000  reporting  under  Item 5 the issuance of a press release announcing key  organizational  changes and the hiring of a chief financial officer.
 .

                                     SIGNATURES

      In  accordance  with  Section  13 or 15(d) of the  Securities  Exchange  Act of
1934,  the Registrant  caused this report to be signed on behalf by the  undersigned, thereunto duly authorized on March 16, 2001.

                                    MEDIX RESOURCES, INC.

                                    By:   /s/John R. Prufeta_
                                        ---------------------
                                        John R. Prufeta, President and CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

      Signature                     Title                           Date
      ---------                     -----                           ----

 /s/John R. Prufeta             President and Chief
                                Executive Officer
                                (Principal Executive Officer)   March 16, 2001

/s/Gary L. Smith                Executive Vice President and    March 16, 2001
   Gary L. Smith                and Chief Financial Officer
                                (Principal Accounting and
                                Financial Officer)

/s/Joan E. Herman               Director                        March 16, 2001
   Joan E. Herman

/s/David B. Skinner             Director                               March 16, 2001
Dr. David B. Skinner

/s/John T. Lane                 Director                               March 16, 2001
   John T. Lane

 /s/Samuel H. Havens            Director                               March 16, 2001
    Samuel H. Havens