Form 10-Q
period 2001-03-31
MEDIX RESOURCES INC
filed 2001-05-14
CIK 890784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

Commission File Number:                         0-24768

                                MEDIX RESOURCES, INC.
               (Exact name of issuer as specified in its charter)

            Colorado                                        84-1123311
(State or other jurisdiction of                 (I.R.S. Employer Identification No.)
 incorporation or organization)

 305 Madison Avenue, Suite 2033, New York, New York             10165
(Address of principal executive offices)                              (Zip Code)

                                  (212) 697-2509
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
past 90 days.     [X] Yes           [  ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 2001.

            Common Stock, $0.001 par value         48,634,938
                        Class                      Number of Shares

                              MEDIX RESOURCES, INC.

                                   INDEX

PART I.  Financial Information

          Item 1. Financial Statements

                  Consolidated Balance Sheets - March 31, 2001 (Unaudited) and
                   December 31, 2000

                  Unaudited Consolidated Statements of Operations -- For the Three
                   Months Ended March 31, 2001 and March 31, 2000

                  Unaudited Consolidated Statements of Cash Flows -- For the Three Months
                   Ended March 31, 2001 and March 31, 2000

                  Notes to Unaudited Consolidated Financial Statements

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II.  Other Information

          SIGNATURES

          Index to Exhibits

                              MEDIX RESOURCES, INC

                          Consolidated Balance Sheets

                                                            March 31,      December 31,
                                                               2001            2000
                                                           -----------     -----------
                                                           (Unaudited)
                                         Assets
Current assets
  Cash and cash equivalents                                $   412,000     $ 1,007,000
  Accounts receivable, net                                      41,000          49,000
  Prepaid expenses and other                                   170,000         225,000
                                                           -----------     -----------
      Total current assets                                     623,000       1,281,000

Software development costs, net                                515,000         371,000
Property and equipment, net                                    451,000         418,000
Intangible assets, net                                       2,960,000       3,019,000
                                                           -----------     -----------

Other assets                                                    49,000              -
                                                           -----------     ----------

Total assets                                               $ 4,598,000     $ 5,089,000
                                                           ===========     ===========

                          Liabilities and Stockholders' Equity
Current liabilities
  Notes payable                                            $    68,000     $   137,000
  Convertible note payable, net of discount of $262,000        638,000              -
  Accounts payable                                             213,000         159,000
  Accrued expenses                                             560,000         591,000
                                                           -----------     -----------
      Total current liabilities                              1,479,000         887,000
                                                           -----------     -----------

Stockholders' equity
  1996 Preferred stock, 10% cumulative  convertible,  $1
   par value; 488 shares authorized;  155 shares issued;
   1 share outstanding.                                             -               -
  1997  Convertible  preferred  stock, $1 par value; 300
   shares authorized;  167.15 shares issued; zero shares
   outstanding.                                                     -               -
  1999  Series A  convertible  preferred  stock,  $1 par
   value;  300 shares  authorized;  1,832 shares issued;
   50 shares outstanding.                                           -               -
  1999  Series B  convertible  preferred  stock,  $1 par
   value; 2,000 shares authorized;  1,832 shares issued;
   50 shares outstanding                                            -               -
  1999  Series C  convertible  preferred  stock,  $1 par
   value; 2,000 shares authorized;  1,995 shares issued;
   375 and 875 shares outstanding.                                  -            1,000
  Common   stock,    $.001   par   value;    100,000,000
   authorized;  48,406,664  and  46,317,022  issued  and
   outstanding.                                                 48,000          46,000
  Dividends payable with common stock                            6,000           5,000
  Additional paid-in capital                                28,748,000      27,573,000
  Accumulated deficit                                      (25,683,000)    (23,423,000)
                                                           -----------     -----------
      Total stockholders' equity                             3,119,000       4,202,000
                                                           -----------     -----------

Total liabilities and stockholders' equity                 $ 4,598,000     $ 5,089,000
                                                           ===========     ===========

Return to Index

                Unaudited Consolidated Statements of Operations

                                                          For the Three    For the Three
                                                           Months Ended    Months Ended
                                                            March 31,        March 31,
                                                               2001            2000
                                                           -----------     -----------

Revenues                                                   $    30,000     $    64,000

Direct costs of services                                         5,000           3,000
                                                           -----------     -----------

Gross margin                                                    25,000          61,000
                                                           -----------     -----------

Software research and development costs                        279,000         229,000

Selling, general and administrative expenses                 1,911,000         825,000
                                                           -----------     -----------

Net loss from operations                                    (2,165,000)       (993,000)

Other income                                                        -          (32,000)

Interest expense                                                94,000          20,000
                                                           -----------     -----------

Net loss from continuing operations                         (2,259,000)       (981,000)

Net gain (loss) from discontinued operations                        -          650,000
                                                           -----------     -----------

Net loss                                                   $(2,259,000)    $  (331,000)
                                                           ===========     ===========

Net loss per common share-continuing operations            $     (0.05)    $     (0.03)

Net  income   (loss)   per   common   share-discontinued
operations                                                          -             0.02
                                                           -----------     -----------

Net loss per common share                                  $     (0.05)    $     (0.01)
                                                           ===========     ===========

Weighted average shares outstanding                         47,419,671      33,965,334
                                                           ===========     ===========

Return to Index

                 Unaudited Consolidated Statements of Cash Flows

                                                            For the Three Months Ended
                                                                     March 31,
                                                           ---------------------------
                                                               2001            2000
                                                           -----------     -----------
Cash flows from operating activities
  Net loss                                                 $(2,259,000)    $  (331,000)
  Adjustments  to  reconcile  net  income  (loss) to net
   cash flows (used in) provided by operating activities
   Gain on sale of staffing business                                -         (823,000)
   Depreciation and amortization                               110,000          33,000
   Amortization  of  discount  and  warrants-convertible
debt                                                            67,000              -
   Options  and  warrants  issued  in  conjunction  with
    stock  issuance,   and  for  litigation  settlement,
    respectively                                               262,000         137,000
   Net changes in current assets and current liabilities        89,000        (145,000)
                                                           -----------     -----------
      Net cash flows  (used in)  provided  by  operating
       activities                                           (1,731,000)     (1,129,000)
                                                           -----------     -----------

Cash flows from investing activities
  Proceeds from the disposal of staffing business                   -          500,000
  Software development costs incurred                         (164,000)             -
  Purchase of property and equipment                           (64,000)       (105,000)
  Business acquisition costs, net of cash acquired                  -          (94,000)
                                                           -----------     -----------
      Net cash flows (used in) investing activities           (228,000)        301,000
                                                           -----------     -----------

Cash flows from financing activities
  Advances received on convertible note                      1,000,000              -
  Advances (payments) under financing agreement, net                -         (484,000)
  Payments on capital leases and debt                          (72,000)             -
  Proceeds from the issuance of common stock                   350,000              -
  Net proceeds from exercise of options and warrants            87,000       2,140,000
                                                           -----------     -----------
      Net cash  flows  provided  by (used in)  financing
       activities                                            1,365,000       1,656,000
                                                           -----------     -----------

Net increase (decrease) in cash and cash equivalents          (595,000)        828,000
Cash and cash equivalents at beginning of period             1,007,000       1,229,000
                                                           -----------     -----------

Cash and cash equivalents at end of period                 $   412,000     $ 2,057,000
                                                           ===========     ===========

Non-cash and investing and financing activities for the three months ended
March 31, 2001:
      Conversion of preferred stock into common stock (Note 3).
      Conversion of $100,000 note payable into 111,111 shares of common stock
(Note 3).
      Financed insurance policies of $3,000 by issuing a note payable.

Non-cash and investing and financing activities for the three months ended
March 31, 2000:
      Acquisition of the assets and assumption of certain liabilities of a business from a related party.
      Financed insurance policies of $7,000 by issuing a note payable.
      Conversion of a $400,000 note payable into 800,000 shares of common stock.
      Conversion of preferred stock into common stock.

Return to Index

                              MEDIX RESOURCES, INC.

                          Notes to Unaudited Consolidated Financial Statements

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The  consolidated  financial  statements  are  unaudited  and  reflect all adjustments  (consisting  only of normal recurring  adjustments),  which are, in the opinion of management,  necessary for a fair  presentation  of the financial
position  and  operating   results  for  the  interim  periods.   The  unaudited
consolidated  financial  statements  as of March 31, 2001 have been derived from audited financial statements.  The unaudited  consolidated  financial statements contained  herein should be read in  conjunction  with the financial  statements and notes  thereto  contained in the  Company's  Form 10-KSB for the fiscal year ended  December 31, 2000.  The results of operations  for the three months ended
March  31,2001  are not  necessarily  indicative  of the  results for the entire fiscal year ending December 31, 2001.

2.    INTANGIBLE ASSETS

                                                             March 31,
                                                               2001
                                                           -----------

  Goodwill acquired through the Cymedix acquisition        $ 1,822,000
  Goodwill   acquired   through  the  Automated   Design
   Concepts, Inc. acquisition                                  454,000
  License agreement with ZirMed.com                            684,000
                                                           -----------

                                                           $ 2,960,000
                                                           ===========

3.    EQUITY TRANSACTIONS

      During  the  first  quarter  of  2001,  500  shares  of the  1999  Series C preferred stock were converted into 1,000,000 shares of common stock.

      Additionally,  the Company  received  proceeds of $87,000 from the exercise of stock  options and warrants  resulting  in the  issuance of 342,167  shares of common stock.

      The  Company  has  obtained a $2.5  million  credit  facility  through  the issuance of a convertible  note payable and common stock purchase  warrants.  The credit  facility  provides  that the Company can make draws against this facility as evidenced by a convertible  promissory note, in tranches as follows:  $750,000 upon closing,  which  occurred  January 10, 2001;  $250,000  within 10 days of an
effective  registration   statement,   which  occurred  February  13,  2001;  and
$500,000  draws at the 60th day,  90th day and the  150th day from the  effective registration  statement.  These  advances  may be  made  only  if  the  Company's common stock price  remains  above $1 for five  business  days prior to the draw.
Advances  under the  convertible  note bear interest at an annual rate of 10% and provide for  semi-annual  payments on July 10,  2001 and  January 10,  2002.  All outstanding  balances  under this  arrangement  are due and payable no later than
January  10,  2002.  The note  payable  balance is also  convertible  at $.90 per share for up to  $750,000  and any  remaining  balance  at $1.00 per  share.  The initial  $750,000  draw on this  arrangement  has an imputed  discount  recorded, which was  valued at  $75,000  for the  in-the-money  conversion  feature  of the first  advance.

      During February 2001,  $100,000 of the convertible  note was converted into
111,111  shares of common  stock.  During April,  a further  $100,000 of the note was redeemed.  The  redemption  was  satisfied by the issuance of 213,274  shares of common stock.

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

      The Company has imputed values for the 500,000 and 83,333  warrants  issued to the provider of the credit  facility and the finders  using the  Black-Scholes
Option  pricing  model.  The  500,000  warrants  issued  to the  provider  of the credit  facility  were  valued at  $249,000  and will be treated as a discount on the debt to be amortized  over its remaining  life.  The 83,333  warrants  issued to finders  were  valued at $42,000  and will be recorded as debt issue costs and amortized  over the  remaining  life of the  debt.  The  values  were  determined using the following  assumptions;  lives of two years,  exercise prices of $1.75, volatility of 117%, no dividend payment and a risk-free rate of 5.5%.

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

      During  March  2001,  the Company  received  $350,000  for the  issuance of
636,364  shares of its common  stock.  As a part of this common  stock  issuance, the Company  issued  warrants to purchase  636,364 shares of common stock at $.80 per share  with a term of two  years  from the date of  issuance.  As a result of the share  issuance,  the  Company  has  recorded  an expense of  $262,000 in the accompanying financial statements, using the Black-Scholes option-pricing model.

4.    STOCK OPTIONS

      In March 2001, the Company  granted  options to purchase  454,000 shares at an  exercise-  price of $.67 per  share  to  current  and  former  employees  and consultants of the Company, under the Company's 1999 Stock Option Plan.

5.   ACCUMULATED DEFICIT

      Of the  $25,683,000  cumulative  deficit at March 31, 2001, the approximate
amount  relating  to  the  Company's   technology   business  from  inception  is
$12,863,000.   In  addition,   a  premium  of   $2,332,000   was  paid  upon  the
acquisition   of  Cymedix  Lynx  in  1998,   producing  a  total   investment  of
$15,195,000 in the technology business to date.

6.    RELATED PARTY TRANSACTIONS

      During the three month period  ended March 31,  2001,  the Company had paid approximately  $35,000 to a related  party for  services.  The  President  of the
Company has an ownership interest in the related party.

Return to Index

                              MEDIX RESOURCES, INC.

Item 2: Management's  Discussion and Analysis of Financial  Condition and Results
of Operations

Overview

      We are an information  technology  company  headquartered in New York City, with offices in Denver,  Colorado,  Thousand Oaks,  California,  East  Brunswick,
New Jersey,  and Atlanta,  Georgia.  We specialize in the development,  marketing and management of software and  connectivity  solutions for clinical and business
transactions   within  the   healthcare   industry.   Through  our  wholly  owned
subsidiary,  Cymedix Lynx Corporation, a Colorado corporation,  we have developed
Cymedix(R),  a  unique  healthcare  communication   technology  product.   Cymedix(R)
provides  instantaneous access to patient clinical,  financial and administrative information.  Its software also supplies healthcare institutions,  such as health plans,  insurers and hospitals,  as well as practicing  physicians  with a set of non-invasive  technology  tools that can be attached to their  existing  software applications  and provide  Internet-enabled  transaction  capability  between all parties.

      Implementation  of the  Cymedix(R)software  suite  promises  to  speed  and improve the efficacy of daily  interactions  between health  caregivers and their staffs,  other ancillary  providers (such as labs or pharmacy benefit  managers), insurance  companies,  hospitals,  Integrated Delivery Networks (IDNs) and Health
Management  Organizations  (HMOs).  We  believe  that the  market  for robust and practical  healthcare  solutions is growing rapidly, and that segment growth will continue  to  accelerate  as the joined  emphases of  consumer  choice,  quality, administrative  service  and cost  containment  ratchets  up demand for ever more efficient and user-friendly methods of delivering quality healthcare.

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

      We  have   reported   net   losses  of   ($5,415,000),   ($4,847,000)   and
($5,422,000)  for the years  ended  December  31,  2000,  December  27,  1999 and
December  28,  1998.  At  March  31,  2001  we  had  an  accumulated  deficit  of
($25,683,000).  These  losses and  negative  operating  cash flow have caused our accountants  to  include  a "going  concern"  qualification  in their  report  in connection  with  their  audit of our  financial  statements  for the year  ended
December 31, 2000.

     In March 2001, the Company divested its web-hosting  business and, in doing so,  realized  cost savings  associated  with the furlough of the seven  related staff who were  deemed to be  non-essential  to the  Company's  core  technology business. In addition,  five other administrative and support staff, not related to the web business but also deemed to be  non-essential  to the Company's  core technology business, were furloughed as a general cost-saving measure.

      We expect to  continue  to  experience  losses,  in the near  term,  as our software products are not yet deployed in full-scale  transaction  production and therefore are not generating  significant  revenue.  Working  capital is required to support  the  ongoing  development  and  marketing  of the  Cymedix(R)software
products  until  such  time  as  revenue   generation  can  support  the  Company
financially.  To  address  this  need,  we are  presently  in  negotiations  with
institutional   sources  regarding  debt  and  equity  instruments  to  fund  the company.  While  there  can  be  no  assurance  that  additional  investments  or financings  will be  available  to us as  needed,  management  fully  expects  to conclude  the  necessary  financing  in the near  term.  Failure  to obtain  such capital on a timely basis could result in lost business  opportunities,  the sale of the Cymedix(R)business at a distressed  price or the financial  failure of our company.

      Our  products  are  still  in the  pre-deployment  stage  and  have not yet proven their  effectiveness  or their  marketability.  As a developer of software products,  we will be  required  to  anticipate  and adapt to  evolving  industry standards  and new  technological  developments.  The  market  for  our  software products is characterized by continued and rapid  technological  advances in both hardware and software  development,  requiring ongoing  expenditures for research and  development,  and timely  introduction  of new products and  enhancements to existing  products.  The  establishment  of  standards  is largely a function  of user  acceptance.  Therefore,  such  standards are subject to change.  Our future success,  if any,  will  depend  in part upon our  ability  to  enhance  existing products,  to respond  effectively  to technology  changes,  and to introduce new products  and  technologies  to meet the  evolving  needs of its  clients  in the healthcare  information  systems market. The introduction of software products in that  market  has been slow due to the large  number of small  practitioners  who are resistant to change and the costs  associated with change,  particularly in a period of  rising  pressure  to  reduce  costs in the  market.  We are  currently devoting  significant  resources  toward the  development of products.  There can be no  assurance  that we will  successfully  complete the  development  of these products  in a timely  fashion  or that  our  current  or  future  products  will satisfy the needs of the healthcare  information systems market.  Further,  there can be no assurance  that products or  technologies  developed by others will not
adversely   affect  our   competitive   position   or  render  our   products  or
technologies noncompetitive or obsolete.

      Certain  of our  products  provide  applications  that  relate  to  patient medical  histories  and treatment  plans.  Any failure by our products to provide accurate,  secure  and  timely  information  could  result in  product  liability claims  against us by our clients or their  affiliates  or patients.  We maintain insurance that we believe is adequate to protect  against claims  associated with the use of our  products,  but  there  can be no  assurance  that  our  insurance coverage  would  adequately  cover any claim  asserted  against us. A  successful claim  brought  against  us in  excess of our  insurance  coverage  could  have a material  adverse  effect on our results of  operations,  financial  condition or business.  Even  unsuccessful  claims could result in the expenditure of funds in litigation, as well as diversion of management's time and resources.

      We have been granted  certain  patent rights,  a trademark and  copyrights.
However,  patent and  intellectual  property legal issues for software  programs, such  as the  Cymedix(R)products,  are  complex  and  currently  evolving.  Since patent  applications  are secret until patents are issued,  in the United States, or  published,  in other  countries,  we cannot be sure that we are first to file
any  patent   application.   In  addition,   there  can  be  no  assurance   that
competitors,  many of  which  have far  greater  resources  than we do,  will not apply for and obtain  patents that will  interfere with our ability to develop or market  product  ideas  that we have  originated.  Further,  the laws of  certain foreign  countries do not provide the  protection to  intellectual  property that is  provided  in the  United  States,  and may limit our  ability  to market  our products  overseas.  We cannot  give any  assurance  that the scope of the rights
we  have  are  broad  enough  to  fully   protect  our  Cymedix(R) software  from
infringement.

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

      The healthcare and medical  services  industry in the United States is in a
period  of  rapid  change  and  uncertainty.   Governmental  programs  have  been
proposed,  and some adopted,  from time to time, to reform various aspects of the
U.S.  healthcare  delivery system.  Some of these programs  contain  proposals to increase  government  involvement in healthcare,  lower  reimbursement  rates and otherwise change the operating environment for our customers.  Particularly,  the
Health Insurance  Portability and  Accountability Act of 1996 and the regulations that are being  promulgated  thereunder  are causing the  healthcare  industry to change its procedures and incur  substantial  cost in doing so. We cannot predict with any certainty what impact,  if any,  proposals for healthcare  reforms might have on our software business.

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

Results of Operation

Comparison of These Three Months Ended March 31, 2001 and March 31, 2000

      Total  revenues for the three  months  ended March 31,  2001,  were $30,000 compared  with $64,000 for the three  months  ended March 31, 2000.  The decrease represents  an increase in ADC revenues  (ADC was acquired by the Company  during
February 2000), offset by a decrease in Cymedix pilot program fees.

      Research and development costs increased  approximately $50,000 or 22% from
$229,000 for the three  months  ended March 31,  2000,  to $279,000 for the three months ended March 31, 2001.  This increase  represents  the Company's  continued
efforts in developing medical software products.

     Selling,  general,  and  administrative  expenses  increased  approximately
$1,086,000  or 132% from  $825,000 for the three months ended March 31, 2000, to
$1,911,000 for the three months ended March 31, 2001. The increase is attributed to increases in administrative staff, primarily executive management,  and staff associated with software development; Black-Scholes expense of $262,000 incurred as a result of a warrant  issued in  connection  with a common  stock  issuance;
increased  depreciation expense related to fixed asset purchases;  and increased amortization  expense related to convertible debt, software license and business acquisitions.

      Interest expense  increased  approximately  370% from $20,000 for the three months  ended  March 31,  2000 to $94,000  for the three  months  ended March 31,
2001.  This  increase  is  the  result  of  interest   expense  incurred  on  the
convertible  note that was obtained  during January 2001, as well as amortization of discounts attributed to the convertible note, warrants and offering costs.

      Interest  income  decreased  100% from  $32,000 for the three  months ended
March 31, 2000 to $0 for the three  months  ended March 31,  2001.  The  decrease is due to a  decrease  in  cash  available  for  investment  that  was  used  for operations.

      Net loss from  continuing  operations  increased  approximately  $1,278,000 from $981,000 for the three months ended March 31, 2000,  to  $2,259,000  for the three months ended March 31, 2001, due to all of the reasons discussed above.

      Results from  discontinued  operations  changed from a gain of $650,000 for the three  months  ended March 31,  2000,  to $0 for the three months ended March
31, 2001.  This change  reflects the  disposal of the  staffing  business  during
February 2000.

      Net loss  increased  approximately  $1,928,000  from $331,000 for the three months ended March 31, 2000, to  $2,259,000  for the three months ended March 31,
2001, due to the reasons discussed above.

Liquidity and Capital Resources

      We have  $412,000  in cash as of March 31,  2001 with net  working  capital deficit of  $(856,000)  at March 31,  2001.  During the three  months ended March
31,  2001,  net cash used in  operating  activities  was  $1,732,000.  During the three  months  ended March 31,  2001,  we raised  $437,000  from the  exercise of options and warrants,  and the issuance of common stock.  As noted above,  we are presently in negotiations  with  institutional  sources regarding debt and equity instruments  to fund the  company.  Management  fully  expects  to  conclude  the necessary financing in the near term.

      In  February  of  2000,  we  sold  the  assets  of our  remaining  staffing businesses  for  $1,000,000.  The purchase  price was paid with  $500,000 cash at closing  and a  $500,000  subordinated  note which was  payable in May 2001.  The subordinated note was repaid on December 29, 2000.

      During  December 2000, the Company  obtained a $2.5 million credit facility through the issuance of a  convertible  note  payable and common  stock  purchase warrants.  The credit  facility  provides that the Company can make draws against this facility as evidenced by a convertible  promissory  note payable in tranches as follows:  $750,000 upon closing,  which  occurred  January 10, 2001;  $250,000 within 10 days of an effective  registration  statement,  which occurred February
13,  2001;  and $500,000  draws at the 60th day,  90th day and the 150th day from the  effective  registration  statement.  These  advances may be made only if the
Company's  common stock price  remains  above $1 for five  business days prior to the draw.  The  advance  under the  convertible  note bear  interest at an annual rate of 10% and  provide  for  semi-annual  payments on July 10, 2001 and January
10, 2002. All  outstanding  balances under this  arrangement  are due and payable no later than January 10,  2002.  The note  payable  balance is also  convertible at $.90 per share  for up to  $750,000  and any  remaining  balance  at $1.00 per share.

      The company  also made a second draw on the credit  facility  for  $250,000 during  February 2001.  Also during  February 2001,  $100,000 of the  convertible note was converted into 111,111  shares of common stock.  During April, a further
$100,000  of  the  note  was  redeemed.  The  redemption  was  satisfied  by  the issuance of 213,274 shares of common stock.

      During  March  2001,  the company  received  $350,000  for the  issuance of
636,364 shares of its common stock.

      Subsequent  to March  31,  2001  and  through  May 10,  2001,  we  received approximately  $0 from  the  exercise  of  options  and  warrants.  As of May 10,
2001,  we had  outstanding  5,136,000  warrants  with a total  exercise  price of
$2,568,000,  which are  callable  for $.01 per warrant  upon thirty days  written notice.  Currently,  we have not provided  any written  notice to holders that we will call these  warrants.  $2,568,000  could be  available  from the exercise of these  callable  warrants.  However,  there can be no assurance that any of these warrants will be exercised.

Return to Index

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

    On July 11, 2000,  an action was filed in the United States  District  Court,
Southern District of New York,  against Medix Resources,  Inc., under the caption
Guli R.  Rajani  v.  Medix  Resources,  Inc.  (00CIV.  5061),  alleging  that the
Company granted to plaintiff the right to purchase  preferred  stock  convertible into the  Company's  common stock and warrants to purchase the  Company's  common stock in connection with the Company's  private  financings during 1999, and then failed to permit  plaintiff  to purchase  shares in those  financings.  Plaintiff seeks damages of $12,600,000,  plus interest thereon,  alleging that such damages resulted  from  the  Company's  failure  to let him  purchase  securities  in the private  offerings.  Management  believes  plaintiff's claims to be frivolous and totally  without  merit  and  intends  to  vigorously  defend  this  action.  The
Company's  motion to dismiss  was heard by the Court on  November  1,  2000.  The court ruled in favor of  plaintiff  on one count,  and in favor of the Company on the other.  However,  the ruling in favor of the Company gave the  plaintiff  the opportunity  to replead the second  count,  which  plaintiff  has since done.  We have  answered the complaint  denying the  substantive  allegations  and asserted defenses  and a  counterclaim  in an as yet  unspecified  amount.  On  April  24,
2001,  after a  settlement  conference  in the matter,  we reached  agreement  in principal  on the terms of a  settlement  of this  matter.  The  principal  terms require us to pay Mr.  Rajani  $20,000 in cash and issue him warrants to purchase
137,500  shares of our  common  stock at $.50 per share  over the next 18 months.
The  definitive  settlement  agreement has not yet been signed and the settlement remains  subject  to  approval  by the  court.  Management  does not  expect  any resolution  of this  matter to have a material  adverse  effect on our  financial condition.

      On September 27, 2000,  an action was filed in the United  States  District
Court,  Eastern District of New York,  against Medix  Resources,  Inc., under the caption,  Yecheskel  Munk and The Nais  Corporation,  v. Medix  Resources,  Inc.
f/k/a  International  Nursing  Services,  Inc.  (CV 00 5816),  alleging  that the
Company  had failed to  properly  and fully  convert  the  Company's  convertible preferred  stock held by one of the  Plaintiffs,  and had failed to maintain  the registration  for public sale with the  Securities  and  Exchange  Commission  of shares  underlying  warrants held by both Plaintiffs.  Plaintiffs seek damages of approximately  $2,700,000,  plus  interest  thereon.  We are now in the discovery stage of the  proceeding  with discovery to be completed by the end of June 2001.
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

Item 2.  Changes in Securities and Use of Proceeds

      Set forth below are the  unregistered  sales of  securities  by the Company
for  the  quarter  reported  on.  See  Note  6  to  the  unaudited   consolidated
financial  statements  elsewhere  herein  for a  description  of the terms of the
Units of Preferred Stock and warrants.

   Security                 Number of                                   Exemption
    Issued         Date       Shares      Consideration   Purchasers     Claimed
------------     -------   ----------     -------------   ----------    ---------
Common Stock     January    1,000,000     Conversion of     Private     Section 3(a)(9)
                                           Preferred         investors

Common Stock     January       22,000     $4,126 for        Private     Section 4(2)
                                            exercised         investors
                                            warrants

Common Stock     February     111,111     Conversion of     Private     Section 3(a)(9)
                                           $100,000          investor
                                           principal amount
                                           of note

Common Stock      March       636,364     $350,000          Private     Section 4(2) &
                                                            investor     Regulation D

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

      b.    Reports on Form 8-K during the quarter reported on:

        1)    Form 8-K, filed with the Commission on January 9, 2001, reporting in Item
                5 a press release announcing the signing of a letter of intent to organize a pilot program with Kaiser Permanente of Georgia

        2)    Form 8-K, filed with the Commission on January 16, 2001, reporting in
                Item 5 a press release announcing the launching of a stand-alone
                Cymedix Universal Interface (CUI) product for physicians.

        3)    Form 8-K, filed with the Commission on January 17, 2001, reporting in
                Item 5 two press releases announcing, respectively, the first live Medix business telephonic presentation by CEO, John
                Prufeta, and announcing the signing of a contingent credit facility by the Company.

        4)    Form 8-K, filed with the Commission on January 29, 2001, announcing Medix to present at UBS Warburg's Global Healthcare Services
                Conference.

        5)    Form 8-K, filed with the Commission on February 1, 2001, announcing the
                Medix business conference call report and summary.

        6)    Form 8-K, filed with the Commission on February 1, 2001, announcing time change for Medix presentation at UBS Warburg's Global Healthcare
                Services Conference.

        7)    Form 8-K, filed with the Commission on February 20, 2001, announcing the resignation of Mr. David Pfeil from his position as Medix
                Executive Vice President and Chief Technology Officer, his
                position as a member of the Medix Board of Directors, and his positions as President and COO and a director of the Medix subsidiary, Cymedix Lynx Corporation.

        8)    Form 8-K, filed with the Commission on March 15, 2001, announcing the appointment of an interim Chief Technology Officer and results of March 3rd Board meeting.

        9)    Form 8-K, filed with the Commission on March 27, 2001, announcing the divestiture of the Company's non-core website development and hosting business unit, and a general reduction-in-force.

                                   SIGNATURES

      In  accordance  with the  requirements  of the  Securities  Exchange Act of
1934,  the  registrant  has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 10, 2001

                                   MEDIX RESOURCES, INC.
                                    (Registrant)

                                    /s/ Gary L. Smith
                                         Gary L. Smith
                                                Executive Vice President
                                  (Principal   Financial  and  Chief  Financial Officer)

Return to Index

                                INDEX TO EXHIBITS