Form 10-Q
period 2001-06-30
MEDIX RESOURCES INC
filed 2001-08-14
CIK 890784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

Commission File Number:  0-24768

                              MEDIX RESOURCES, INC.
               (Exact name of issuer as specified in its charter)

            Colorado                                       84-1123311
(State or other jurisdiction of                         (I.R.S.Employer
 incorporation or organization)                        Identification No.)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 2001.

        Common Stock, $0.001 par value              50,955,946
                    Class                        Number of Shares

                              MEDIX RESOURCES, INC.

                                      INDEX
                                      -----

PART I.   Financial Information                                            Page No.

          Item 1. Financial Statements

                  Consolidated Balance Sheets - June 30, 2001 (Unaudited) and
                   December 31, 2000

                  Unaudited Consolidated Statements of Operations -- For the
                   Three and Six Months Ended June 30, 2001 and June 30, 2000

                  Unaudited Consolidated Statements of Cash Flows -- For the
                   Six Months Ended June 30, 2001 and June 30, 2000

                  Notes to Unaudited Consolidated Financial Statements

          Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations

PART II.  Other Information

          Signatures

                              MEDIX RESOURCES, INC.

                           Consolidated Balance Sheets

                                                             June 30,      December 31,
                                                               2001           2000
                                                           -----------     -----------
                                                           (Unaudited)
                                         Assets
Current assets
  Cash and cash equivalents                                $    22,000     $ 1,007,000
  Accounts receivable, net                                           -          49,000
  Prepaid expenses and other                                   136,000         225,000
                                                           -----------     -----------
      Total current assets                                     158,000       1,281,000

Software development costs, net                                574,000         371,000
Property and equipment, net                                    420,000         418,000
Intangible assets, net                                       2,900,000       3,019,000
                                                           -----------     -----------

Other assets                                                    69,000              -
                                                           -----------     ----------

Total assets                                               $ 4,121,000     $ 5,089,000
                                                           ===========     ===========

                          Liabilities and Stockholders' Equity

Current liabilities
  Notes payable                                            $    42,000     $   137,000
  Convertible note payable, net of discount of $337,000        563,000              -
  Accounts payable                                             239,000         159,000
  Accrued expenses                                             661,000         591,000
                                                           -----------     -----------
      Total current liabilities                              1,505,000         887,000
                                                           -----------     -----------

Stockholders' equity
  1996 Preferred stock, 10% cumulative  convertible,  $1
   par value; 488 shares authorized;  155 shares issued;
   1 share outstanding.                                             -               -
  1997  Convertible  preferred  stock, $1 par value; 300
   shares authorized;  167.15 shares issued; zero shares
   outstanding.                                                     -               -
  1999  Series A  convertible  preferred  stock,  $1 par
   value;  300 shares  authorized;  1,832 shares issued;
   zero shares outstanding.                                         -               -
  1999  Series B  convertible  preferred  stock,  $1 par
   value; 2,000 shares authorized;  1,832 shares issued;
   50 shares outstanding                                            -               -
  1999  Series C  convertible  preferred  stock,  $1 par
   value; 2,000 shares authorized;  1,995 shares issued;
   375 and 875 shares outstanding.                                  -            1,000
  Common   stock,    $.001   par   value;    100,000,000
   authorized;  50,006,779  and  46,317,022  issued  and
   outstanding.                                                 50,000          46,000
  Dividends payable with common stock                            6,000           5,000
  Additional paid-in capital                                29,877,000      27,573,000
  Accumulated deficit                                      (27,317,000)    (23,423,000)
                                                           -----------     -----------
      Total stockholders' equity                             2,616,000       4,202,000
                                                           -----------     -----------

Total liabilities and stockholders' equity                 $ 4,121,000     $ 5,089,000
                                                           ===========     ===========

                              MEDIX RESOURCES, INC.

                 Unaudited Consolidated Statements of Operations

                                      For the        For the
                                   Three Months    Three Months    For the Six     For the Six
                                      Ended           Ended        Months Ended    Months Ended
                                     June 30,        June 30,         June 30,       June 30,
                                       2001            2000            2001           2000
                                   ------------    ------------    ------------    ------------

Revenues                           $         -     $    126,000    $     30,000    $   190,000

Direct costs of services                 28,000          20,000          34,000          23,000
                                   ------------    ------------    ------------    ------------

Gross margin                            (28,000)        106,000          (4,000)        167,000
                                   ------------    ------------    ------------    ------------

Software research and
development costs                       320,000         557,000         599,000         786,000

Selling, general and
administrative expenses               1,107,000       1,454,000       3,017,000       2,279,000
                                   ------------    ------------    ------------    ------------

Net loss from operations             (1,455,000)     (1,905,000)     (3,620,000)     (2,898,000)

Other income                                 -          (56,000)             -          (88,000)

Interest expense                        180,000              -          274,000          20,000
                                   ------------    ------------    ------------    ------------

Net loss from continuing
operations                           (1,635,000)     (1,849,000)     (3,894,000)     (2,830,000)

Net gain (loss) from
discontinued operations                      -               -               -          650,000
                                   ------------    ------------    ------------    ------------

Net loss                           $ (1,635,000)   $(1,849,000)    $ (3,894,000)   $ (2,180,000)
                                   ============    ============    ============    ============

Net loss per common
share-continuing operations        $      (0.03)   $      (0.04)   $      (0.08)   $       (.08)

Net income (loss) per common
share-discontinued operations                -             0.00            0.00             .02
                                   ------------    ------------    ------------    ------------

Net loss per common share          $      (0.03)   $      (0.04)   $      (0.08)   $       (.06)
                                   ============    ============    ============    ============

Weighted average shares
outstanding                          49,196,979      41,585,464      48,313,235      37,086,910
                                   ============    ============    ============    ============

                              MEDIX RESOURCES, INC.

                 Unaudited Consolidated Statements of Cash Flows

                                                         For the Six Months Ended June 30,
                                                         ---------------------------------
                                                              2001               2000
                                                           -----------        -----------
Cash flows from operating activities
  Net loss                                                 $(3,894,000)       $(2,080,000)
  Adjustments to reconcile net income (loss) to net
   cash flows (used in) provided by operating activities
    Gain on sale of staffing business                               -            (823,000)
    Depreciation and amortization                              252,000            132,000
    Amortization of discount and
     warrants-convertible debt                                 223,000                 -
    Options and warrants issued in conjunction with
     stock  issuance, and  for  litigation  settlement,
     respectively                                              366,000            137,000
      Net changes in current assets and
       current liabilities                                     290,000            579,000
                                                           -----------        -----------
      Net cash flows (used in) provided by operating
       activities                                           (2,763,000)        (2,055,000)
                                                           -----------        -----------

Cash flows from investing activities
  Proceeds from the disposal of staffing business                   -             500,000
  Software development costs incurred                         (275,000)                -
  Purchase of property and equipment                           (64,000)          (683,000)
  Business acquisition costs, net of cash acquired                  -             (94,000)
                                                           -----------        -----------
      Net cash flows (used in) investing activities           (339,000)          (277,000)
                                                           -----------        -----------

Cash flows from financing activities
  Advances received on convertible note                      1,500,000                 -
  Advances (payments) under financing agreement, net                -            (484,000)

  Payments on capital leases and debt                          (98,000)           (57,000)
  Proceeds from the issuance of common stock                   550,000                 -
  Net proceeds from exercise of options and warrants           165,000          5,347,000
                                                           -----------        -----------
      Net cash  flows  provided  by (used in)  financing
       activities                                            2,117,000          4,806,000
                                                           -----------        -----------

Net increase (decrease) in cash and cash equivalents          (985,000)         2,474,000
Cash and cash equivalents at beginning of period             1,007,000          1,229,000
                                                           -----------        -----------

Cash and cash equivalents at end of period                 $    22,000        $ 3,703,000
                                                           ===========        ===========

Non-cash and investing and financing activities for the six months ended June 30, 2001:
      Conversion of preferred stock into common stock (Note 3).
      Conversion of $600,000 note payable into 1,088,534 shares of common stock (Note 3).
      Financed insurance policies of $3,000 by issuing a note payable.

Non-cash and investing and financing activities for the six months ended June 30, 2000:
      Acquisition of the assets and assumption of certain liabilities of a business from a related party.
      Disposal of staffing business.
      $400,000 accrued liability for the purchase of a license.
      Conversion of a $400,000 note payable into 800,000 shares of common stock.
      Conversion of preferred stock into common stock.

                              MEDIX RESOURCES, INC.

              Notes to Unaudited Consolidated Financial Statements

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The  consolidated  financial  statements  are  unaudited  and  reflect all adjustments  (consisting  only of normal recurring  adjustments),  which are, in the opinion of management,  necessary for a fair  presentation  of the financial
position  and  operating   results  for  the  interim  periods.   The  unaudited
consolidated  financial  statements  as of June 30, 2001 have been  derived from audited financial statements.  The unaudited  consolidated  financial statements contained  herein should be read in  conjunction  with the financial  statements and notes  thereto  contained in the  Company's  Form 10-KSB for the fiscal year ended  December 31,  2000.  The results of  operations  for the six months ended
June 30,  2001 are not  necessarily  indicative  of the  results  for the entire fiscal year ending December 31, 2001.

2.    INTANGIBLE ASSETS

                                                          June 30, 2001
                                                          -------------
  Goodwill acquired through the Cymedix acquisition,net    $ 1,782,000
  Goodwill acquired through the Automated Design
   Concepts, Inc. acquisition,net                              446,000
  License agreement with ZirMed.com,net                        672,000
                                                           -----------

                                                           $ 2,900,000
                                                           ===========

3.    EQUITY TRANSACTIONS

      During  the  first  six  months of 2001,  500  shares of the 1999  Series C preferred stock were converted into 1,000,000 shares of common stock.

      Additionally,  the Company received  proceeds of $165,000 from the exercise of stock  options and warrants  resulting  in the  issuance of 657,167  shares of common stock.

      In December  2000,  the Company  obtained a credit  facility under which it issued a convertible  promissory  note and common stock  purchase  warrants.  The credit  facility  provided  that the Company  could draw against this facility in tranches as follows:  $750,000 upon  closing,  which  occurred  January 10, 2001;
$250,000 within 10 days of an effective  registration  statement,  which occurred
February 13, 2001;  and  $500,000  draws at the 60th day,  90th day and the 150th day from the  effective  registration  statement.  These  advances  could be made only if the  Company's  common stock price  remained  above $1 for five  business days  prior  to the  draw.  During  the  draw  down  periods,  the  Company  drew
$1,500,000  under the  convertible  note.  Advances  under the  convertible  note bear  interest at an annual rate of 10% and provide for  semi-annual  payments on
July  10,  2001 and  January  10,  2002.  All  outstanding  balances  under  this arrangement  are due and  payable  no  later  than  January  10,  2002.  The note payable  balance is also  convertible  at $.90 per share for up to  $750,000  and any  remaining  balance at $1.00 per share.  The  initial  $750,000  draw on this arrangement  has an imputed  discount  recorded,  which was valued at $75,000 for the  in-the-money  conversion  feature of the first  advance.  In  addition,  the noteholder  can  force a  redemption  of the  note or any  portion  thereof,  for either  cash or  stock at the  option  of the  Company,  but if for  stock,  at a redemption  price of eighty  (80%)  percent of the Volume  Weighted  Market Price
(as  defined)  per common share during the twenty (20) Trading Days ending on the day of the notice delivered by the holder.

      During February 2001,  $100,000 of the convertible  note was converted into
111,111  shares of common  stock.  During  April and May, a further  $500,000  of the note was  redeemed.  These  redemptions  were  satisfied  by the  issuance of
977,423 shares of common stock.

      In connection with this credit  facility,  the Company also agreed to issue warrants to purchase  common  stock to the holder of the  convertible  promissory note.  The Company  issued 750,000  warrants in connection  with drawdowns  under the  convertible  note.  The warrants  have an exercise  price of $1.75 and terms of two  years  from  the  date of  issuance.  The  Company  also  issued  108,333
warrants  to  purchase   common   stock  to  two  finders   assisting   with  the
transaction.  The finder  warrants  also have terms of two years and an  exercise price of $1.75.

      The  Company  has  imputed  values for the  750,000  and  108,333  warrants issued  to the  provider  of the  credit  facility  and  the  finders  using  the
Black-Scholes  Option  pricing model as is standard  accounting  convention.  The first  500,000  warrants  issued to the  provider  of the  credit  facility  were valued  at  $249,000  and  have  been  treated  as a  discount  on the debt to be amortized  over its  remaining  life.  The  related  83,333  warrants  issued  to finders  were  valued at $42,000  and have been  recorded as debt issue costs and amortized  over the  remaining  life of the  debt.  The  values  were  determined using the following  assumptions;  lives of two years,  exercise prices of $1.75, volatility  of 117%,  no  dividend  payment  and a  risk-free  rate of  5.5%.  In connection  with the second draw under the credit  facility,  The Company  issued warrants to purchase  25,000  shares  issued to the finders.  The  warrants  have been valued at $12,000 using the  Black-Scholes  option-pricing  model,  and have been  treated  as a  discount  on the debt to be  amortized  over  its  remaining life.  In  connection  with the final draw under the credit  facility in May, the
Company  issued  250,000  warrants to the  provider of the credit  facility.  The
250,000  warrants  issued to the provider of the credit  facility  were valued at
$209,000  using  the  Black-Scholes  pricing  model and have  been  treated  as a discount on the debt to be amortized over its remaining life.

   The Company has entered  into an Equity Line of Credit  Agreement  dated as of
June 12, 2001.  Under the  agreement,  the providers of the Equity Line of Credit have  committed  to  advance  to  the  Company  funds  in  an  amount  of  up  to
$10,000,000,  as requested by the Company,  over a 24-month  period in return for common stock  issued by the Company to the  providers.  However,  the amount that may be advanced at any time is limited as follows:

     o    There must be  thirteen  stock  market  trading  days  between any two requests for advances made by the Company.

     o    The Company can only request an advance if the volume weighted average price of the common  stock as reported by  Bloomberg  L.P. for the day before  the  request  is made is equal to or  greater  than the volume weighted  average  price as  reported  by  Bloomberg  L.P.  for the 22 trading days before a request is made.

     o    The  Company  will not be able to receive an  advance  amount  that is greater than 175% of the average daily volume of its common stock over the 40 trading  days prior to the advance  request  multiplied  by the purchase price.

   The  purchase  price for each advance will be equal to 91% of the three lowest daily  volume  weighted  average  prices  during  the 22  trading  days  before a request is made.

   The Company  will receive the amount  requested  as an advance  within 10 days
of  its  request,   subject  to  satisfying  standard  closing  conditions.   The
issuance  of shares of  common  stock to the  providers  in  connection  with the equity line financing will be exempt from  registration  under the Securities Act of 1933  pursuant  to Section  4(2)  thereof.  The Company has agreed to register for  immediate  re-sale the shares  being  issued to the  providers of the Equity
Line  of  Credit  before  any  drawdowns  may  occur.  The  related  Registration
Statement  was declared  effective by the SEC on August 6, 2001.  The Company has agreed not to file any other  registration  statements for the public sale of its securities  for  ninety  days  from  the  effective  date  of  this  Registration
Statement,  with  certain  limited  exceptions.  The Company has also agreed that its  executive  officers  and  directors  will not sell any  shares of its common stock  during  the  ten  trading  days  following  any  advance  request  by  the
Company.

   The Company  will pay an  aggregate  of 7% of each amount  advanced  under the equity  line  financing  to two  parties  affiliated  with the  providers  of the
Equity Line of Credit for their  services  relating  thereto.  In addition,  upon the effective date of this Registration  Statement  registering the securities to be issued  under the Equity Line of Credit,  the Company will issue to those same two parties an aggregate of 132,673  shares of common  stock,  and on December 9,
2001  (180 days  after  the date of the  Equity  Line of  Credit  Agreement)  the
Company  will issue to them  additional  shares of our common  stock in an amount equal to  $200,000,  divided by the  purchase  price,  as  described  above,  for shares  advanced  under the equity line  financing  as if an advance  occurred on such date.  In addition,  the Company will pay legal fees in an aggregate  amount of  $15,000.

      During March 2001,  the Company  received  $350,000 from the noteholder for the  issuance  of  636,364  shares of its  common  stock as a  private  placement transaction  independent of the credit  facility.  As a part of this common stock issuance,  the  Company  issued  warrants to  purchase  636,364  shares of common stock at $.80 per share  with a term of two years from the date of  issuance.  As a result of the share  issuance,  the Company has recorded an expense of $262,000
in   the   accompanying    financial   statements,    using   the   Black-Scholes
option-pricing  model.  The  company  also issued  warrants  to  purchase  63,636 shares  of  common  stock  at $.80  per  share  with a term of two  years  to two finders  assisting  the  transaction.  The finders  warrants  have been valued at
$40,000  using the  Black-Scholes  pricing model and have been included as equity issuance costs in the accompanying financial statements.

      During May 2001,  the Company  received  $200,000 from the  noteholder  for the  issuance  of  307,692  shares  of  its  common  stock,  as  another  private placement transaction.

4.    STOCK OPTIONS

      In March 2001, the Company  granted  options to purchase  484,000 shares at exercise-  prices of $.60 to $.70 per share to current and former  employees  and consultants of the Company, under the Company's 1999 Stock Option Plan.

      In May and June 2001,  the Company  granted  options to purchase  1,155,000 shares at exercise  prices of $.61 to $.92 to current  officers  and  consultants of the Company, under the Company's 1999 Stock Option Plan.

5.    ACCUMULATED DEFICIT

      Of the  $27,317,000  cumulative  deficit at June 30, 2001, the  approximate
amount  relating  to  the  Company's   technology   business  from  inception  is
$14,459,000.   In  addition,   a  premium  of   $2,332,000   was  paid  upon  the
acquisition   of  Cymedix  Lynx  in  1998,   producing  a  total   investment  of
$16,791,000 in the technology business to date.

6.    RELATED PARTY TRANSACTIONS

      During the six month  period  ended June 30,  2001,  the  Company  had paid approximately  $35,000 to a related  party for  services.  The  President  of the
Company has an ownership interest in the related party.

7.    LITIGATION

   During May 2001,  the  Company  settled a lawsuit  by paying to the  plaintiff
$20,000  and  issuing to him,  over a period of 18  months,  3-year  warrants  to purchase  137,500  shares of the  Company's  common stock at $0.50.  The warrants issued in this  settlement  have been valued at $64,000  using the  Black-Scholes pricing  model,  and  have  been  included  as an  expense  in  the  accompanying financial statements.

8.    SUBSEQUENT EVENTS

      On July 6, 2001, the court approved an agreement entered into by the
Company to settle a lawsuit.  The Company agreed to pay to the plaintiff
$35,000 and issue to him 2-year warrants to purchase 195,000 shares of the
Company's common stock at $.50.

      During July 2001, the Company received $136,000 as a short term advance from a related party.

      During July 2001,  the Company  received  $200,000 from the  noteholder for the  issuance  of  296,296  shares  of  its  common  stock,  as  another  private placement transaction.

      During August 2001, the Company received $200,000 from the noteholder for the issuance of 294,118 shares of its common stock, as another private placement transaction.

      On August 6, 2001,  the  Company  made a request  for an advance  under the
Equity Line.  Pursuant to the  limitations  set forth above,  the request was for the amount,  net of  commissions,  of $182,606  against which 255,000 shares were issued.  The transaction settled on August 13, 2001.

9.    NEW ACCOUNTING STANDARDS NOT YET ADOPTED

      In  June  2001  the  Financial   Accounting  Standards  Board  issued  FASB
Statements  141 and 142.  These  statements,  among  other  items,  deal with the accounting for business  acquisitions and intangible  assets including  goodwill.
The  Company  will be  adopting  these  accounting  pronouncements  on January 1,
2002.  Among other items,  these new  standards  will change the  accounting  for amortization  of  goodwill  expense  and the  impairment  of goodwill in a manner different  than they have been in the past.  Had the  statements  been applied as of June 30, 2001,  amortization  expense of goodwill totaling $119,000 would have been  excluded  from the  statement of  operations  and the reported loss for the six months ended June 30, 2001 would have been  approximately  $3,775,000 instead of $3,894,000.

      The  Company   has  not  yet   determined   what   impact,   if  any,   the
implementation  of  Statement  142 will have on it's  testing for  impairment  of goodwill.

                              MEDIX RESOURCES, INC.

Item 2: Management's  Discussion and Analysis of Financial  Condition and Results
of Operations

Overview

      We are an information  technology  Company  headquartered in New York City, with offices in Denver,  Colorado;  Thousand Oaks,  California;  East  Brunswick,
New Jersey;  and Atlanta,  Georgia.  We specialize in the development,  marketing and management of software and  connectivity  solutions for clinical and business
transactions   within  the   healthcare   industry.   Through  our  wholly  owned
subsidiary,  Cymedix Lynx Corporation, a Colorado corporation,  we have developed
Cymedix(R), a unique healthcare communication technology product line. Cymedix(R)
provides  instantaneous access to patient clinical,  financial and administrative information.  Its software also supplies healthcare institutions,  such as health plans,  specialty payors, and hospitals,  as well as practicing physicians with a set of  non-invasive  technology  tools that can be  attached  to their  existing software  applications  and  provide  Internet-enabled  transaction  capabilities that facilitate communication among the parties.

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

      We  have   reported   net   losses  of   ($5,415,000),   ($4,847,000)   and
($5,422,000)  for the years  ended  December  31,  2000,  December  31,  1999 and
December  27,  1998.  At  June  30,  2001  we  had  an  accumulated   deficit  of
($27,317,000).  These  losses and  negative  operating  cash flow have caused our accountants  to include a "going  concern"  qualification,  as is standard  audit reporting  practice in such  circumstances,  in their report in  connection  with their audit of our financial statements for the year ended December 31, 2000.

      In March 2001,  the  Company  divested  its  web-hosting  business  and, in doing  so,  realized  cost  savings  associated  with the  furlough  of the seven related  staff  who  were  deemed  to  be  nonessential  to  the  Company's  core technology  business.  In addition,  five other administrative and support staff, not  related  to the web  business  but also  deemed to be  non-essential  to the
Company's core  technology  business,  were  furloughed as a general  cost-saving measure.

      We expect to  continue  to  experience  losses,  in the near  term,  as our software products are not yet deployed in full-scale transaction  production mode and  therefore  are  not  generating  significant  revenue  at  present.  Working capital is  required  to support the ongoing  development  and  marketing  of the
Cymedix(R)software  products until such time as revenue generation can adequately support the  Company.  To address  this need,  in June the Company  concluded  an
Equity  Line  financing,  the  terms of which are  outlined  in Note No. 3 to the
Unaudited  Consolidated  Financial Statements.  Additional capital will be needed to fund the  projected  increased  staffing  that will be  necessary  to meet the
Company's  commitments  in deployment  and further  software  development  and to achieve the  projections  set forth in our business  plan.  To meet this need, we are presently in  negotiations  with  institutional  sources  regarding a private placement  of equity  ("PIPE"  transaction)..  While  there  can be no  assurance that  additional  investments  or  financings  will be available to us as needed,
management   fully   expects  to  conclude   the   necessary   financing  in  the
near-to-medium  term.  Failure to obtain  such  capital on a timely  basis  could result in lost  business  opportunities,  the sale of the Cymedix(R)business at a distressed price or the financial failure of our Company.

      As our products are only now entering the deployment  stage,  they have not yet proven their  effectiveness or their  marketability  on a significant  scale.
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

      We have been granted  certain  patent rights,  trademarks  and  copyrights.
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

      The healthcare and medical  services  industry in the United States is in a
period  of  rapid  change  and  uncertainty.   Governmental  programs  have  been
proposed,  and some adopted,  from time to time, to reform various aspects of the
U.S.  healthcare  delivery system.  Some of these programs  contain  proposals to increase  government  involvement in healthcare,  lower  reimbursement  rates and otherwise change the operating environment for our customers.  Particularly,  the
Health  Insurance  Portability and  Accountability  Act of 1996 ("HIPAA") and the
regulations  that are being  promulgated  thereunder  are causing the  healthcare industry  to change its  procedures  and incur  substantial  cost in doing so. In addition many individual state  legislatures have passed or proposed  regulations relating  to  healthcare  reform.  We  cannot  predict  with any  certainty  what impact, if any, proposals for healthcare  reforms and HIPAA required  regulations might have on our software business.

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

Results of Operation

Comparison of The Three Months Ended June 30, 2001 and June 30, 2000

      Total  revenues for the three months ended June 30, 2001,  were $0 compared with  $126,000  for the  three  months  ended  June 30,  2000.  The  decrease  is comprised  of a  $58,000  decrease  in ADC  revenues  (ADC  was  acquired  by the
Company in February  2000 and  divested in March 2001) and a $68,000  decrease in
Cymedix  pilot   program  fees.   Research  and   development   costs   decreased
approximately  $237,000 or 43% from  $557,000 for the three months ended June 30,
2000,  to  $320,000  for the three  months  ended June 30,  2001.  This  decrease represents  the  Company's  salary  reduction  and layoff  plan that was put into effect  during the first  quarter of 2001.  This  decrease is largely  related to the divested ADC web development and hosting business.

      Selling,  general,  and  administrative  expenses  decreased  approximately
$347,000 or 24% from  $1,454,000  for the three months  ended June 30,  2000,  to
$1,107,000   for  the  three  months  ended  June  30,  2001.   The  decrease  is
attributed  to  decreases  in  administrative  staffing  levels,  which  occurred during the first quarter of 2001 and effected second quarter results.

      Interest expense increased  approximately 100% from $0 for the three months ended June 30, 2000 to $180,000 for the three  months  ended June 30, 2001.  This increase  is the result of interest  expense  incurred  on the  convertible  note that was obtained  during  January  2001,  as well as  amortization  of discounts attributed to the convertible note, warrants and offering costs.

      Interest  income  decreased  100% from  $56,000 for the three  months ended
June 30, 2000 to $0 for the three  months  ended June 30,  2001.  The decrease is due to a decrease in cash available for investment that was used for operations.

      Net loss  decreased  approximately  $214,000 from  $1,849,000 for the three months ended  June 30,  2000, to  $1,635,000  for the three months ended June 30,
2001, due to the reasons discussed above.

Comparison of The Six Months Ended June 30, 2001 and June 30, 2000

      Total  revenues  for the six  months  ended  June 30,  2001,  were  $30,000 compared  with  $190,000  for the six months  ended June 30,  2000.  The decrease represents  an increase in ADC revenues  (ADC was acquired by the Company  during
February 2000), offset by a decrease in Cymedix pilot program fees.

      Research and  development  costs  decreased  approximately  $187,000 or 24%
from  $786,000 for the six months  ended June 30,  2000,  to $599,000 for the six months  ended June 30,  2001.  This  decrease  represents  the  Company's  salary reduction  and layoff plan that was put into effect  during the first  quarter of
2001.

      Selling,  general,  and  administrative  expenses  increased  approximately
$738,000  or 32% from  $2,279,000  for the six  months  ended June 30,  2000,  to
$3,017,000  for the six months  ended June 30, 2001.  The increase is  attributed to  Black-Scholes  expense of $366,000  incurred as a result of a warrant  issued in  connection  with common  stock  issuances a legal  settlement,  increases  in
administrative   staff,    primarily   executive   management,    and   increased
depreciation expense related to fixed asset purchases.

      Interest  expense  increased  approximately  1270% from $20,000 for the six months  ended  June 30,  2000 to $274,000 for the six months ended June 30, 2001.
This  increase is the result of  interest  expense  incurred  on the  convertible note  that  was  obtained  during  January  2001,  as  well  as  amortization  of discounts attributed to the convertible note, warrants and offering costs.

      Interest  income  decreased 100% from $88,000 for the six months ended June
30, 2000 to $0 for the six months  ended June 30,  2001.  The  decrease is due to a decrease in cash available for investment that was used for operations.

      Net loss from  continuing  operations  increased  approximately  $1,064,000 from  $2,830,000  for the six months ended June 30, 2000, to  $3,894,000  for the six months ended June 30, 2001, due to all of the reasons discussed above.

      Net loss increased  approximately  $1,714,000  from  $2,180,000 for the six months  ended  June 30,  2000,  to  $3,894,000  for the six months ended June 30,
2001, due to the reasons discussed above.

Liquidity and Capital Resources

We have $22,000 in cash as of June 30, 2001 with net working  capital  deficit of
$(1,347,000)  at June 30, 2001.  During the six months  ended June 30, 2001,  net cash used in operating  activities  was  $2,734,000.  During the six months ended
June 30,  2001,  we raised  approximately  $715,000  from the exercise of options and  warrants,  and  the  issuance  of  common  stock.  As  noted  above,  we are presently in negotiations  with  institutional  sources regarding debt and equity
instruments  to  fund  the  Company.   While  there  can  be  no  assurance  that
additional  investments  or  financings  will  be  available  to  us  as  needed,
management   fully   expects  to  conclude   the   necessary   financing  in  the
near-to-medium  term.  Failure to obtain  such  capital on a timely  basis  could result in lost  business  opportunities,  the sale of the Cymedix(R)business at a distressed price or the financial failure of our Company.

      In  February  of  2000,  we  sold  the  assets  of our  remaining  staffing businesses  for  $1,000,000.  The purchase  price was paid with  $500,000 cash at closing and a $500,000  subordinated  note,  which was  payable in May 2001.  The subordinated note was repaid on December 29, 2000.

      During  December 2000, the Company  obtained a credit  facility under which it has borrowed  $1,500,000  pursuant to a convertible  promissory note. $100,000 of the  convertible  note  bas been  converted  into  111,111  shares  of  common stock.  During April and May 2001,  a further  $500,000  principal  amount of the note was  redeemed.  The  redemption  was  satisfied  by the  issuance of 977,423 shares of common stock.

      During  March  2001,  the Company  received  $350,000  for the  issuance of
636,364  shares of its common  stock.  During May,  2001,  the  Company  received
$200,000 for the issuance of 307,692 shares of its common stock.

      Subsequent  to June 30,  2001 and  through  August 10,  2001,  the  Company received  approximately  $22,000  from the  exercise  of  options  and  warrants,
$200,000 for the issuance of 296,296  shares of its common  stock,  an additional
$200,000  for  the  issuance  of  294,118   shares  of  its  common  stock,   and
approximately  $136,000 in short-term  advances from a related party. The Company received an additional $182,606,  net of commissions,  as the first advance under the equity line.

      As of August 10, 2001, we had outstanding  5,136,000  warrants with a total exercise  price of  $2,568,000,  which are  callable  for $.01 per  warrant  upon thirty  days  written  notice  However,  there  can be no  assurance  that any of these warrants will be exercised

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
Ruxin  v.  Cymedix   Lynx   Corporation,   and  Medix   Resources,   Inc.   (Case
No.00CV2997),  alleging  that a predecessor  company of Cymedix Lynx  Corporation had  promised to issue  stock  options to the  plaintiff  but had failed to honor that  promise.  Plaintiff  was  claiming  the  right  to  receive  an  option  to purchase  90,000 shares of Medix common stock at  approximately  $0.44 per share.
Plaintiff  sought  damages  in  an  amount  to  be  determined  at  trial,   plus
prejudgment interest,  costs,  including attorney's fees, and such further relief as the Court deems just and  proper.  On June 15,  2001,  we agreed to settle the matter by paying the  plaintiff  $35,000  and  issuing to him 2-year  warrants to purchase  195,000  shares of the Company's  common stock at $.50.  The settlement was  approved  by the court on July 6,  2001.  The case has been  dismissed  with prejudice.

      On July 11,  2000,  an  action  was  filed in the  United  States  District
Court,  Southern District of New York,  against Medix Resources,  Inc., under the caption Guli R. Rajani v. Medix  Resources,  Inc.  (00CIV.  5061),  alleging that
the  Company  granted  to  plaintiff  the  right  to  purchase   preferred  stock
convertible  into the  Company's  common  stock  and  warrants  to  purchase  the
Company's  common  stock in  connection  with the  Company's  private  financings during  1999,  and then failed to permit  plaintiff  to purchase  shares in those financings.  Plaintiff  sought  damages of  $12,600,000,  plus interest  thereon, alleging  that  such  damages  resulted  from the  Company's  failure  to let him purchase  securities  in the  private  offerings.  On May 2,  2001,  we agreed to settle the matter by paying the  plaintiff  $20,000  and  issuing to him,  over a period  of  18  months,  3-year  warrants  to  purchase  137,500  shares  of  the
Company's  common  stock at $0.50.  The  settlement  was approved by the Court on
May 3, 2001. The case has been dismissed with prejudice.

      On September 27, 2000,  an action was filed in the United  States  District
Court,  Eastern District of New York,  against Medix  Resources,  Inc., under the caption,  Yecheskel  Munk and The Nais  Corporation,  v. Medix  Resources,  Inc.
f/k/a  International  Nursing  Services,  Inc.  (CV 00 5816),  alleging  that the
Company  had failed to  properly  and fully  convert  the  Company's  convertible preferred  stock held by one of the  Plaintiffs,  and had failed to maintain  the registration  for public sale with the  Securities  and  Exchange  Commission  of shares  underlying  warrants held by both Plaintiffs.  Plaintiffs seek damages of
approximately   $2,700,000,   plus  interest  thereon.   Management   intends  to
vigorously  defend this action and does not expect any  resolution of this matter to have a material adverse effect on the Company's financial condition.

      On July 5,  2001,  we  received  a  written  claim  on  behalf  of a former employee  whose  employment  terminated  in 1998  and  related  to the  temporary staffing  business  which was  divested  under  the  previous  management  of the
Company.  The claim  relates to alleged  unpaid  severance  and options  that the
Company is  alleged  to have  wrongfully  failed to permit  the the  employee  to
exercise.   No  amount  of  damages  was  claimed  in  the  letter.  Based  on  a preliminary  investigation,  we have denied any liability in this matter,  and do not expect any  resolution  of the matter,  if legal  action is taken,  to have a material adverse impact on the Company.

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

   Security                   Number of                                    Exemption
    Issued        Date         Shares     Consideration      Purchasers     Claimed
------------    --------      ---------   -------------      ----------    ----------
Common Stock    April 23,      213,274    Redemption of       RoyCap,      Section 4(2)
                   2001                   $100,000            Inc.
                                          principal amount
                                          of note
Common Stock    May 1,          15,000    Exercise of         Private      Section 4(2)
                   2001                   options             Investor

Common Stock    May 10,        614,251    Redemption of       RoyCap,      Section 4(2)
                   2001                   $300,000            Inc.
                                          principal amount
                                          of note
Common Stock    May 31,        149,898    Redemption of       RoyCap,     Section 4(2)
                   2001                   $100,000            Inc.
                                          principal amount
                                          of note
Common Stock    May 23,        307,692    $200,000            RoyCap,      Section 4(2)
                   2001                                       Inc.

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

            None

b.    Reports on Form 8-K during the quarter reported on:

          1)   Form 8-K, filed with the  Commission on April 5, 2001,  reporting in Item 5 a press release  announcing the signing of a definitive agreement with Kaiser  Permanente  Georgia for participation in a physician connectivity program.

          2)   Form 8-K, filed with the Commission on April 11, 2001,  reporting in  Item  5 a  press  release  announcing  the  licensing  of the
               Company's Cymedix(R) Universal Interface (CUI) to iScribe, Inc.

          3)   Form 8-K, filed with the Commission on April 23, 2001,  reporting in  Item 5 a  press  release  announcing  the  Company's  role in handheld and wireless device  integration for Wellpoint  Pharmacy
               Management.

          4)   Form 8-K, filed with the Commission on May 24, 2001, reporting in
               Item 5 a press release  announcing  the  appointment  of Louis E.
               Hyman as permanent Chief Technology Officer.

          5)   Form 8-K, filed with the  Commission on June 12, 2001,  reporting in Item 5  Information  About  the  Company's  Current  Executive
               Officers.

          6)   Form 8-K, filed with the  Commission on June 22, 2001,  reporting in Item 5 a press release  announcing the private placement of an equity line financing with Cornell Capital Partners,  L.P., a New
               York based  institutional  investment fund which provides finance to companies in emerging growth markets.

                                   SIGNATURES

      In  accordance  with the  requirements  of the  Securities  Exchange Act of
1934,  the  registrant  has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 13, 2001

                                    MEDIX RESOURCES, INC.
                                    (Registrant)

                                    /s/ Gary L. Smith
                                    Gary L. Smith
                                    Executive Vice President
                                    (Principal Financial and Chief Financial Officer)