Form 10QSB
period 2001-09-30
MEDIX RESOURCES INC
filed 2001-11-14
CIK 890784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

Commission File Number:                         0-24768
                             -----------------------------------------

                              MEDIX RESOURCES, INC.
               (Exact name of issuer as specified in its charter)

                       Colorado                          84-1123311
--------------------------------------------   ----------------------------
(State or other jurisdiction of incorporation       (I.R.S. Employer
               or organization)                   Identification No.)

 305 Madison Avenue, Suite 2033, New York, New York            10165
--------------------------------------------   ----------------------------
(Address of principal executive offices)                    (Zip Code)

                                 (212) 697-2509
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
past 90 days.     [X] Yes           [  ] No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 9, 2001.

            Common Stock, $0.001 par value                    54,669,447
            ------------------------------                    ----------
                       Class                                Number of Shares

                              MEDIX RESOURCES, INC.

                                      INDEX

PART I.   Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets - September 30, 2001 (Unaudited) and
 December 31, 2000

Unaudited Consolidated Statements of Operations -- For the Three
 and Nine Months Ended September 30, 2001 and September 30, 2000

Unaudited Consolidated Statements of Cash Flows -- For the
 Nine Months Ended September 30, 2001 and
 September 30,2000

Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations

PART II.  Other Information

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Forms 8-K

Signatures

                              MEDIX RESOURCES, INC.

                           Consolidated Balance Sheets

                                                                 September 30,    December 31,
                                                                     2001            2000
                                                                 ------------    ------------
                                                                  (Unaudited)
                                     Assets
Current assets
  Cash and cash equivalents ..................................   $     73,000    $  1,007,000
  Accounts receivable, net ...................................         36,000          49,000
  Prepaid expenses and other .................................         69,000         225,000
                                                                 ------------    ------------
      Total current assets ...................................        178,000       1,281,000

Software development costs, net ..............................        624,000         371,000
Property and equipment, net ..................................        391,000         418,000
Intangible assets, net .......................................      1,876,000       3,019,000
                                                                 ------------    ------------

Other assets .................................................         19,000            --
                                                                 ------------    ------------

Total assets .................................................   $  3,088,000    $  5,089,000
                                                                 ============    ============

                      Liabilities and Stockholders' Equity
Current liabilities
  Notes payable ..............................................   $     10,000    $    137,000
  Convertible note payable, net of discount of $188,000 ......        312,000            --
  Accounts payable ...........................................        555,000         159,000
  Accrued expenses ...........................................        660,000         591,000
  Liability for unissued warrants (Note 3) ...................        590,000            --
                                                                 ------------    ------------
      Total current liabilities ..............................      2,127,000         887,000
                                                                 ------------    ------------
Stockholders' equity
  1996 Preferred stock, 10% cumulative  convertible, $1
   par value; 488 shares authorized;  155 shares issued;
   1 share outstanding .......................................           --              --
  1997 Convertible preferred stock, $1 par value; 300
   shares authorized; 167.15 shares issued; zero shares
   outstanding ...............................................           --              --
  1999  Series A  convertible  preferred  stock,  $1 par
   value;  300 shares  authorized;  1,832 shares issued;
   zero shares outstanding ...................................           --              --
  1999 Series B convertible preferred stock, $1 par
   value; 2,000 shares authorized; 1,832 shares issued;
   50 shares outstanding .....................................           --              --
  1999 Series C convertible preferred stock, $1 par
   value; 2,000 shares authorized; 1,995 shares issued;
   375 and 875 shares outstanding ............................           --             1,000
  Common stock, $.001 par value; 100,000,000
   authorized; 52,482,446 and 46,317,022 issued and
   outstanding ...............................................         52,000          46,000
  Dividends payable with common stock ........................          7,000           5,000
  Additional paid-in capital .................................     31,401,000      27,573,000
  Accumulated deficit ........................................    (30,499,000)    (23,423,000)
                                                                 ------------    ------------
      Total stockholders' equity .............................        961,000       4,202,000
                                                                 ------------    ------------

Total liabilities and stockholders' equity ...................   $  3,088,000    $  5,089,000
                                                                 ============    ============

                              MEDIX RESOURCES, INC.

                 Unaudited Consolidated Statements of Operations

                                For the Three   For the Three   For the Nine    For the Nine
                                Months Ended    Months Ended    Months Ended    Months Ended
                                September 30,   September 30,   September 30,   September 30,
                                    2001            2000            2001           2000
                                ------------    ------------    ------------    ------------

Revenues ....................   $       --      $    104,000    $     30,000    $    294,000

Direct costs of services ....          5,000          73,000          38,000          96,000
                                ------------    ------------    ------------    ------------

Gross margin ................         (5,000)         31,000          (8,000)        198,000
                                ------------    ------------    ------------    ------------

Software research and
development costs ...........        348,000         427,000         947,000         427,000

Selling, general and
administrative expenses .....      1,594,000       1,028,000       4,611,000       3,993,000

Impairment of  Intangible
 Assets (Note 2) ............      1,111,000            --         1,111,000            --

Net loss from operations ....     (3,058,000)     (1,424,000)     (6,677,000)     (4,222,000)

Other income ................         11,000          47,000          11,000         135,000

Interest expense ............       (136,000)         (3,000)       (410,000)        (23,000)
                                ------------    ------------    ------------    ------------

Net loss from continuing
operations ..................     (3,183,000)     (1,380,000)     (7,076,000)     (4,110,000)

Net gain (loss) from
discontinued operations .....           --              --              --           650,000
                                ------------    ------------    ------------    ------------

Net Loss ....................   $ (3,183,000)   $ (1,380,000)   $ (7,076,000)   $ (3,460,000)
                                ============    ============    ============    ============

Net loss per common
share-continuing operations .   $      (0.06)   $      (0.03)   $      (0.14)   $       (.10)
                                ============    ============    ============    ============

Net income (loss) per common
share-discontinued operations           --              --              --               .02

Net loss per common share ...   $      (0.06)   $      (0.03)   $      (0.14)   $       (.08)
                                ============    ============    ============    ============

Weighted average shares
outstanding .................     51,267,407      44,989,209      49,308,780      39,811,424
                                ============    ============    ============    ============

                              MEDIX RESOURCES, INC.

                 Unaudited Consolidated Statements of Cash Flows

                                                             For the Nine Months Ended
                                                                   September 30,
                                                           --------------------------
                                                               2001            2000
                                                           -----------    -----------
Cash flows from operating activities
  Net loss .............................................   $(7,076,000)   $(3,460,000)
  Adjustments  to  reconcile  net  income  (loss) to net
   cash flows (used in) provided by operating activities
   Gain on sale of staffing business ...................          --         (823,000)
   Depreciation and amortization .......................       375,000        274,000
   Amortization  of  discount  and
    warrants-convertible debt ..........................       374,000           --
   Write off of unrecoverable intangible assets, net ...     1,111,000           --
   Options and warrants issued in conjunction with
    stock issuance, and for litigation settlement,
    respectively .......................................       503,000        137,000
   Net changes in current assets and current liabilities     1,130,000        535,000
                                                           -----------    -----------
      Net cash flows (used in) provided by operating
       activities ......................................    (3,583,000)    (3,337,000)
                                                           -----------    -----------

Cash flows from investing activities
  Proceeds from the disposal of staffing business ......          --          500,000
  Software development costs incurred ..................      (366,000)      (347,000)
  Purchase of property and equipment ...................       (66,000)    (1,002,000)
  Business acquisition costs, net of cash acquired .....          --          (94,000)
                                                           -----------    -----------
      Net cash flows (used in) investing activities ....      (432,000)      (943,000)
                                                           -----------    -----------

Cash flows from financing activities
  Advances received on convertible note ................     1,500,000           --
  Advances (payments) under financing agreement, net ...          --         (484,000)
  Payments on capital leases and debt ..................      (130,000)       (76,000)
  Proceeds from the issuance of common stock ...........     1,481,000           --
  Net proceeds from exercise of options and warrants ...       230,000      5,884,000
                                                           -----------    -----------
      Net cash flows provided by financing activities ..     3,081,000      5,324,000
                                                           -----------    -----------

Net (decrease) increase in cash and cash equivalents ...      (934,000)     1,044,000
Cash and cash equivalents at beginning of period .......     1,007,000      1,229,000
                                                           -----------    -----------

Cash and cash equivalents at end of period .............   $    73,000    $ 2,273,000
                                                           ===========    ===========

Non-cash and investing and financing activities for the nine months ended September 30,
2001:
      Conversion of preferred stock into common stock (Note 3).
      Conversion of $1,000,000 note payable into 1,618,477 shares of common stock (Note 3).
      Financed insurance policies of $3,000 by issuing a note payable.

Non-cash and investing and financing activities for the nine months ended September 30, 2000:
      Disposal of staffing business.
      $370,000 accrued liability for the purchase of a license.
      Conversion of a $400,000 note payable into 800,000 shares of common stock.
      Conversion of preferred stock into common stock.

                              MEDIX RESOURCES, INC.

              Notes to Unaudited Consolidated Financial Statements

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The  consolidated  financial  statements  are  unaudited  and reflect all  adjustments
(consisting  only  of  normal  recurring   adjustments),   which  are,  in  the  opinion  of
management,  necessary  for a fair  presentation  of the  financial  position and  operating results for the interim  periods.  The  unaudited  consolidated  financial  statements as of
September  30, 2001 have been derived  from  audited  financial  statements.  The  unaudited consolidated  financial  statements  contained herein should be read in conjunction with the financial  statements  and notes  thereto  contained  in the  Company's  Form 10-KSB for the fiscal year ended  December 31, 2000.  The results of  operations  for the nine months ended
September  30, 2001 are not  necessarily  indicative  of the  results for the entire  fiscal year ending December 31, 2001.

2.    INTANGIBLE ASSETS

                                                          September 30,
                                                               2001
                                                          -------------

  Goodwill acquired through the Cymedix acquisition, net   $ 1,876,000

During the third quarter of 2001,  the Company,  after  evaluating  the  performance of each asset,  ceased operation of its wholly owned  subsidiary,  Automated Design Concepts,  Inc., and terminated its license  agreement with  ZirMed.com.  As a result, a charge of $1,111,000 has been  included  in the  results  of  operations  for the  three  and nine  months  ended
September 30, 2001.  This amount  represents the  unamortized  balance of each investment at the time of impairment.

3.    EQUITY TRANSACTIONS

      During the first nine months of 2001, 500 shares of the 1999 Series C preferred  stock were converted into 1,000,000 shares of common stock.

      Additionally,  the Company  received  proceeds of $230,000  from the exercise of stock options and warrants resulting in the issuance of 899,309 shares of common stock.

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

      During  February  2001,  $100,000 of the  convertible  note was converted into 111,111 shares of common stock.  During the period April through  September,  a further  $900,000 of the note was  redeemed.  These  redemptions  were  satisfied  by the  issuance of  1,507,366 shares of common  stock.  During  July  2001,  52,928  shares of common  stock was issued as payment of accrued interest through July 10, 2001.

      In connection with this credit facility,  the Company also agreed to issue warrants to purchase common stock to the holder of the convertible  promissory  note. The Company issued
750,000  warrants in connection  with  drawdowns  under the  convertible  note. The warrants have an  exercise  price of $1.75  and  terms of two years  from the date of  issuance.  The
Company also issued 54,167 warrants to purchase  common stock to two finders  assisting with the  transaction.  The finder warrants also have terms of two years and an exercise price of
$1.75.

      The  Company has imputed  values for the  750,000  and 54,167  warrants  issued to the provider of the credit  facility  and the finders  using the  Black-Scholes  Option  pricing model as is  standard  accounting  convention.  The  first  500,000  warrants  issued to the provider of the credit  facility were valued at $249,000 and have been treated as a discount on the debt to be amortized over its remaining  life. The related 54,167  warrants issued to finders  were  valued at $42,000 and have been  recorded  as debt issue costs and  amortized over the  remaining  life of the debt.  The  values  were  determined  using  the  following assumptions;  lives of two years, exercise prices of $1.75,  volatility of 117%, no dividend payment and a risk-free  rate of 5.5%.  In  connection  with the final draw under the credit facility  in May,  the  Company  issued  250,000  warrants  to the  provider  of the  credit facility.  The 250,000  warrants  issued to the provider of the credit  facility were valued at $209,000  using the  Black-Scholes  pricing  model and have been treated as a discount on the debt to be amortized  over its remaining  life. In connection  with the final draw under the credit  facility,  The Company issued  warrants to purchase  25,000 shares issued to the finders.  The warrants  have been valued at $21,000 using the  Black-Scholes  option-pricing model,  and have been treated as a discount on the debt to be amortized  over its  remaining life.

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

      During the period May through  September 2001, the Company received  $600,000 from the noteholder  for the issuance of 898,106  shares of its common stock,  in additional  private placement transactions.

   The  Company has entered  into an Equity  Line of Credit  Agreement  dated as of June 12,
2001.  Under the  agreement,  the  providers of the Equity Line of Credit have  committed to advance  to the  Company  funds in an  amount  of up to  $10,000,000,  as  requested  by the
Company,  over a 24-month  period in return for common  stock  issued by the  Company to the providers.  The  principal  conditions  to any such  advance,  which may be  waived,  are as follows:

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

   The Company  will pay an aggregate  of 7% of each amount  advanced  under the equity line financing  to two parties  affiliated  with the  providers  of the Equity Line of Credit for their services relating thereto.  In addition,  upon the effective date of this Registration
Statement  registering  the  securities  to be issued  under the Equity Line of Credit,  the
Company  issued to those same two parties an  aggregate of 198,020  shares of common  stock, and on  December  9, 2001 (180 days after the date of the Equity  Line of Credit  Agreement)
the Company will issue to them  additional  shares of our common stock in an amount equal to
$200,000,  divided by the purchase price, as described  above, for shares advanced under the equity line financing as if an advance  occurred on such date. In addition,  the Company has paid legal fees in an aggregate amount of  $15,000.

   During the period  August to  September  2001,  the  company  received  $531,000,  net of commissions  and escrow fees from three equity line  advances,  resulting in the issuance of
862,220 shares of common stock.

The Company has an obligation to issue up to 6,000,000  warrants  under an agreement  with a pharmacy  management  company for the Company's  proprietary  software to be interfaced with core medical  service  providers.  The  agreement  provides for  3,000,000  warrants with an exercise  price of $.30 and 3,000,000  warrants with an exercise  price of $.50 all expiring five years from the date of grant.  The  warrants to be issued by the Company are granted in increments based on certain  performance  criteria.  At December 31, 1999,  1,000,000 of the warrants had been granted but have not yet been issued.  In connection  with the  obligation to issue the 1,000,000  warrants earned,  the Company recorded expense of $1,364,000  valued using the Black-Scholes  option pricing model as of December 31, 1999. During 2001,  850,000 of the  warrants  had  been  granted  but  were  not yet  issued.  In  connection  with  the obligation to issue the 850,000  warrants  earned,  the Company recorded expense of $590,000 during the third quarter of 2001 valued using the Black-Scholes options pricing model.

4.    STOCK OPTIONS

      During  the first  nine  months of 2001,  the  Company  granted  options  to  purchase
2,289,000 common stock at exercise prices of $.60 to $1.33 per share to current  and  former employees and consultants of the Company, under the Company's 1999 Stock Option Plan.

5.    ACCUMULATED DEFICIT

      Of the $30,499,000  cumulative  deficit at September 30, 2001, the approximate  amount relating to the Company's  technology  business from inception is $14,669,000.  In addition, a premium of $2,332,000 was paid upon the  acquisition of Cymedix Lynx in 1998,  producing a total investment of $17,001,000 in the technology business to date.

6.    RELATED PARTY TRANSACTIONS

      During  the  nine  month  period  ended  September  30,  2001,  the  Company  had paid approximately  $35,000 to a related party for services.  The President of the Company has an ownership interest in the related party.

      During July 2001, the Company received $136,000 as a short- term advance from a related party, $50,000 of which was repaid during August 2001.  An additional $30,000 was advanced to the company by the related party during September 2001, leaving an outstanding balance of $116,000 at September 30, 2001.

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

         On July 6, 2001,  the court  approved an  agreement  entered into by the Company to settle a  lawsuit.  The  Company  agreed to pay to the  plaintiff  $35,000  and issue to him
2-year  warrants to purchase  195,000  shares of the  Company's  common  stock at $.50.  The warrants  issued in this  settlement  have been valued at $137,000  using the  Black-Scholes pricing  model,  and have been  included as an  increase  to  goodwill  in the  accompanying financial  statements,as  a result of an  unrecorded  liability  that existed at the time of the Cymedix merger.

      On August 7, 2001,  a former  officer of the Company  filed an action in the  District
Court of Arapahoe  County,  Colorado,  against the Company and its former President and CEO,
John Yeros, entitled Barry J. McDonald v. Medix Resources, Inc f/k/a/ International Nursing
Services,  Inc. and John Yeros, (Case No. 01CV2119).  The plaintiff alleges (1) breach of an employment  agreement,  a stock option  agreement and the related  stock option plan,  (2) a duty of good faith and fair  dealing,  and (3)  violation  of the  Colorado  Wage Claim Act.
Plaintiff  seeks  unspecified  damages to be determined at jury trial,  including  interest, punitive  damages,  plaintiff's  attorneys  fees,  and a 50% penalty under the Colorado Wage
Claim Act.  The  Company and its  co-defendant  have  answered  the  plaintiff's  complaint, denying any  liability.  The Court set  discovery to be completed by July 31, 2002,  and the trial to begin on September 9, 2002.  Management of the Company intends to vigorously defend this action,  and does not expect any  resolution of this matter to have a material  adverse effect on the Company's financial condition.

8.    SUBSEQUENT EVENTS

      The Company has reached an agreement in principle to settle  litigation  by issuing to one of the  plaintiffs  90,000 shares of Company  common  stock,  and extending the exercise period of the warrants of the other  plaintiff  until  December 31, 2003.  The settlement is subject to the execution of a definitive  settlement agreement and the approval of the terms of settlement by the Court.

      During October, the company received $276,000,  net of commissions and escrow fees for two additional  equity line advances,  resulting in the issuance of 625,000 shares of common stock.

      During  October  2001,   $500,000  of  the  convertible   note  was  redeemed.   These
redemptions  were  satisfied  by the  issuance of 946,663  shares of common  stock.  At this filing date, this leaves with no "overhang",  or unconverted debt  representing  anticipated dilution.

      During October 2001, the Company received $250,000 from the noteholder for the issuance of 337,838 shares of its common stock, as another private placement transaction.

            During October 2001, the company received $69,000 resulting in the issuance of
275,000 shares of common stock for the exercise of options.

9.    NEW ACCOUNTING STANDARDS NOT YET ADOPTED

      In June 2001 the Financial  Accounting  Standards Board issued FASB Statements 141 and
142.  These   statements,   among  other  items,  deal  with  the  accounting  for  business acquisitions and intangible  assets including  goodwill.  The Company will be adopting these accounting  pronouncements  on January 1, 2002. Among other items,  these new standards will change the accounting for  amortization  of goodwill  expense and the impairment of goodwill in a manner  different than they have been in the past.  Had the statements  been applied as of September 30, 2001,  amortization  expense of goodwill  totaling $169,000 would have been excluded  from the  statement of  operations  and the reported loss for the six months ended
September 30, 2001 would have been approximately $6,907,000 instead of $7,076,000.

      The  Company  has not yet  determined  what  impact,  if any,  the  implementation  of
Statement 142 will have on it's testing for impairment of goodwill.

                              MEDIX RESOURCES, INC.

Item 2:  Management's  Discussion  and  Analysis  of  Financial  Condition  and  Results  of
Operations

Overview

      We are an information  technology Company headquartered in New York City, with offices in Denver,  Colorado;  Thousand Oaks, California;  East Brunswick,  New Jersey; and Atlanta,
Georgia.  We  specialize  in the  development,  marketing  and  management  of software  and connectivity  solutions  for  clinical  and  business  transactions  within  the  healthcare industry.  Through  our  wholly  owned  subsidiary,  Cymedix  Lynx  Corporation,  a Colorado corporation,  we have  developed  Cymedix(R),  a unique  healthcare  communication  technology product line.  Cymedix(R)provides  instantaneous  access to patient  clinical,  financial and administrative  information.  Its software also supplies  healthcare  institutions,  such as health plans,  specialty payors, and hospitals,  as well as practicing physicians with a set
of  non-invasive   technology  tools  that  can  be  attached  to  their  existing  software
applications  and  provide   Internet-enabled   transaction   capabilities  that  facilitate
communication among the parties.

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
years ended  December 31, 2000,  December 31, 1999 and December 27, 1998.  At September  30,
2001 we had an  accumulated  deficit  of  ($30,499,000)  and a negative  working  capital of
($1,949,000).  These losses and negative  operating cash flow have caused our accountants to include a "going concern"  qualification,  as is standard audit  reporting  practice in such circumstances,  in their report in connection  with their audit of our financial  statements for the year ended December 31, 2000.

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

      We  expect to  continue  to  experience  losses,  in the near  term,  as our  software products are not yet deployed in full-scale  transaction  production  mode and therefore are not generating  significant revenue at present.  During 2001, we have been delinquent,  from time to time, in the payment of our current  obligations,  including payments of withholding and other tax  obligations.  Working capital is required to support the ongoing  development and marketing of the Cymedix(R)software  products until such time as revenue  generation can adequately  support the  Company.  To address  this need,  in June the Company  concluded an
Equity  Line  financing,  the terms of which  are  outlined  in Note No. 3 to the  Unaudited
Consolidated  Financial Statements.  Additional capital will be needed to fund the projected increased  staffing that will be necessary to meet the Company's  commitments  in deployment and further  software  development  and to achieve the projections set forth in our business plan.  To meet this need,  we are  presently  in  negotiations  with  institutional  sources regarding  a  private  placement  of  equity  ("PIPE"  transaction).  While  there can be no assurance  that  additional  investments  or  financings  will be available to us as needed, management  fully expects to conclude the necessary  financing in the  near-to-medium  term.
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

      We have been granted  certain  patent  rights,  trademarks  and  copyrights.  However, patent and intellectual  property legal issues for software  programs,  such as the Cymedix(R)
products,  are complex and currently  evolving.  Since patent  applications are secret until patents are issued,  in the United States,  or published,  in other countries,  we cannot be sure  that we are  first  to file any  patent  application.  In  addition,  there  can be no assurance that  competitors,  many of which have far greater  resources than we do, will not apply for and  obtain  patents  that will  interfere  with our  ability to develop or market product ideas that we have  originated.  Further,  the laws of certain foreign  countries do not provide the protection to  intellectual  property that is provided in the United States, and may limit our ability to market our  products  overseas.  We cannot  give any  assurance that the  scope of the  rights  we have are  broad  enough  to fully  protect  our  Cymedix(R)
software from infringement.

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

   As of November 1, 2001,  we had  54,669,447  shares of common  stock  outstanding.  As of that date,  approximately  20,984,583  shares were issuable upon the exercise of outstanding options,  warrants or other rights,  and the  conversion of preferred  stock.  Most of these shares  will  be  immediately  saleable  upon  exercise  or  conversion  under  registration statements we have filed with the U.S.  Securities and Exchange  Commission (the "SEC"). The
exercise  prices of options,  warrants or other  rights to acquire  common  stock  presently outstanding  range from $0.19 per share to $4.97 per share.  During the respective  terms of the  outstanding  options,  warrants,  preferred  stock  and  other  outstanding  derivative securities,  the holders are given the opportunity to profit from a rise in the market price of the common  stock,  and the exercise of any options,  warrants or other rights may dilute the book value per share of the common stock and put  downward  pressure on the price of the common stock. The existence of the options,  conversion rights, or any outstanding  warrants may  adversely  affect  the  terms on  which  we may  obtain  additional  equity  financing.
Moreover,  the holders of such  securities  are likely to exercise  their  rights to acquire common  stock at a time when we would  otherwise  be able to obtain  capital  on terms  more favorable than could be obtained through the exercise or conversion of such securities.

   In connection  with our equity line of credit  financing,  we have  registered  9,500,000 additional  shares  with  the SEC for  sale by the  providers  of the  financing,  of  which
8,012,780  shares remain  available  for issuance as of November 1, 2001.  The resale of the common stock that may be issued by us under the equity line of credit  described herein will substantially  increase  the number of our publicly  traded  shares  ("float").  If existing shareholders  perceive  that  this  increased  float is not  accompanied  by a  commensurate increase  in  value  to the  Company,  then  shareholder  value--real  or  perceived--will  be diluted.  Such  dilution  could cause  holders of our shares of common  stock to sell,  thus depressing the price of our common stock.  Therefore,  the very existence of the equity line financing could depress the market price of our common stock.

   The resale of the common  stock that will be issued by us under our equity line of credit financing  would  substantially  increase the number of our publicly  traded  shares,  which could  depress the market  price of our common  stock.  This would occur if such resale took the form of heavy volume,  or volume  concentrated in a relatively  short period,  at levels greater  than the trading  activity of our stock could  normally  support.  Since all of the shares that are issued by us in  connection  with advances  under the equity line  financing will be immediately  available for resale under this  prospectus,  the very existence of the equity line financing could depress the market price of our common stock.  Furthermore,  the terms of the equity line financing  provides that we will sell shares of our common stock to the  providers  of the  financing  at 91% of the  average  of the three  lowest of the three closing daily  volume-weighted  average prices of our common stock during the 22-trading day period  immediately before our request for the advance.  Therefore,  since all of the shares that are issued by us in connection  with advances under the equity line financing will have a "built-in"  discount of at least 9% upon  issuance,  this could produce an impetus for the providers of the equity line to resell their shares sooner or in greater  quantity than they would  otherwise.  Such resale  could have the effect of  depressing  our share  price.  The issuance of shares under the equity line will  therefore  dilute the equity  market price of our common stock.  Such dilution  could cause holders of our shares of common stock to sell, further depressing the price of our common stock.

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

Results of Operation

Comparison of The Three Months Ended September 30, 2001 and September 30, 2000

      Total  revenues for the three months ended  September 30, 2001,  were $0 compared with
$104,000  for the three  months ended  September  30,  2000.  The decrease is comprised of a
$45,000  decrease in ADC  revenues  (ADC was  acquired  by the Company in February  2000 and divested in March 2001) and a $59,000  decrease in Cymedix  pilot  program fees  relating to pilot programs subsequently concluded.

      Research and development  costs decreased  approximately  $79,000 or 19% from $427,000 for the three  months  ended  September  30,  2000,  to $348,000  for the three months ended
September 30, 2001.  This decrease  represents  the  Company's  salary  reduction and layoff plan that was put into effect  during the first  quarter of 2001.  This  decrease is largely related to the divested ADC web development and hosting business.

      Selling,  general, and administrative expenses increased approximately $566,000 or 55%
from  $1,028,000 for the three months ended  September 30, 2000, to $1,594,000 for the three months ended  September 30, 2001. The decrease is attributed to decreases in  administrative staffing levels,  which occurred during the first quarter of 2001 and effected third quarter results, as well as Black-Scholes  expenses incurred as a result of warrants earned under an agreement with a pharmacy management company.

      Interest expense  increased from $3,000 for the three months ended  September 30, 2000 to $136,000 for the three months ended  September  30, 2001.  This increase is the result of interest  expense incurred on the convertible note that was obtained during January 2001, as well as amortization of discounts  attributed to the convertible note, warrants and offering costs.

      Other income  decreased 77% from $47,000 for the three months ended September 30, 2000 to  $11,000  for the three  months  ended  September  30,  2001.  The  decrease  is due to a decrease in cash available for investment that was used for operations.

      Loss from  impairment  increased 100% from $0 for the three months ended September 30,
2000 to $1,111,000  for the three months ended  September 30, 2001,  due to the write off of impaired goodwill relating to automated Design Concepts, Inc., and ZirMed.com.

      Net loss  increased  approximately  $1,803,000  from  $1,380,000  for the three months ended  September 30,  2000, to $3,183,000 for the three months ended September 30, 2001, due to the reasons discussed above.

Comparison of The nine Months Ended September 30, 2001 and September 30, 2000

      Total  revenues for the nine months ended  September 30, 2001,  were $30,000  compared with  $294,000 for the nine months ended  September  30, 2000.  The decrease  represents  an increase in ADC revenues (ADC was acquired by the Company during February  2000),  offset by a decrease in Cymedix pilot program fees.

      Research and development costs increased  approximately $520,000 or 122% from $427,000 for the nine  months  ended  September  30,  2000,  to $947,000  for the nine  months  ended
September 30, 2001.  This increase  represents the Company's focus on the development of new products.

      Selling,  general, and administrative expenses increased approximately $618,000 or 15%
from  $3,993,000  for the nine months ended  September 30, 2000, to $4,611,000  for the nine months ended September 30, 2001 due to decreases in  administrative  staffing levels,  which occurred during the first quarter of 2001, as well as Black-Scholes  expenses  incurred as a result of warrants earned under an agreement with a pharmacy management company.

      Interest expense increased  approximately 1680% from $23,000 for the nine months ended
September 30,  2000 to $410,000 for the nine months ended  September 30, 2001. This increase is the result of interest  expense incurred on the convertible note that was obtained during
January 2001, as well as  amortization  of discounts  attributed  to the  convertible  note, warrants and offering costs.

      Other income  decreased 92% from $135,000 for the nine months ended September 30, 2000 to $11,000 for the nine months ended  September 30, 2001.  The decrease is due to a decrease in cash available for investment that was used for operations.

       Loss from  impairment  increased 100% from $0 for the nine months ended September 30,
2000 to $1,111,000  for the nine months ended  September  30, 2001,  due to the write off of impaired goodwill relating to automated Design Concepts, Inc., and ZirMed.com.

      Net  loss  from  continuing   operations  increased   approximately   $2,966,000  from
$4,110,000  for the nine months ended  September 30, 2000, to $7,076,000 for the nine months ended September 30, 2001, due to all of the reasons discussed above.

      Net loss increased approximately  $3,616,000 from $3,460,000 for the nine months ended
September 30,  2000, to $7,076,000 for the nine months ended  September 30, 2001, due to the reasons discussed above.

Liquidity and Capital Resources

We have  $73,000  in cash as of  September  30,  2001 with net  working  capital  deficit of
$(1,949,000)  at September 30, 2001.  During the nine months ended  September 30, 2001,  net cash used in operating  activities was  $3,583,000.  During the nine months ended  September
30, 2001, we raised approximately  $1,711,000 from the exercise of options and warrants, and the issuance of common  stock.  During such period,  we have been  delinquent,  from time to time,  in the payment of our current  obligations,  including  payments of  withholding  and other tax  obligations.  At this filing date, all payroll related taxes are now current.  As noted above, we are presently in negotiations with institutional  sources regarding debt and equity  instruments  to fund the Company.  While there can be no assurance  that  additional investments  or financings  will be available to us as needed,  management  fully expects to conclude  the  necessary  financing  in the  near-to-medium  term.  Failure  to obtain  such capital on a timely  basis  could  result in lost  business  opportunities,  the sale of the
Cymedix(R)business at a distressed price or the financial failure of our Company.

      In February  of 2000,  we sold the assets of our  remaining  staffing  businesses  for
$1,000,000.  The  purchase  price was paid with  $500,000  cash at  closing  and a  $500,000 subordinated  note,  which was  payable  in May 2001.  The  subordinated  note was repaid on
December 29, 2000.

      During  December  2000,  the  Company  obtained a credit  facility  under which it has borrowed $1,500,000  pursuant to a convertible  promissory note. $100,000 of the convertible note bas been  converted  into  111,111  shares of common  stock.  During the  period  April through  September 2001, a further $900,000  principal amount of the note was redeemed.  The redemption was satisfied by the issuance of 1,507,366 shares of common stock.

      During March 2001,  the Company  received  $350,000 for the issuance of 636,364 shares of its common stock.  During May,  2001, the Company  received  $200,000 for the issuance of
307,692 shares of its common stock.  During July 2001, the Company received $200,000 for the issuance of 296,296  shares of its common stock.  During August 2001,  the Company  received
$200,000 for the issuance of 294,118 shares of its common stock.

      During August and September 2001, the company received approximately  $531,000, net of commissions  and escrow fees, from advances under its equity line of credit for the issuance of  862,220 shares of common stock.

      Subsequent to September 30, 2001 and through  November 10, 2001, the Company  received approximately  $69,000  from  the  exercise  of  options  and  warrants,  $276,000,  net  of commissions  and escrow fees,  for the issuance of 625,000  shares of its common stock under its equity line of credit,  and $250,000 for the issuance of 337,838  shares of common stock in a private placement transaction.

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
Services,  Inc.  (CV 00 5816),  alleging  that the Company had failed to properly  and fully convert the Company's  convertible  preferred stock held by one of the  Plaintiffs,  and had failed to  maintain  the  registration  for public  sale with the  Securities  and  Exchange
Commission of shares  underlying  warrants held by both Plaintiffs.  Plaintiffs seek damages of approximately $2,700,000,  plus interest thereon. Management intends to vigorously defend this action and does not expect any  resolution  of this  matter to have a material  adverse effect on the  Company's  financial  condition.[  As at this  filing  date the  Company  has reached  an  agreement  in  principle  to settle  the  litigation  by  issuing to one of the plaintiffs  90,000 shares of Company common stock,  and extending the exercise period of the warrants of the other  plaintiff  until  December 31, 2003. The settlement is subject to the execution of a definitive  settlement  agreement and the approval of the terms of settlement by the Court.]

      On August 7, 2001,  a former  officer of the Company  filed an action in the  District
Court of Arapahoe  County,  Colorado,  against the Company and its former President and CEO,
John Yeros, entitled Barry J. McDonald v. Medix Resources, Inc f/k/a/ International Nursing
Services,  Inc. and John Yeros, (Case No. 01CV2119).  The plaintiff alleges (1) breach of an employment  agreement,  a stock option  agreement  and the related  stock  option plan,  (2)
breach of the duty of good faith and fair  dealing,  and (3)  violation of the Colorado Wage
Claim Act.  Plaintiff seeks  unspecified  damages to be determined at jury trial,  including interest,  punitive  damages,  plaintiff's  attorneys  fees,  and a 50%  penalty  under  the
Colorado Wage Claim Act. The Company's and its  co-defendant  have answered the  plaintiff's complaint,  denying any  liability.  The Court has set discovery to be completed by July 31,
2002,  and the trial to begin on September  9, 2002.  Management  of the Company  intends to vigorously  defend this action and does not expect any  resolution  of this matter to have a material adverse effect on the Company's financial condition.

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

   Security                 Number of                                               Exemption
    Issued         Date       Shares         Consideration         Purchasers        Claimed
-------------   ---------  -------------    ---------------       ------------   ---------------

Common Stock    July 2001       529,943        Redemption of         RoyCap,        Section 4(2)
                                                $400,000               Inc.
                                                principal amount
                                                of note

Common Stock    July 2001        25,000        Exercise of           Private        Section 4(2)
                                                options               Investor

Common Stock    July 2001        52,928        Payment of            RoyCap,        Section 4(2)
                                                accrued interest      Inc.

Common Stock    July 2001       296,296        $200,000              RoyCap,        Section 4(2)
                                                                      Inc.

Common Stock    August 2001     562,220        $432,909              Cornell        Section 4(2)
                                                                      Capital
                                                                      partners,
                                                                      LP and
                                                                      Dutchess
                                                                      Private
                                                                      Equities
                                                                      Fund, LP

Common Stock    September 2001  300,000        $153,010               Cornell       Section 4(2)
                                                                       Capital
                                                                       partners,
                                                                       LP and
                                                                       Dutchess
                                                                       Private
                                                                       Equities
                                                                       Fund, LP

Common Stock    August 2001     294,118        $200,000               RoyCap,       Section 4(2)
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

            None

b.    Reports on Form 8-K during the quarter reported on:

                1)    Form 8-K, filed with the Commission on July 30, 2001, reporting in
                Item 5 a press release announcing Medix and Wellpoint Pharmacy Management are to begin joint development of web-based transaction services to physicians.

                                   SIGNATURES

      In  accordance  with the  requirements  of the  Securities  Exchange Act of 1934,  the registrant  has duly  caused  this  report  to be signed  on its  behalf by the  undersigned thereunto duly authorized.

Dated:  November 14, 2001

                                    MEDIX RESOURCES, INC.
                                    (Registrant)

                                    /s/ Gary L. Smith
                                    -----------------
                                    Gary L. Smith
                                    Executive Vice President
                                    (Principal Financial and Chief Financial Officer)