Form 10-K
period 2001-12-31
MEDIX RESOURCES INC
filed 2002-04-01
CIK 890784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the Fiscal Year Ended December 31, 2001

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

                        420 Lexington Avenue, Suite 1830
                            New York, New York 10170
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

Check if there is no disclosure of delinquent  filers in response to Item 405 of
Regulation S-X contained in this form, and no disclosure  will be contained,  to
the  best  of  registrant's   knowledge,  in  definitive  proxy  or  information
statements  incorporated  by  reference  in Part  III of this  Form  10-K or any amendment to this Form 10-K. [X]

The  aggregate   market  value  of  the   registrant's   Common  Stock  held  by
non-affiliates  of  the  registrant  as of  March  15,  2002  was  approximately
$31,707,233  (for  purposes  of the  foregoing  calculation  only,  each  of the registrant's officers and directors is deemed to be an affiliate).

There were  58,386,516  shares of  registrant's  Common Stock  outstanding as of
March 15, 2001.

                      Documents incorporated by reference:
                                      None

                                TABLE OF CONTENTS

PART I

ITEM 1.    BUSINESS
ITEM 2     PROPERTIES
ITEM 3.    LEGAL PROCEEDINGS
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6.    SELECTED FINANCIAL DATA
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET RISK
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11.   EXECUTIVE COMPENSATION
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                     PART I

ITEM 1.   BUSINESS

Our Company

     Medix Resources,  Inc., a Colorado  corporation ("Medix" or the "Company"), is an information  technology company with its principal executive office in New
York, New York. The Company also maintains offices in Agoura Hills,  California,
Greenwood  Village,  Colorado  and  Marietta,  Georgia.  We  specialize  in  the development, marketing and management of software and connectivity solutions for clinical and business  transactions within the healthcare industry.  Through our wholly  owned  subsidiary,  Cymedix  Lynx  Corporation,  a Colorado  corporation
("Cymedix"),  we have developed the  Cymedix(R)suite  of software  products as a toolkit to help modernize physician and healthcare  communication technology and facilitate  transaction  productivity.  We  continue  to enhance  and refine our products to enable the many disparate  information systems within the healthcare industry to  communicate  with one another and to expand the scope of healthcare transaction automation.

     The  Cymedix(R)suite  of products  facilitates the transmission of critical
clinical,   financial  and   administrative   information   between   healthcare
information systems, and provides healthcare institutions (such as health plans, insurers,  hospitals  and  practicing  physicians)  with  non-invasive  software products that can be integrated  with their existing  software  applications  to provide  Internet-enabled  transaction  capability  between  all  parties.  This approach is significant  because it offers substantial utility to physicians who are cautious about making major  adjustments  to their  practice  disciplines or reluctant to invest heavily in new, administrative technologies.

     The implementation of Cymedix(R)software products targets improved efficacy of daily  interactions  between health  caregivers  and their staffs,  ancillary providers such as laboratories and pharmacy  benefit managers (PBMs),  insurance companies, hospitals, Integrated Delivery Networks (IDNs) and Health Maintenance
Organizations  (HMOs).  Recent State and Federal legislative actions, as well as industry  mandates to promote  quality  and the  privacy of patient  information while controlling  costs,  have created fertile ground for effective  technology solutions  that unite systems and enable digital  communication.  The market for robust and practical  healthcare  solutions  will grow rapidly,  and that growth will continue to accelerate as the joined emphases of consumer choice,  quality, administrative  service  and  cost-containment  ratchet  up the  demand for more efficient and user-friendly methods of delivering quality healthcare.

     Moreover,  Medix understands the essentially local nature of healthcare and will deploy  Cymedix(R)software  products only in regions where we can guarantee that each installed  physician can use our  technologies to serve most of his or
her   patients.   This   disciplined   market   approach,   combined   with  the
Cymedix(R)suite of  physician-centric  software products,  provides a foundation for rapid adoption,  ongoing utilization and stable,  recurring revenue streams.
Our  regional  strategy  and  focus  on  authentic  physician  adoption  is what differentiates us from most eHealth companies, including those who have survived the rough justice of today's market, as well as the many who have perished.

     Medix was  incorporated  in the  State of  Colorado  in 1988.  For the next decade, the Company operated as a temporary  healthcare  staffing company,  with offices at various  times in Colorado,  New York,  Texas and  California.  Medix disposed of the its remaining  healthcare  staffing operations in February 2000.
In  January  1998,  the  Company  acquired  Cymedix  Corporation,  a  California corporation,  which was  merged  into our  wholly  owned  healthcare  technology subsidiary, Cymedix Lynx Corporation.

     As of March 15,  2002,  we are in various  stages of  project  development, testing and market  implementation  with six  clients  using  components  of the
Cymedix(R)software  suite to link healthcare participants by using the Internet.
While none of these projects have generated any significant revenues to date, if funding can be obtained to continue and expand our  operations,  these  projects should  position us as one of the  technology  leaders in the  emerging  eHealth industry.  All of these  projects  involve  working with an existing  healthcare
insurer,   reference  laboratory  or  pharmacy  benefit  management  company  to integrate selected  Cymedix(R)products  into their networks to enable physicians to use those products for pharmacy  management  transactions,  laboratory orders and results reporting or claims processing. See "Forward-Looking  Statements and
Associated  Risks"  under  "MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION below.

     Our principal  executive office is located at 420 Lexington  Avenue,  Suite
1830,  New York,  NY 10170,  and its  telephone  number is (212)  697-2509.  Our principal  administrative  office  is at 7100  East  Belleview  Ave.,  Greenwood
Village, CO 80111, and its telephone number is (303) 741-2045.

Recent Developments

     We executed an Amended and  Restated  Common  Stock  Purchase  Warrant with
WellPoint  Pharmacy  Management a wholly owned  subsidiary  of WellPoint  Health
Networks Inc.,  dated February 18, 2002, to restructure our obligations to issue warrants to  WellPoint.  Under that  Warrant,  we are  obligated  to issue up to
7,000,000  shares of our common stock at exercise  prices of $0.30 per share for
3,000,000,  $0.50  per  share  for  3,000,000  shares  and  $1.75  per share for
1,000,000  shares,  if various  performance  related  vesting  requirements  are satisfied by WellPoint.  Currently,  WellPoint  has  satisfied  certain of these requirements  giving  WellPoint  the right to purchase  1,850,000  shares of our common  stock at $0.30  per  share.  The  Warrant  grants to  WellPoint  certain registration  rights to require us to register with the SEC the shares issued to
WellPoint  for resale to the public.  In the  Warrant,  WellPoint  has agreed to restrict  sales to the public of these  shares  during the first year after they have been  issued to  200,000  shares per month and  100,000  shares in any five trading days. The Warrant contains  anti-dilution  provisions providing that the number of shares that may be  purchased  by  WellPoint  under the Warrant may be adjusted in certain  circumstances.  WellPoint's  rights to purchase  our shares under the Warrant expire on September 8, 2004.

     We entered into a secured convertible loan agreement with WellPoint,  dated
February  19,  2002,  pursuant to which we borrowed  $1,000,000  from  WellPoint
Health  Networks  Inc.  The loan becomes  payable on February  19, 2003,  if not converted  into our common stock.  The loan earns annual  interest at a floating rate of 300 basis points over prime, as it is adjusted from time to time,  which is also payable at maturity and may be converted  into common stock.  Conversion into common stock is at the option of either  WellPoint or Medix at a contingent conversion  price. The conversion price will be either (i) at the price at which additional shares are sold to other private placement investors if Medix obtains written commitments for at least an additional $4,000,000 of equity by the close of business on September 30, 2002, from persons not affiliates of WellPoint, and if such sales are closed by the  maturity  date of the loan,  or (ii) at a price equal to 80% of the  then-current  Fair Market Value (as defined below) if Medix is unable to obtain a written commitment for the additional equity investment by the close of business on  September  30, 2002 or close the sales by the maturity date. For this purpose,  "Fair Market Value" shall be the average  closing price of Medix common stock for the twenty trading days ending on the day prior to the day of the conversion.  The loan is secured by the grant of a security  interest in all Medix's  intellectual  property,  including  its patent,  copyrights  and trademarks.  While Medix can cure a default in the  repayment of the loan at the fixed maturity date by the forced  conversion of the loan into its common stock, a cross default, breach of representation or warranty, and bankruptcy or similar event  of  default  will  trigger  the  foreclosure  provision  of the  security agreement.  The Company expects to require  conversion at the earliest  possible time,  which may be before September 30, 2002 if the required funds are received at which point the pledge of collateral will be received.

     In October 2001,  Medix announced the  introduction of  Cymedix(R)III,  the next generation of its  proprietary,  point-of-care  products.  Cymedix(R)III is based upon a robust and device-neutral  architecture that leverages  established workstation,  handheld and wireless  technologies  and supports Medix' long-term commitment  to  support  emerging  exam  room  and  point-of-care  technologies.
Cymedix(R)III  products,  including working applications for Cymedix(R)Pharmacy,
Laboratory  and  PlanConnect  services,  will be made available to physicians in
2002. Until recently,  the combination of expensive,  front-end  equipment costs
coupled  with   time-consuming   and  often  problematic  data   synchronization
requirements  effectively  dampened  the  physician's  appetite  for  any of the point-of-care  technologies being offered. Our new Cymedix(R)III architecture is
both  fully  scalable  and  device-neutral,   allowing  our  Pharmacy,  Lab  and
PlanConnect  products to be delivered  via  workstation  and  wireless  handheld devices with the  technologies  available  today as well as those of the future.
The addition of wireless  capability  within our  Cymedix(R)III  product release naturally  complements  the Medix  suite of  transaction  products,  and enables physicians  and their  office  staff to execute the full range of  clinical  and support  transactions from their office workstation,  their home desktop or from the exam room itself,  via a handheld device with real-time  synchronization  of secure patient data. We believe that the expanded  capabilities of Cymedix(R)III offer a  compelling  value  return  for  physicians  and will  accelerate  their adoption of our technology.

     Finally, during 2001, we ceased operations of our Automated Design Concepts division (ADC), a Web design business.  We had acquired ADC in early 2000 from a former  officer  and  director  of the  Company  for cash and  stock  valued  at
$474,000.  In connection with our general cost reduction program,  we determined that the business of the subsidiary was not part of our core business operations and  therefore did not justify our continued  financial  support.  In connection with the  termination  of our  subsidiary's  operations  we took a write-off  of goodwill  in the amount of  $443,000.  We also  determined  that our  license of proprietary  software from  ZirMed.com had no value to us and had no more than a nominal market value. In 2001, we wrote-off the unamortized value of the related intangible asset, which was $668,000.

Our Industry

     The U.S.  Centers for Medicare and Medicaid  Services  (formerly the Health
Care Finance Administration) estimates that $1.4 trillion dollars, or 14% of the
U.S.  Gross  domestic  product,  is spent  annually  on  healthcare.  Healthcare expenditures are expected to grow to approximately $2.8 trillion by 2011, due to
increasingly   expensive  and  sophisticated   clinical  technology,   an  aging
population base and the growing demands of newly-empowered  and health conscious consumers.

     Every year, the healthcare industry conducts its business by executing more than 30 billion transactions, more than 90% of which are untouched by integrated
automation.   Core   transactions   --  such  as  enrollment   and   eligibility
verification,   referrals  and  authorizations,   lab  orders  and  lab  results
reporting,  billing and claims and  prescription-writing  with drug  interaction checks  -- are  processed  through a  disjointed  matrix  of  isolated  systems, including  paper,  fax and  phone.  Of  necessity,  every  provider,  insurer or supplier has invested in its own  proprietary and often  antiquated  information system. As a result,  duplication is rampant,  error  probabilities are enormous and the waste of precious resources is glaringly obvious.

     Health  economists  estimate  that  20%  or  more  of  the  nation's  total healthcare expenditures is spent on backroom  administration.  Another 10% funds the  fallout  of  adverse  health  events  that  are  caused  by  inaccurate  or unavailable patient information.  The cumulative effect is that, more than 4% of our  nation's  annual  economic  output  is  being  consumed  by a  service  and transactions industry that pleases no one and angers many.

     Today's  inefficient and "silo" healthcare  information systems are created by the extreme fragmentation and complexity of the industry. Briefly:

o    Healthcare remains a quintessentially cottage industry. There are currently
     approximately  645,000  practicing  physicians,   6,200  hospitals,  16,500
     nursing  homes,   8,000  home  health  care  agencies,   4,500  independent
     laboratories  and  thousands  of  managed  care   organizations  and  other
     ancillary (usually local) health care providers.

o    The various  constituents  of healthcare have sharply  different  levels of access  to  capital.  Typically,  insurers  have had the  finances  to fund large-scale  systems  able to  structure  and  share  uniform  information.
     Physicians  do  not.  This  imbalance  has  produced  an  industry  rich in
     proprietary    administrative   systems   but   poor   in   patient-focused
     point-of-care information systems.

o    Government  regulation  of the  industry  is  splintered  across 50 states, coupled with substantial federal intervention.

o    Healthcare  is an  extremely  complex  business.  Literally,  errors can be
     life-threatening.   Until  recently,  affordable  technologies  capable  of
     replacing wasteful,  but comparatively safe  administrative  practices were not available.

     The Internet provides a platform for catalytic change within the healthcare industry. Grabbing hold of that opportunity requires the deployment of effective connectivity  tools that enable disparate  systems to effectively and affordably communicate with one another. The Internet's emerging,, ubiquitous accessibility
and   growing   acceptance   make  it  an   increasingly   critical   tool   for
business-to-business and business-to-consumer  interaction.  Moreover,  Internet use is undergoing a transformation from simple,  static information  publishing, messaging,  and data gathering to real-time,  interactive  applications that are capable of  supporting  core  business  transactions  and  fundamental  business processes.

     In many  industries,  work is in  progress  to  harness  the  power  of the
Internet  and to fuse  previously  disconnected  business  processes  that allow companies to reengineer workflows,  reduce administrative and distribution costs and leverage core-competency,  expert resources. Because of its size, complexity and  dependence  on accurate and timely  information  exchange,  the  healthcare industry is well suited to benefit from the  connectivity  and data  integration solutions  that we are  developing.  In  addition,  as more  and  more  powerful
technology  tools  become  available  at  decreasing  cost  levels,   (including
workstations,   handheld  devices  and  wireless  networks),   we  believe  that
physicians will acquire more advanced  technology  platforms to optimize patient care, automate processes and better leverage their clinical experience.

     Administrative  processes in healthcare consume  approximately $300 billion per year.  Insurers  typically spend 10-12% of gross premiums in administration, not including  sales  acquisition  costs. A typical  physician  practice  spends between 25%-50% of gross billings on administration. Medix's mission is to offer a set of tools to  physicians  and to  insurers  that  takes  direct  aim at the present tab of administrative  cost and reduces the potential of clinical error.
For the eHealth industry, we believe it to be a $20 billion opportunity.

Our Products and Technology

     Cymedix(R)is  a suite of  software  products  and  integration  tools  that seamlessly moves clinical and administrative  information among health insurers,
physicians,   pharmacy   benefit   management   companies  and  reference  labs.
Collectively,  they create an indispensable,  non-invasive  technology  platform that  establishes  secure  connectivity  among the many isolated  systems of the healthcare industry. The Cymedix(R)platform enables physicians or their staff to use software that  transparently  performs the timesaving  activity of gathering and  transmitting  vital  patient  information  to  healthcare  entities.  Since
physicians   can   offload   substantial    administrative    burdens   to   the
Cymedix(R)software  products, we believe they will see the opportunity to employ the Cymedix(R)product suite (PBM, payor, pharmacy, lab and hospital connections)
to improve the quality of patient care and to grow their business.

     We deliver our  solutions  via the Internet  using secure socket layers and other encryption  technologies  that protect  confidential  patient  information while reducing the physician's  need to purchase and manage on-site hardware and software systems.  The Cymedix(R)suite of products may be utilized on any device that supports an Internet browser,  allowing our software to run on a wide range
of  equipment,   from  aging  personal  computers  to  leading  edge  exam  room technologies (handheld devices,  tablets,  etc.). In addition, the advent of low cost,  secure  wireless  networking  solutions  makes the last inch of the "last mile" of physician practice  implementation vastly easier today than even a year ago.

     Our Cymedix(R)Universal Interface (CUI) is central to the implementation of the  Cymedix(R)suite  of products.  Physicians  generally  reject new technology solutions  that  require new  investments  in time or money over and above their primary investment in practice management systems.  Therefore,  we believe it is imperative  to  deliver  solutions  that  effectively  leverage  their  practice management  investment  at no  additional  cost.  The CUI toolkit  automatically extracts  pre-selected  data  elements  from  existing  systems  and  remaps the targeted  information for use by the  Cymedix(R)software  suite. This technology permits the  Cymedix(R)suite  to  efficiently  and  effectively  integrate  with virtually any practice  management system,  thereby eliminating the need to hard code unique,  expensive and time-consuming  interfaces.  Typically, the practice management system is the only administrative information system in a physician's practice and is therefore the most trusted  source for patient and billing data.
The CUI  enables  the  physician's  staff to embrace  the  Cymedix(R)suite  as a value-added  adjunct of their legacy  practice  management  system,  all without having to bear  duplicative  processes such as the re-keying of critical patient data.

The Cymedix(R)software suite of products includes:

     ----------------------------  --------------------------------------

                                   o  Pharmacy benefit manager
     Cymedix(R)Pharmacy   >>>>        identification (eligibility
                                      verification and an automatic
                                      link to formulary/benefits
                                      information.)
                                   o  Electronic prescribing (retail
                                      and mail order).
                                   o  Medication history.
                                   o  Treatment and formulary
                                      compliance.
                                   o  Drug to drug interaction, drug to
                                      allergy, duplicate therapy and
                                      other clinical checks.
                                   o  Messaging and prompts.
                                   o  Compliance analysis
                                   o  Complete lab order entry.
     Cymedix(R)Lab   >>>>          o  Medical necessity verification.
                                   o  24/7  results  reporting  (partial
                                      and full).
                                   o  Specimen tracking.
                                   o  Messaging and prompts.
                                   o  Cumulative and custom reporting.
                                   o  Eligibility verification.
     Cymedix(R)PlanConnect >>>>    o  Referrals and authorizations.
                                   o  Custom messaging and prompts.
                                   o  Electronic claim validation,
                                      submission and tracking.

     The introduction of our proprietary,  point-of-care  products is proceeding with our six active  customers.  Our suite of software  products is based upon a robust  and  device-neutral  architecture  that  leverages  proven  workstation,
handheld  and  wireless  technologies.  Our  Cymedix(R)technology   architecture
includes a flexible  integration  framework that facilitates  rapid and reliable connectivity  efforts.  All product components,  including  Cymedix(R) Pharmacy,
Cymedix(R) Laboratory and Cymedix(R)PlanConnect services are in final testing as we prepare for production-level physician installations in second quarter 2002.

     On the sponsor host side, we are in late-stage  development and testing for customized  integrations  with  each  of our  active  contracts.  When we sign a connectivity  agreement with a transaction  sponsor (PBM, payor, lab,  hospital, etc.),  we move into a disciplined  integration  phase in which we establish the interface connection to the sponsor,  enable transactions,  tailor the front-end to the sponsor's requirements, and incorporate any sponsor-specific rules within our applications.  Generally,  this integration phase should take between 90-120 days,  depending upon the pace, regimen and internal resource  allocation set by our  customers.  However,  as we have learned with  earlier  pilots,  these time frames are  variable  and may be extended  indefinitely  for reasons  beyond our control. After the integration phase is completed, we move to the deployment and production phase when transaction fee revenues will be generated.

     We have targeted our initial,  production-level  physician installations to begin in second quarter 2002 and we currently expect transaction fee revenues to commence  before the end of the second  quarter  2002.  While we had expected to begin receiving such revenues in the first quarter of 2002, the scope and timing of several sponsor host integrations  required that we push the physician launch date to the next quarter.  As a result,  we have yet to receive any  transaction fee revenue.

     The marketing and development of our  Cymedix(R)suite  of software products is our  sole  business  at  this  time,  and a  substantial  portion  of our net operating  loss is due to such efforts.  We are funding such expenses as well as our administrative expenses through the sale of our securities.

Our Sponsor Customer Relationships

     As an eHealth connectivity company, Medix must build relationships with two sets of customers: physician end-users and sponsor host institutions,  including health plans,  pharmacy  benefit  managers,  reference  laboratories  and other, ancillary types of managed care networks. These sponsor organizations, typically large  enterprises,  pay our  per-click  transaction  fees as  described  in the section titled "Our Strategy and Business Model" below. Our  relationships  with
WellPoint  Pharmacy  Management,  Merck-Medco  and  Express  Scripts,  Inc.  all
recorded key sponsor customer events in 2001

WellPoint Pharmacy Management

     In 2001,  Medix  announced  that we had  completed  our pilot  program with
WellPoint  Pharmacy  Management  (WPM)  and  a  joint  deployment  of  Web-based transactions  services  to WPM health  plan  customers  and their  participating physicians  will begin during 2002. WPM has long committed to providing value to
customers,   patients  and  physician   partners   through  the  elimination  of
administrative  waste, clinical error, fraud and abuse. They enjoy a well-earned reputation  for  extraordinary  growth  and  clinical  programs  of  excellence.
Together,  Medix and WPM have  forged  deep,  long-term  ties  bound by a common objective to provide physicians with the tools and means to elevate the clinical experience  through shared  information and decision  support.  Our robust pilot program with WPM,  combined with the gathering  momentum in the emerging eHealth industry,  has allowed Medix to strengthen  our sales pipeline over a compressed
timeframe.  In  addition,  our  multi  dimensional   relationship  involves  the
following:

     Product Distribution - Through the execution of an amendment to the Warrant
Agreement,  WellPoint Pharmacy Management has formally agreed to recommend Medix
Resources,  Inc. to their  customers  and key vendors.  WPM enjoys a diversified
customer  base  that  includes  health  plans,   employers  and  regional  PBMs.
Initially, Medix and WPM are focusing joint sales activities on WPM's large Blue
Cross Blue Shield plan customers. Executing customer agreements with WPM's large customers  will provide Medix with  significant  patient  density in several key markets. Under a formal agreement with specific targets and incentives, WPM will earn warrants in Medix shares when  WPM-sponsored  customers  agree to implement the Cymedix(R) technology set.

     Product  Development - Medix and WPM are executing a shared,  formal agenda to  continually  research,  test and implement new product  enhancements.  These collaborative  product development efforts offer a substantive benefit to Medix, as WPM  possesses a powerful  repository  of  pharmacy  industry  knowledge  and distinguished clinical expertise.

     Our longstanding and close working  relationship  with WPM is a significant asset,  especially as they are a first-rate  reference  with which we can expand our reach to healthcare's other large constituencies.

Merck-Medco and Express Scripts, Inc.

     In October 2001, we announced  agreements with two of the nation's  leading pharmacy benefit managers,  Merck-Medco and Express Scripts, Inc. These business relationships  allow us to  provide  physicians  with  point-of-care  access  to clinical information and electronic prescribing. Client integration work is well underway  and we will  shortly  begin  joint  deployment  of these  services  to
Merck-Medco and Express Scripts health plan customers and physicians.  Different than the  start-up  of our WPM  relationship,  neither  Merck-Medco  nor Express
Scripts requires a phased product pilot program.

     Our  agreements   with   Merck-Medco  and  Express  Scripts  are  important
milestones  for Medix.  Merck-Medco  is the  nation's  second  largest  pharmacy benefits  manager,  with a  client  roster  that  includes  major  insurers  and corporations  throughout  the  nation  and more  importantly  within  our target markets.  Likewise,  Express  Scripts,  Inc. is an ideal match  because of their demonstrated market leadership. Both Merck-Medco and Express Scripts are leading sponsors of technology initiatives that place decision-making tools in the hands of  physicians  at the point of care.  Together,  our joint efforts will provide physicians and their staffs with easy-to-use connectivity solutions that support all aspects of the prescription process.

Our Strategy and Business Model

     General.  Our market  strategy is  organized  around  several  well-defined components.  First,  we believe  that there is  significant  value  attached  to offering products that complement today's commonly available technologies.  This is a critical  aspect of the added value that we bring to our sponsor  customers and  physicians.  For  Medix,  it means  delivering  connectivity  and  software solutions  that  take into  consideration  our  users'  current  technology  and workflows.  For example,  many  physician  practices  have not yet invested in a high-speed  (DSL/cable)  Internet  connection.  Therefore  we have  designed our products to excel at every level of  connectivity,  from the less  sophisticated dial-up capability to high speed, persistent connections.

     Second, our business model is a per-click transaction fee model paid for by large institutional sponsors with an interest in enabling their connectivity and information  sharing with physician  offices.  Physicians'  offices operate on a private network created by Medix and financed by per click transaction fees from sponsoring  institutions.  We expect  that this  approach  will offer  favorable
returns  to  sponsoring   institutions  through  aggregate   administrative  and
underwriting cost savings while enabling physicians' offices to reduce paperwork and costs within their practice environment with no front-end investment. In the longer term, as the value proposition  becomes more obvious to physicians,  they may elect to pay for an expanded suite of services.

     Third, we believe that the functionality  provided by the Cymedix(R)product suite,  together with the CUI,  gives us a distinct  competitive  advantage.  By enabling  physician  practices  to  continue to use their  existing  information systems while accessing our non-invasive technology,  we recognize and honor the physician's  investment in their choice of practice management  technology.  Our approach recognizes that, as in medicine, our first duty is to do no harm. Thus, while the  Cymedix(R)product  suite offers  attractive  timesaving  clinical and administrative capabilities,  our products do not put at risk any of the assumed
"safe" features of today's processes.

     Fourth,  we act as support  partners to our customers and users. Our intent is to leave the business of medicine to  physicians  and the business of managed care to managed care companies.  We bring value by constructing safe and secure, high-speed  data  highways  that enable  connectivity  and  provide  hassle-free productivity tools for all users.

     Finally,  we believe that our  approach and the products  that we make take direct aim at the wasteful  administration costs that plague all of healthcare's stakeholders.  Our  internal  standards  mandate  that  we  make  a  substantive difference  in this  area,  and we ask our  users  and  customers  to  judge  us accordingly.

     Taken  together,   these  strategy   components   position  Medix  to  earn
substantial,  recurring revenue streams at attractive  margins.  Moreover,  once critical  density is reached,  continued  growth in our core product line can be supported  without  substantial  reinvestment  in added  support or  fulfillment infrastructure, further leveraging our market investment returns for the future.

     Our plan to secure long-term  recurring revenue streams via the creation of contractual  relationships  with large sponsors is well underway.  As physicians grow  to  appreciate  the  benefit  of  our  institutionally  sponsored  product offerings  and to  recognize  the  value of  clinical  and  administrative  data captured  during ongoing use of our product suite, we believe we can establish a market for  physician-centric  enhancements  and add-ons to our products.  Medix plans to offer physicians  additional  timesaving  features that further improve
patient  care  and  practice   profitability.   Among  these  features  will  be
connectivity  gateways to non-sponsored  transactions,  charge capture,  patient relationship  management  services  and  document  management.  We  expect  that physicians will pay for these  additional  services under a subscription  model.
Broadly cast, our business model follows the following regimen:

|X|  Medix   establishes  a  connection   between  sponsor   organizations   and
     physicians.

|X|  Using the CUI and our product suite, physicians and practice administrators drive  transactions  via their  practice  management  systems,  handheld or wireless devices, or through a direct Internet connection to Medix servers.

|X|  Sponsor organizations pay for transactions.

|X|  Physicians  will pay for  subscription  services  to gain  access to future product  enhancements that leverage their  administrative  efficiencies and clinical effectiveness.

     Our Regional  Strategy.  Healthcare  services are  insured,  delivered  and remunerated  differently  from one  region to  another.  Medix  understands  the essential,  local  nature  of  healthcare  and  will  deploy  Cymedix(R)software products only in regions where we can assure that each  installed  physician can use our  technologies  to serve most of his or her  patients.  This  disciplined
market  approach,   combined  with  the  Cymedix(R)suite  of  physician-oriented software  products,  provides a foundation  for rapid  adoption,  and  sustained
physician  utilization.   Moreover,  we  believe  that  contracting  with  large
communities  of  physicians  and sponsor  organizations  within  highly  defined geographies  creates a highly  desirable  financial and  operating  scenario for
Medix as well as lasting brand presence that sharply  differentiates us from our competition.

     Given  adequate  long term  financing,  we intend  to  initially  focus our resources on deploying the  Cymedix(R)software  suite in five markets.  They are
Atlanta,  Northern California,  Southern  California,  the New York Metropolitan
Area, and Chicago.  As of March 2002, our Atlanta market development efforts are underway with a planned Q2, 2002 product launch.

     See  "Forward-Looking  Statements and Associated Risks" under "MANAGEMENT'S
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" below.

Our Marketing and Sales Approach

     The Company intends to pursue a focused but multi-dimensional marketing and sales strategy over the next several years. Specifically:

o    We will concentrate our energies on selected,  geographical  target markets that provide ample  transaction  potential and offer us the  opportunity to penetrate a significant share of physician desktops.

o    We will seek to partner  first with a leading,  anchor client or consortium of anchor clients in each of the selected markets.

o    Following  platform   development  with  the  anchor  client(s),   we  will
     concentrate  our sales  focus on  enlisting  the second  tier of  potential customers,  including corollary agreements with regional-specific suppliers such as  pharmacy  benefit  managers,  labs and large,  organized  provider groups. Our goal is to achieve major market density.

o    Concurrent with the market breadth effort described above, the Company will aggressively  seek added market depth by up-selling and  cross-selling  the full  portfolio  of  product  services  to  existing  customers  and  their affiliates.

o    As our brand and  presence  gains  local  strength,  we will seek to market relevant  enhancements and add-ons to our products  directly to physicians, using a monthly subscription model.

Sales Process

     Most of our customers are large health plans,  PBM's and lab companies that are national in scope, but are operated on a local or regional basis. Therefore, it is imperative to organize sales efforts at both the national and local levels to close sales, gain market share and retain existing customers. Consistent with our  regional  approach  to market  sales and  implementations,  the Medix sales process draws resources and experience from both corporate and regional teams.

       ----------------------------------     ---------------------------------

       National Sales Process Team            Regional Sales Process Teams

       |X|   CEO                              |X|   Regional Market CEO
       |X|   EVP & CTO                        |X|   Local Implementation Team
       |X|   EVP Operations                   |X|   Local Consultants (as
       |X|   Selected Technology Team                needed)
              Members                         |X|   Selected Technology Team
                                                     Members

       ----------------------------------     ---------------------------------

     Medix views the sales process to gain customer  relationships as a two-step process.  This  process can happen  sequentially  or be pursued  along  parallel tracks.  The national  sales process team is  responsible  for  negotiating  and executing  contracts  as well as  charged  with  the  responsibility  to  expand customer  relationships  in terms  of  product  base or  market  expansion.  The regional sales process team is  responsible  for local account sales and account management and the local administration of the sale's execution for our national customers.

     At present, our executive staff devotes a substantive portion of their time to sales,  marketing  and  account  management  activities.  Longer  term,  with appropriate  financing  in place,  we expect to  recruit  and hire a new head of
Corporate Business Development,  as well as to staff our regional  organizations with resident sales professionals to complement current resources.

     Outside   consultants   have  been  engaged  to  assist  with  sales  leads
development and  target-customer  introductions.  Outside  contractors also have been  retained  to  develop  marketing  and  sales  literature  for the  Cymedix software.  Materials  to promote  the  various  Cymedix  applications  are being developed for direct mailing to physicians affiliated with our customers.

Competition

     eHealth  Services.  The market for  eHealth  services is  evolving,  highly fragmented  and  subject  to  fast-moving  technological  change.  Although  our competitive position is difficult to characterize,  due principally to the youth of our market  niche and the  diversity  of current and future  competitors,  we believe the primary competitive  elements in the eHealth  connectivity  business are: (i) the scope,  quality and performance of the technologies  offered;  (ii)
rates of physician adoption and sustained  utilization;  and (iii) the integrity and market-worthiness of pricing and data models.

     We  believe  our  principal  competitive  advantages  are:  (i) our  robust technology architecture;  (ii) our CUI toolkit; (iii) our clinical product base;
(iiii) our  regional  and  physician-centric  focus;  and (iiiii)  our  customer relationships.  There are other  connectivity  companies,  in the United States, both publicly held and private,  that compete  directly or indirectly with Medix
Resources, Inc. Moreover, competition can be expected to emerge from established healthcare  information vendors and established or new Internet related vendors.
The most likely  competitors are companies with a focus on clinical  information systems and enterprises with an Internet  commerce or electronic  network focus.
Currently,  we view our main  competitors  as  WebMD,  ProxyMed,  NaviMedix  and
AllScripts. These competitors may have greater financial marketing or technology resources  than us. We will  seek to raise  capital  to  develop  and  implement
Cymedix products in a timely manner,  however,  so long as our operations remain under funded, as they are now, we will be at a competitive disadvantage.

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

Patents, Trademarks and Copyrights

     US Patent No 5,995,939 was issued on November 30, 1999 to our  wholly-owned subsidiary,  Cymedix Lynx  Corporation from the U.S. Patent and Trademark Office
("USPTO").  The patent  covers our  automated  service  request and  fulfillment system and will expire October 14, 2017. A divisional U.S.  patent  application, including  five  claims  directed  to the  method by which the  system  operates through the Cymedix Universal Interface, has been abandoned

     The USPTO issued to Cymedix U.S.  Trademark  Registration No. 2,269,377 for
the mark  CYMEDIX  in  connection  with  "computer  software  for data  base and electronic  record  management in the healthcare field" on August 10, 1999, U.S.
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

     From time to time, we are involved in intellectual  property  disputes.  We may notify others that we believe their products  infringe upon our intellectual property  rights,  and we may be notified by others that they  believe  that our products  infringe  on  their  intellectual  property  rights.  We  expect  that providers of eHealth  solutions  will  increasingly  be subject to  infringement claims as the number of  products  and  competitors  in our  industry  grows and traditional  suppliers of health care data and  transaction  solutions  begin to offer  Internet-based  products.  If our proprietary  technology is subjected to infringement  claims,  we may  have to  expend  substantial  amounts  to  defend ourselves,  and, if we lose,  pay damages or seek a license from third  parties, which  could delay  sales of our  products.  If our  proprietary  technology  is infringed  upon,  we may have to expend  substantial  amounts to  prosecute  the infringing parties,  and we may experience losses if we cannot support our claim of infringement.

     We have been notified by a party that it believes our pharmacy  product may infringe on patents that it holds.  We have retained patent counsel who has made a preliminary investigation and determined that our product does not infringe on the identified patents. At this time no legal action has been instituted.

Government Regulation

     Federal  and  state  laws and  regulations  regulate  many  aspects  of our business.  Since  sanctions  may  be  imposed  for  violations  of  these  laws, compliance  is a  significant  operational  requirement.  We  believe  we are in substantial  compliance  with all existing  legal  requirements  material to the operation  of our  businesses.  There are,  however,  significant  uncertainties involving the  application of many of these legal  requirements to our business.
We are  unable to  predict  what  additional  federal  or state  legislation  or regulatory  initiatives may be enacted in the future relating to our business or the health  care  industry in general,  or what effect any such  legislation  or regulations  might have on us. We cannot  provide any assurance  that federal or
state   governments   will  not   impose   additional   restrictions   or  adopt
interpretations  of existing laws that could have a material  adverse  affect on our results or operations, financial position and/or cash flow from operations.

     HIPAA and Standardized  Transactions.  Our sponsor  customers and physician users must comply with the Administration Simplification provision of the Health
Insurance  Portability and  Accountability  Act of 1996 (HIPAA),  which includes
regulations  for  privacy,  transactions,   code  sets,  security  and  standard
identifiers.   Final   regulations  and   implementation   deadlines  exist  for
transactions,  code sets and privacy while only proposed  regulations  exist for security  and  standard  identifiers.  Accordingly,  our  products  must contain features and  functionality  that allow our  customers  and users to comply with existing law.

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

     We believe that our  Cymedix(R)software  product  offerings are designed to allow for full compliance with known HIPAA regulations.  However, until all such regulations are issued and final,  they could be modified,  which may require us to  expend  additional  resources  to  comply  with the  revised  standards.  In addition,  given  their  novelty,  breadth  in  scope,  and  uncertainty  as  to
interpretation,   implementation  will  be  uncertain  and  the  possibility  of inadvertently failing to meet these standards is high. Such failure could result in fines and penalties being assessed against us or cause our business to suffer in other ways.

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

     Confidentiality and Security. While HIPAA regulations,  as discussed above, are  expected to  generally  govern in this area,  regulation  by various  state agencies  may also still  apply to  confidentiality  of patient  records and the circumstances  under which such  records may be released  for  inclusion  in our
databases.   Such  regulations  govern  both  the  disclosure  and  the  use  of confidential  patient medical records.  Such regulation could require holders of such information,  including us, to implement costly security  measures,  or may materially  restrict the ability of health care providers to submit  information from patient records using our  applications.  We utilize an  architecture  that incorporates encrypted messaging, firewalls and other security methods to assure customers of a compliant and secure computing environment.  However, no security procedure  is failsafe,  and we will always be subject to a potential  breach of security by wither  determined  human effort or inadvertent  human error.  If we were  found  liable  for any such  breach,  such  finding  could have a material adverse affect on our business, financial condition and results of operations.

     False  Claims Act.  Under the federal  False Claims Act,  liability  may be imposed on any  individual or entity who knowingly  submits or  participates  in submitting  claims for  payment  to the  federal  government  which are false or fraudulent, or which contain false or misleading information. Liability may also be imposed on any  individual or entity who knowingly make or use a false record or statement to avoid an obligation to pay the federal government. Certain state laws impose similar liability.  The federal government or private whistleblowers may bring claims under the federal  False Claims Act. If we are found liable for a violation of the federal  False  Claims Act, or any similar  state law, due to our processing of claims for Medicaid and Medicare, it may result in substantial civil  and  criminal  penalties.  In  addition,  we  could  be  prohibited  from processing Medicaid or Medicare claims for payment.

     Government Investigations. There is significant scrutiny by law enforcement authorities,  the U.S.  Department  of  Health  and  Human  Services  Office  of
Inspector  General,  the courts and Congress of  agreements  between  healthcare providers and suppliers or other  contractors  that have a potential to increase utilization of government  health care  resources.  In particular,  scrutiny has been  placed on the  coding of  claims  for  payment,  incentive  programs  that increase use of a product and  contracted  billing  arrangements.  Investigators have  demonstrated  a  willingness  to look beyond the  formalities  of business arrangements  to determine the  underlying  purposes of payments  between health care  participants.  Although,  to our  knowledge,  neither  we  nor  any of our customers is the subject of any investigation,  we cannot tell whether we or our customers will be the target of governmental investigations in the future.

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

Employees

     As of March 15,  2002,  we had 28  full-time  and no  part-time  employees.
Fifteen of these  employees are involved in software  programming and support of the Cymedix network,  7 are involved in the marketing and deployment of product, and 6 are involved in our administrative and financial  operations.  None of our employees is represented by a labor union, and we have never  experienced a work stoppage.  We believe our relationship  with our employees to be good.  However, our ability to achieve our financial and operational objectives depends in large part upon our  continuing  ability to attract,  integrate,  retain and  motivate highly  qualified  sales,  technical  and  managerial  personnel,  and  upon the continued  service  of  our  senior  management  and  key  sales  and  technical personnel.  See  "Executive  Officers  Compensation  -  Employment  Agreements."
Competition  for such qualified  personnel in our industry and the  geographical locations of our offices is intense,  particularly  in software  development and technical personnel.

ITEM 2.    PROPERTIES

     Our principal  executive office is located at 420 Lexington  Avenue,  Suite
1830, New York, NY 10170.  In addition,  we have three other offices  located in
Colorado, California and Georgia.

                                 Square           Expiration             2002
                                Footage              Date             Rent (est.)
                               -----------        ------------        -----------
   New York, New York            10,495             1-31-05            $212,526
   Greenwood Village              5,236             7-31-03            $ 98,000
    Colorado(1)
   Agoura Hills, California       3.474             3-31-07            $ 69,305
   Marietta, Georgia              2,060             2-28-04            $ 31,930
                               ===========                            ===========
                       Totals:   21,265                                $411,761

(1)  In connection with the sale of our remaining  staffing business in 2000, we subleased  2,735 square feet of this space to the  purchaser,  who will pay
     $50,000 in rent  annually  for such space  until July 31,  2002.  We remain jointly liable for rental payments on such subleased space until the end of the  sublease  and  liable  for all the  space  until  the end of the lease indicated above.

     In addition to the properties  listed in the above table,  the Company also is liable for rental  payments  on an old lease in East  Brunswick,  New Jersey, encompassing  7888  square feet of vacant  office  space.  The  monthly  rent is approximately  $12,500,  with a  lease  termination  date  of  April  30,  2003.
Management is currently  engaged in negotiations  with the landlord to terminate this agreement.

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
Management of the Company intends to vigorously  defend this action and does not expect any  resolution of this matter to have a material  adverse  effect on the
Company's results of operations or financial condition.

     On December 17, 2001,  Plaintiff,  Vision  Management  Consulting,  L.L.C.,
filed suit against us in the Superior Court of New Jersey,  Law Division - Essex
County, entitled Vision Management Consulting,  L.L.C v. Medix Resources,  Inc.,
Docket No.  ESX-L-11438-01.  The complaint  alleges  breach of contract,  unjust
enrichment,   breach  of  the  duty  of  good   faith  and  fair   dealing   and
misrepresentations  by us in connection with a negotiated  settlement agreement, which  had  resulted  from  claims  between  the  parties  arising  out  of  the termination of operations by our Automated  Design Concepts  division earlier in
2001.  Plaintiff seeks unspecified damages to be proven at jury trial,  together with attorneys fees, costs of suit and interest on the judgment, as well as such further  relief as the Court  deems just and  equitable.  We have  answered  the plaintiff's  complaint,  denying any liability and setting forth a  counterclaim seeking the award to us of our costs of  defending  this action and such further relief as the Court  deems just and  proper.  Management  intends to  vigorously defend this action and does not expect any  resolution  of this matter to have a material  adverse  effect on the  Company's  results of  operations or financial condition.  The Court has appointed a mediator for the case to try to facilitate a settlement between the parties.

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
Company.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     The following matters were submitted to our shareholders at the 2001 Annual
Meeting of Shareholders held on October 16, 2001:

Proposal #1          Election of Directors
                                                 For              Withheld
                       Joan E. Herman        45,231,857            181,986
                     Patrick W. Jeffries     45,231,857            181,986
                       John R. Prufeta       45,231,857            181,986
                        Guy L. Scalzi        45,232,126            181,717

Proposal #2 Ratification and approval of the Board of Director's increase in the number of shares authorized and reserved for issuance under the
            Company's 1999 Stock Option Plan from 10 million shares of the Company's common stock to 13 million shares.

                       For           Against        Abstained       Not Voted
                   11,371,866       1,944,632        251,501       31,845,844

Proposal #3  Ratification  of the  selection  by the Board of Directors of Ehrhardt
             Keefe  Steiner  &  Hottman  PC  as  the  Company's   independent   public
             accountants,  to audit the  financial  statements  of the Company for the
             2001 fiscal year.

                       For           Against        Abstained
                   45,117,923        171,218         124,702

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS

     On April 6,  2000,  our common  stock was  listed and began  trading on The
American  Stock  Exchange under the symbol "MXR." Prior to that our common stock was traded on the OTC  Bulletin  Board under the symbol  "MDIX."  The  following table shows high ask and low bid price  information for each quarter in the last two calendar years as reported by Prophet Information Services, Inc., a provider of online  historical  stock price data for all major U. S. securities  markets.
Such quotations reflect inter-dealer prices, without retail mark-ups,  markdowns or commissions, and may not necessarily represent actual transactions.  On March
15, 2001, the last sales price was reported to be $0.55.

                                Common Stock Price
                                ------------------
                                 High        Low
                                 ----        ---
2000
-----
    First Quarter                $9.50      $1.88
    Second Quarter                4.87       1.68
    Third Quarter                 3.62       1.06
    Fourth Quarter                2.37        .75

2001
----
   First Quarter                 $1.62        .52
   Second Quarter                 1.49        .41
   Third Quarter                  1.36        .50
   Fourth Quarter                 1.09        .49

     There were  approximately  400 holders of record (and  approximately  9,000 beneficial  owners)  of our  common  stock as of March 15,  2002.  The number of record  holders  includes  shareholders  who may hold  stock for the  benefit of others.

     We do  not  expect  to  pay  any  dividends  on  its  common  stock  in the foreseeable future.  Management  currently intends to retain all available funds for the development of its business and for use as working capital.  The payment of dividends on the common stock is subject to our prior  payment of all accrued and unpaid dividends on any preferred stock outstanding.

ITEM 6.  SELECTED FINANCIAL DATA

     The following  consolidated selected financial data, at the end of the last five fiscal years, should be read in conjunction with our Consolidated Financial
Statements  and related Notes thereto  appearing  elsewhere in this Report.  The consolidated selected financial data are derived from our consolidated financial statements  which have been audited by Ehrhardt  Keefe Steiner & Hottman PC, our independent auditors, as indicated in their report included herein. The selected financial  data  provided  below is not  necessarily  indicative  of our  future results of operations or financial performance.

                            2001         2000(1)         1999          1998(2)         1997
                      -------------  ------------  --------------  ---------------  ------------

Operating revenues         29,000       326,000         24,000       17,412,000     24,875,000

Software research       1,075,000       685,000        596,000          780,000              0
 and development
 costs (3)

(Loss) or profit      (10,636,000)   (6,344,000)    (5,422,000)        (515,000)       610,000
 from continuing
 operations

(Loss) or profit             (.21)         (.15)          (.29)            (.15)           .06
 from continuing
 operations per share

Total assets            3,101,000     5,089,000      4,629,000        5,175,000     10,140,000

Working Capital        (1,404,000)      394,000        644,000       (2,612,000)      (329,000)

Long-term obligations           0             0        400,000                0              0

Stockholders' Equity    1,345,000     4,202,000      2,376,000         (218,000)     4,504,000
 (Deficit)

The  following  is  supplementary   information  related  to  software  development
expenses

                        2001       2000(1)        1999        1998(2)      1997
                    -----------  -----------  ----------- ------------ -------------
Software
 Development Costs:

Software research    1,075,000      685,000     596,000      780,000        0
 and development
 costs (3)

Capitalized            434,000      495,000           0            0        0
 software
 development costs

Total Software       1,512,000    1,180,000     596,000      780,000        0
 development costs
 incurred

(1)  In February of 2000, we disposed of our remaining medical staffing business and became  solely a  developer  of software  for our own use in  providing
     Internet based communications for the medical services industry.
(2)  In January of 1998, we acquired the Cymedix software business and began the process of disposing of our medical staffing business.
(3)  Excludes amortization of previously capitalized development software  costs which  are  included  in  cost  of  services in the  Company's Statement of
     Operations

ITEM 7.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION AND RESULTS
OF OPERATION

Overview

     We are an information  technology  company  headquartered in New York City, with  offices in Agoura  Hills,  California,  Greenwood  Village,  Colorado  and
Marietta, Georgia. We specialize in the development, marketing and management of software and  connectivity  solutions  for  clinical  and business  transactions within the healthcare industry Through our wholly owned subsidiary, Cymedix Lynx
Corporation,  a Colorado  corporation,  we have developed  Cymedix(R),  a unique healthcare  communication  technology  product.  Created by a team of healthcare professionals, Cymedix software provides healthcare institutions, such as health plans, insurers and hospitals,  as well as practicing physicians,  with a set of non-invasive  technology tools to enable Internet-based health care transactions among all parties.

     Implementation  of the Cymedix software suite promises to speed and improve the efficacy of daily  interactions  between health caregivers and their staffs, other ancillary providers (such as labs or pharmacy benefit managers), insurance companies,  hospitals, Integrated Delivery Networks (IDNs) and Health Management
Organizations  (HMOs).  We believe  that the  market  for  robust and  practical healthcare solutions will grow rapidly, and that segment growth will continue to accelerate as the joined emphases of consumer  choice,  quality,  administrative service  and cost  containment  ratchets up demand for ever more  efficient  and user-friendly methods of delivering quality healthcare.

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

     We  have   reported  net  losses  of   ($10,636,000),   ($5,415,000),   and
($4,847,000)  for the years  ended  December  31,  2001,  December  31, 2000 and
December 31, 1999,  respectively.  At December 31, 2001,  we had an  accumulated deficit of  ($33,412,000),  and negative working capital of ($1,404,000).  These factors  and other  concerns  have  caused our  accountants  to include a "going concern"  exception  in their  report  in  connection  with  their  audit of our financial statements for the year ended December 31, 2001.

     We expect to continue to experience  losses,  in the near term,  until such time  as our  Cymedix(R)software  products  can be  successfully  deployed  with customers  and produce  revenue.  The current  operation of our business and our ability to continue to develop and market our  Cymedix  software  products  will depend upon our ability to obtain additional  financing.  At present, we are not receiving  any  significant  revenues  from  the  sale of our  Cymedix  software products.  We are  attempting  to meet our  current  cash flow  needs by raising capital in the private  debt and equity  markets  and  through  the  exercise of currently  outstanding  warrants.  The  development and marketing of the Cymedix software  products  require  substantial  capital  investments.  There can be no assurance that  additional  investments or financings will be available to us as needed to support the  development of Cymedix  products.  Failure to obtain such capital on a timely basis could result in lost business opportunities,  the sale of the Cymedix  business at a distressed  price or the financial  failure of our company.

     We  have  recently  entered  into  a  secured  financing  arrangement.  See
"BUSINESS - Recent  Developments." The use of secured  borrowings  increases the risk of loss of the assets used to secure the borrowing.  If an event of default occurs under the security agreement, the lender will be able to foreclose on the assets used to secure the borrowing and sell those assets to the highest bidder.
In  addition,  it is  generally  believed  that  foreclosure  sales,  which  are
"distress  sales",  will not maximize the proceeds  that are paid for the assets being  sold.  The loan we  entered  into is  secured  by the grant of a security interest in all Medix's intellectual property,  including its patent, copyrights and trademarks.  While Medix can cure a payment default by the forced conversion of the loan into its common stock, a bankruptcy or similar event of default will trigger the foreclosure provision of the security agreement.

     We are still in the process of gaining  experience  in  marketing  software products,  providing software support services,  evaluating demand for products, financing a software business and dealing with government regulation of software products.  While we are putting together a team of experienced executives,  they have come from  different  backgrounds  and may require  some time to develop an efficient  operating structure and corporate culture for our company. We believe our structure of multiple offices serves our customers well, but it does present an  additional  challenge  in  building  our  corporate  culture  and  operating structure.

     Our products are in the integration and deployment  stages, and have proven their  effectiveness  with some sponsors.  We have not yet proven our technology with a significant number of physicians. As a developer of software products, we will be required to anticipate and adapt to evolving industry  standards and new
technological   developments.   The  market  for  our   software   products   is
characterized by continued and rapid technological advances in both hardware and
software   development,   requiring   ongoing   expenditures  for  research  and
development,  and  timely  introduction  of new  products  and  enhancements  to existing products.  The establishment of standards is largely a function of user acceptance. Therefore, such standards are subject to change. Our future success, if any, will depend in part upon our ability to enhance  existing  products,  to respond  effectively  to technology  changes,  and to introduce new products and technologies  to meet  the  evolving  needs  of its  clients  in the  healthcare information systems market.

     The  success of our  products  and  services in  generating  revenue may be subject to the quality and completeness of the data that is generated and stored by  the  physician  or  other  healthcare  professional  and  entered  into  our interconnectivity  systems,  including  the  failure  to  input  appropriate  or accurate information. Failure or unwillingness by the healthcare professional to accommodate the required information quality may result in the payor refusing to pay Medix for its services.

     The  introduction of software  products in that market has been slow due to the large number of small  practitioners who are resistant to change, as well as the  financial  investment  or workflow  interruptions  associated  with change, particularly  in a period of rising  pressure to reduce costs in the market.  We are currently devoting significant resources toward the development of products.
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

     Certain  of our  products  provide  applications  that  relate  to  patient medication histories and treatment plans. Any failure by our products to provide accurate, secure and timely information could result in product liability claims against us by our clients or their affiliates or patients. We maintain insurance that we believe  currently is adequate to protect against claims associated with the use of our  products,  but  there  can be no  assurance  that our  insurance coverage would  adequately  cover any claim  asserted  against us. The limits of that coverage is $2,000,000 in the aggregate and  $1,000,000 per  occurrence.  A successful  claim brought  against us in excess of our insurance  coverage could have a material adverse effect on our results of operations, financial condition or business.  Even unsuccessful  claims could result in the expenditure of funds in litigation, as well as diversion of management time and resources.

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

     Litigation  or  regulatory  proceedings  may be  necessary  to protect  our intellectual  property  rights,  such as the scope of our patent.  In fact,  the
computer   software   industry  in  general  is   characterized  by  substantial
litigation.  Such  litigation and regulatory  proceedings are very expensive and could be a significant  drain on our resources and divert resources from product development.  There is no assurance that we will have the financial resources to defend our patent rights or other  intellectual  property from  infringement  or claims of  invalidity.  We have been  notified by a party that it  believes  our pharmacy  product may infringe on patents that it holds. We have retained patent counsel who has made a preliminary investigation and determined that our product does not infringe on the  identified  patents.  At this time no legal action has been instituted.

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

     The healthcare and medical  services  industry in the United States is in a period  of  rapid  change  and  uncertainty.  Governmental  programs  have  been proposed,  and some adopted, from time to time, to reform various aspects of the
U.S.  healthcare  delivery system.  Some of these programs contain  proposals to increase  government  involvement in healthcare,  lower  reimbursement rates and otherwise  change the operating  environment  for our  customers.  Particularly,
HIPAA and the regulations that are being promulgated  thereunder are causing the healthcare industry to change its procedures and incur substantial cost in doing
so.  Although  we expect  these  regulations  to have the  beneficial  effect of spurring adoption of our software products, we cannot predict with any certainty what  impact,  if any,  these and future  healthcare  reforms  might have on our software business. See "BUSINESS - Governmental Regulation."

     In connection with our equity line of credit financing,  we have registered
9,500,000  additional  shares  with  the SEC for  sale by the  providers  of the financing,  of which 5,031,371  shares remain available for issuance as of March
15,  2002.  The  resale of the  common  stock that may be issued by us under the equity line of credit will  substantially  increase  the number of our  publicly traded shares ("float").  If existing  shareholders perceive that this increased float is not  accompanied  by a  commensurate  increase in value to the Company, then shareholder  value--real or perceived--will be diluted. Such dilution could cause holders of our shares of common stock to sell,  thus  depressing the price of our common stock. Therefore,  the very existence of the equity line financing could depress the market price of our common stock.

     The resale of the  common  stock that will be issued by us under our equity line of credit financing could depress the market price of our common stock. The terms of the equity line provide that we will sell shares of our common stock to the  providers of the financing at 91% of the average of the three lowest of the daily  volume-weighted  average prices of our common stock during the 22-trading day period immediately before our request for the advance.  Therefore, since all of the shares that are issued by us in connection with advances under the equity line  financing  will have a "built-in"  discount of at least 9% upon  issuance, this could  produce an impetus  for the  providers  of the equity line to resell their  shares  sooner or in greater  quantity  than they would  otherwise.  Such resale could have the effect of  depressing  our share price.  At March 15, 2002 the Company had issued  2,748,552  shares to the equity line  providers,  all of which has been sold into the  public  market.  Trading  activity  related to the liquidation of these shares shown little  correlation  to downward  movements in share price.

     As of March 15, 2002, we had 58,386,516 shares of common stock outstanding.
As of that date, approximately 24,117,525 shares were issuable upon the exercise of  outstanding  options,  warrants  or  other  rights,  and the  conversion  of preferred stock. Most of these shares will be immediately saleable upon exercise or  conversion  under  registration  statements  we have filed with the SEC. The exercise  prices of options,  warrants or other  rights to acquire  common stock presently  outstanding range from $0.19 per share to $4.97 per share. During the respective terms of the outstanding options, warrants, preferred stock and other outstanding  derivative  securities,  the holders are given the  opportunity  to profit from a rise in the market price of the common stock,  and the exercise of any options, warrants or other rights may dilute the book value per share of the common stock and put  downward  pressure on the price of the common  stock.  The existence of the options,  conversion  rights,  or any outstanding  warrants may adversely affect the terms on which we may obtain  additional  equity financing.
Moreover,  the holders of such securities are likely to exercise their rights to acquire common stock at a time when we would otherwise be able to obtain capital on terms  more  favorable  than  could  be  obtained  through  the  exercise  or conversion of such securities.  See also the impact of our equity line of credit financing discussed in the following paragraphs.

     As with any business,  growth in absolute  amounts of selling,  general and administrative  expenses or the occurrence of  extraordinary  events could cause actual results to vary materially and adversely from the results contemplated by the  forward-looking  statements.  Budgeting and other management  decisions are subjective  in many  respects and thus  susceptible  to incorrect  decisions and
periodic   revisions   based  on  actual   experience   and  external   business
developments,  the impact of which may cause us to alter our marketing,  capital expenditures  or other  budgets,  which  may,  in turn,  affect  our  results of operation.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic,  competitive and market conditions, and future business  decisions,  all of which are difficult or impossible to predict accurately  and many of which are beyond our  control.  Although  we believe the assumptions underlying the forward-looking statements are reasonable, any of the assumptions  could prove  inaccurate,  and therefore,  there can be no assurance that  the  results  contemplated  in  the  forward-looking  statements  will  be realized.

     In light of the significant  uncertainties  inherent in the forward-looking information  included herein,  the inclusion of such  information  should not be regarded as a  representation  by us or any other person that our  objectives or plans for the Company will be achieved.

Results of Operation

Comparison of years ended December 31, 2001 and December 31, 2000

     Total revenues  decreased  approximately  $297,000 from $326,000 in 2000 to
$29,000 in 2001. The decrease is due to a decrease in Cymedix pilot program fees billed  during 2001 of $189,000,  and a decrease in ADC revenue of $108,000 as a result of discontinuing that business segment.

     Direct costs of services increased  approximately  $33,000 from $180,000 in
2000 to $213,000 in 2000.  The increase is due to  amortization  of  capitalized software development costs related to Cymedix.

     Software  development  costs increased  approximately  57% from $685,000 in
2000 to  $1,075,000  in 2000,  as a  result  of costs  incurred  in the  ongoing development of the Cymedix product line.

     Selling,  general and administrative  expenses  decreased  approximately 3%
from $5,925,000 in 2000 to $5,746,000 in 2001. The decrease is attributable to a company wide salary reduction program that was undertaken early in 2001.

     During  2001,  the  Company  recorded   impairment  expense  of  $1,111,000
resulting from the  discontinuance  of its Automated  Design  Concepts  division which  totaled  $443,000,  to focus staff  resources  on the  Company's  primary technology,  and  the  cancellation  of its  Zirmed  license  totaling  $668,000 agreement which was a result of management's assessment that the Company's needs would be better served by superior technology.

     Other  income  decreased  approximately  $151,000  from 2000 to 2001.  This increase  reflects a decline in  interest  income that had been earned on excess cash  received  and  invested  during  2000 from the  exercise  of  options  and warrants.

     Interest expense  increased  $61,000 from 2000 to 2001 due to interest that was paid on a convertible promissory note issued during 2001.

     Financing  costs of $2,428,000 were incurred in 2001 due to warrants issued and an in-the money  conversion  feature in connection with the convertible debt credit  facility of $581,000,  a warrant issued in the private equity  placement valued at  $113,000,  and shares  issued in the  conversion  of debt and related equity  share  issuances  at below  market  prices  which  resulted  in costs of
$1,734,000.

     Net  gain  (loss)  from  discontinued  operations  decreased  approximately
$929,000  from $929,000 in 2000 to $0 in 2001,  due to the sale during  February
2000 of the remaining assets of the company's staffing operations.

     Net loss  increased  approximately  $5,221,000  from  $5,415,000 in 2000 to
$10,636,000 in 2001 due to the reasons discussed above.

Comparison of years ended December 31, 2000 and December 31, 1999

     Total  revenues  increased  approximately  $302,000 from $24,000 in 1999 to
$326,000 in 2000.  The  increase  is due to Cymedix  pilot  program  fees billed during  2000,  and ADC  revenue  from the date of  acquisition  (March 8,  2000)
through December 31, 2000.

     Direct costs of services  increased  approximately  $178,000 from $2,000 in
1999 to $180,000 in 2000.  The increase is due to  amortization  of  capitalized software  development  costs  related to Cymedix of  $124,000,  as well as costs associated  with ADC revenue of $16,000,  from the period  March 8, 2000 through
December 31, 2000.

     Software  development  costs increased  approximately  15% from $596,000 in
1999 to  $685,000  in  2000,  as a  result  of  costs  incurred  in the  ongoing development  of the Cymedix  product line.  During the third quarter of 2000 the company began capitalizing and amortizing software development costs.

     Selling,  general and administrative  expenses increased  approximately 57%
from  $3,777,000 in 1999 to $5,925,000 in 2000. The increase is due primarily to an increase in executive  management and operational salaries and benefits as of
$1,088,000,  as well as  consulting  fees  related to employee  recruitment  and placement of $272,000, and legal, accounting and advisory services of $248,000.

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

     Net  loss  increased  approximately  $568,000  from  $4,847,000  in 1999 to
$5,415,000 in 2000 due to the reasons discussed above.

Liquidity and Capital Resources

     We had $8,000 in cash as of December  31, 2001  compared to  $1,007,000  in cash as of December 31, 2000 and $1,229,000 as of December 31, 1999. Net working capital  was  ($1,404,000)  as of December  31, 2001  compared to $394,000 as of
December 31, 2000 and $644,000 as of December  31, 1999.  During 2001,  net cash used in operating  activities  was  $5,397,000  compared to  $5,173,000 in 2000.
During 2001, we raised $1,500,000 from a convertible note financing,  $1,200,000 from private placements of our common stock,  $1,510,000 from our equity line of credit and $369,000  from  exercise of options and  warrants.  During  2000,  we raised  $6,091,000  from the exercise of options and  warrants.  During 1999, we raised  $4,112,000  from private  placements of preferred  stock,  $500,000 from issuance of a convertible promissory note, and $150,000 from exercise of options and warrants.

     Subsequent   to  year-end  and  through   March  15,   2002,   we  received
approximately $3,800 from the exercise of options and warrants,  $1,000,000 from a  secured  convertible  note  financing,  and  $883,000  from our  equity  line financing.  As of March 15, 2002, we had  outstanding  warrants  exercisable for
5,136,000  shares of  common  stock,  exercisable  at $0.50  per  share,  with a aggregate  exercise price of $2,568,000  which are callable for $.01 per warrant upon thirty days written  notice.  However,  no  assurance  can be given that if called such warrants  would be exercised.  From time to time,  members of senior management  have  made  short-term  loans  to us to  meet  payroll  obligations.
However, there is no commitment to continue that practice.

     We will  continue  to have  financing  costs  charged to our  statement  of operations  in the  future  for  convertible  debt we  issue  with  in-the-money conversion features.

     Currently, we are funding our development and deployment activities through an equity line of credit financing.  Draws under this financing are triggered by a "Put Notice"  (advance  request)  initiated by ourselves  each time we wish to draw funds. The financing  investors are committed to accept the advance request provided  certain  conditions  are met, some of which may be waived by agreement among the parties.  Such advance request  obligates us to issue to the investors shares  of our  common  stock  at a  discount  to  market  which is fixed in the contract.  The shares are  immediately  re-saleable in the public markets by the investors.  As of March 15, 2002, we had received  $2,584,910 in advances,  from which  offering  expenses of $191,278 was paid under the  financing,  and we had issued to the  investors  4,468,629  shares of our common stock  relating to the advances  and an  additional  542,847  shares  to their  affiliates  as fees for arranging the equity line  facility.  The shares  issued  pursuant to the equity line advances to date have been priced from $0.46 to $0.77 per share.

     We expect to  continue to  experience  loses and  negative  cash flows from operations,  in the near term, until such time as we are deployed on physicians'
desktops in  sufficient  numbers to cover our overhead The current  operation of our  business  and our  ability to  continue  to further  develop and deploy our
Cymedix  software  products  will depend  upon our ability to obtain  additional financing.  At present,  we are not receiving any significant  revenues from the sale of our Cymedix  software  products.  We are  attempting to meet our current cash flow needs by raising  capital in the private  debt and equity  markets and through the exercise of currently  outstanding  warrants.  The  development  and
marketing  of  the  Cymedix  software  products  require   substantial   capital
investments.  There can be no assurance that additional funding, if needed, will be  available  on terms  acceptable  to us, or at all.  Failure  to obtain  such capital on a timely basis could result in lost business opportunities,  the sale of the Cymedix  business at a distressed  price or the financial  failure of our company.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The  Company  does not hold or  engage in  transactions  with  market  risk sensitive instruments

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Attached hereto and filed as a part of this Form 10-K are our  Consolidated
Financial Statements, beginning on page F-1.

ITEM 9.     CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

     Our directors and executive  officers,  as of the March 15, 2002, and their biographical information are set forth below:

         Name               Date of Birth          Position                   Director Since
------------------------- ----------------   -------------------------       -----------------

John R. Prufeta (1)(4)(5)     7/1/60          President, Chief Executive           1999
                                              Officer and a Director

Louis E. Hyman                1/15/68         Executive Vice President and          N.A.
                                              Chief Technology Officer

Patricia A. Minicucci         4/1/49          Executive Vice President for          N.A.
                                              Operations

Gary L. Smith                 6/2/54          Executive Vice President and          N.A.
                                              Chief Financial Officer

Brian R. Ellacott             3/8/57          Senior Vice President and             N.A.
                                              Division CEO, Southeast
                                              Region

John T. Lane (1)(2)(3)(4)     4/13/42         Director and Chairman of             1999
                                              The Board

Samuel H. Havens (4)(5)       6/19/43         Director and Chair of the            1999
                                              Nominating Committee

Joan E. Herman (2)(3)         6/2/53          Director and Chair of the            2000
                                              Audit Committee

Patrick  W. Jeffries(4)       1/25/53         Director and Chair of the            2001
                                              Finance Committee

Guy L. Scalzi(5)              7/18/46         Director                             2001

Dr. David B. Skinner (1) (3) (24/28/35        Director and Chair of the            1999
                                              Compensation Committee

(1)   Member of the Executive Committee
(2)   Member of the Audit Committee
(3)   Member of the Compensation Committee
(4)   Member of the Finance Committee
(5)   Member of Nominating Committee

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

Louis E. Hyman. On May 14, 2001, Mr. Hyman became an officer of the Company with the titles of Executive Vice President and Chief  Technology  Officer.  Prior to
that,  since  March 9, 2001,  he was a  consultant  to the  Company,  serving as interim Chief Technology  Officer.  From September 1999 until joining Medix, Mr.
Hyman  was  President  and  CEO  of  Ideal  Technologies,   Inc.,  a  healthcare
integration  consulting  firm. Mr. Hyman held senior  technology  management and executive positions with CareInsite, Inc. (from August 1999 to September 2000 as
Vice  President of  Information  Technology)  and LaPook Lear Systems Inc. (from
August 1992 to August 1999 as Vice President and Director of  Technology),  both of which were merged into WebMD,  Inc. in September  2000.  As a result of these transactions, Mr. Hyman maintained his position as Vice President of Information
Technology  with  WebMD  through  November  2000,  where he played a key role in
WebMD's  integration  efforts as well as  initiatives  to improve the  Company's profitability.  He graduated Summa Cum Laude from St. John's University where he earned a B.S. degree in Computer Science.

Patricia  A.  Minicucci.  In March  2000,  Ms.  Minicucci  joined the Company as
Executive  Vice  President of Operations.  Prior to joining  Medix's staff,  Ms.
Minicucci  served as Executive Vice President and a principal of Creative Health
Concepts.  In 1995,  she  founded  and was Chief  Executive  Officer of Practice
Paradigms,  an organization  serving primary care physicians.  Prior to founding
Practice Paradigms, Minicucci was Senior Vice President-Managed Care with Empire
Blue Cross Blue Shield and,  before that,  President  of the  Employee  Benefits
Division of Washington National  Corporation.  Ms. Minicucci began her career in healthcare at CIGNA  Corporation  where she held numerous  positions,  including
President of the South Central  Division,  CIGNA Healthplan Inc.; Vice President
of the Human Resources Division,  Employee Benefits Group; Vice President of the
Human  Resources  Department,   Group  Insurance  Division;  and  Regional  Vice
President of Field Claim Operations,  Group Insurance Division. She holds a B.A.
in History from Russell Sage College.

Gary L. Smith.  Mr.  Smith joined the Company as Executive  Vice  President  and
Chief  Financial  Officer in December of 2000.  From 1995 to 2000, Mr. Smith was
with Provident Group, a financial  advisory firm serving companies  operating in emerging market countries,  where he was a principal.  Previously, Mr. Smith was an executive of American  Express  Bank,  the  international  banking arm of the financial services  conglomerate American Express Corporation (NYSE: AXP), where he held various senior financial positions, most recently as Senior Director and
Commercial  Banking Head,  London Branch. He holds a BS degree in Economics from the Wharton School and an MS in Accounting and Finance from the London School of
Economics.

Brian R. Ellacott. In March 2000, Mr. Ellacott joined the Company as Senior Vice
President of Business  Development.  In mid-2001,  Mr. Ellacott was appointed as the Division CEO for Southeast Region Markets.  Mr. Ellacott served as president of Cosmetic  Surgery  Consultants  from November 1998 until March 2000,  when he joined Medix  Resources,  Inc. From 1996 to 1998 he was executive vice president
of  Alignis  Inc.,  an  alternative   healthcare   PPO.   Before  that,  he  was
President-Bibb  Hospitality  (Atlanta) for The Bibb Company.  Mr. Ellacott began his career in healthcare at Baxter International/American  Hospital Supply where he held numerous  positions,  including Director of National Accounts (Chicago);
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

Joan E.  Herman.  Ms  Herman  is the  Group  President  of  WellPoint's  Senior,
Specialty,  and State  Sponsored  Programs  division and is responsible  for the
Company's  Dental,   Life  &  AD&D,   Pharmacy,   Behavioral  Health,   Workers'
Compensation Managed Care Services,  Senior Services, and Disability businesses.
She is also responsible for WellPoint's State Sponsored Programs,  which include
MediCal and Healthy  Families.  In 1999, a WellPoint  affiliate  entered into an agreement with the Company to implement a pilot program for the  introduction of
Cymedix(R) software to healthcare  providers  identified by such affiliate.  Ms.
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

Patrick W.  Jeffries.  In March 2002,  Mr.  Jeffries  became the Executive  Vice
President  for IT and Central  Services of WellPoint  Health  Networks  Inc. Mr.
Jeffries  is the  founding  partner  of Health  Technology  Partners,  LLC and a predecessor company,  which was founded in 1997 and provides consulting services for  healthcare and  technology  companies.  From August 1997 to March 1999, Mr.
Jeffries was the CEO and Chairman of the Board of OpTx Corporation, during which time he lead this  disease  management  company  in its  transition  from a late development  stage  company to commercial  profitability.  From December 1995 to
July 1997,  he was  Executive  Vice  President of Salick  Health  Care,  Inc., a
national system of cancer treatment facilities.  From 1985 to 1995, Mr. Jeffries was first an  associate  and then a partner  of  McKinsey &  Company,  Inc.,  an
international   management  consulting  firm.  He  holds  an  MBA  from  Cornell
University and a BSEE from Washington University.

Guy L. Scalzi. Mr. Scalzi is Vice President of First Consulting Group Management
Services, LLC, a healthcare information technology consultant.  Prior to joining that company in January 2000, he was Senior Vice President and Chief Information
Officer for New York Presbyterian  Healthcare System from April 1996 to December
1999.  From January 1995 to March 1996,  Mr. Scalzi was Director of Planning for
Information Services at New York Hospital-Cornell Medical Center. From June 1993
to December  1994,  he was Chief  Information  Officer,  The  Hospital for Joint
Diseases,  New York  University  Medical  Center.  From  1984 to 1993,  he was a
founder and senior executive with DataEase International, Inc., an international
PC  software  development  and  marketing  company.  Mr.  Scalzi has an MBA from
Manhattan  College and a B.S.  degree from The State  University  of New York at
Oswego.

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
Officers, directors and greater than 10% shareholders are required by Securities and Exchange  Commission  regulations  to furnish the Company with copies of all
Section 16(a) reports they file. Based solely upon such reports, we believe that none of such persons  failed to comply with the  requirements  of Section  16(a)
during 2001.

ITEM 11.    EXECUTIVE COMPENSATION

Executive Officer Compensation

Summary  Compensation  Table.  The  following  table  sets  forth the annual and long-term  compensation  for services in all  capacities  to the Company for the three years ended December 31, 2001,  awarded or paid to, or earned by our Chief
Executive  Officer ("CEO") and our four other most highly  compensated  officers
(the "Named Officers").

                                                                    Long-Term
                              Annual Compensation                 Compensation
                              --------------------                ------------
                                                                   Securities
                                                                   Underlying
      Name and      Fiscal                                           Options
Principal Position   Year      Salary        Bonus      Other(1)     (Shares)
------------------ -------- -----------  ----------- ------------ ------------

John R. Prufeta       2001    $114,000         0                      425,000
President and CEO     2000    $120,000         0                      600,000
                      1999    $171,000(2)      0                      925,000

Louis E. Hyman,       2001    156,625(3)       0                      250,000
Executive Vice
President and
Chief Technology
Officer

Patricia A.                   $197,000         0                      175,000
Minicucci           2001      $163,846         0                      400,000
Executive Vice
President for       2000
Operations

Gary L. Smith,        2001    $197,000         0                      175,000
Executive Vice        2000        $2,430       0                      250,000
President and
Chief Financial
Officer

Brian R. Ellacott     2001    $165,000         0                      175,000
Senior Vice           2000    $125,769                                150,000
President

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
     2000.
(3)  During  2001,  Mr.  Hyman,  through  an  affiliated  entity,  served  as  a consultant  to Medix before he became a full time  employee  and  executive officer.  This amount includes the consulting  compensation to his firm. He also  received  a grant  of  options  to  purchase  20,000  shares  for his consulting services.

     Stock Option Awards.  In August 1999,  our Board of Directors  approved and authorized  our 1999 Stock Option Plan (the "1999  Plan"),  which is intended to grant  either  non-qualified  stock  options  or  incentive  stock  options,  as described below. In 2000, our  shareholders  approved the 1999 Plan. The purpose of the 1999 Plan is to enable our company to provide  opportunities  for certain officers and key employees to acquire a proprietary  interest in our company, to increase  incentives  for such  persons to  contribute  to our  performance  and further  success,  and  to  attract  and  retain  individuals  with  exceptional business,  managerial and  administrative  talents,  who will  contribute to our progress, growth and profitability.

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
Such options  generally vest over a period of one or more years and expire after up to ten years.  In order to qualify for certain  preferential  treatment under the Code,  ISOs must satisfy the statutory  requirements  thereof.  Options that fail to satisfy  those  requirements  will be deemed  NQOs and will not  receive preferential treatment under the Code. Upon exercise, shares will be issued upon payment of the exercise price in cash, by delivery of shares of Common Stock, by delivery of options or a combination of any of these methods. At our 2001 Annual
Meeting, our shareholders approved an increase of 3,000,000 shares to 13,000,000 as the amount of total  shares of our Common Stock  reserved for issuance  under the 1999 Plan.

     As of March 15, 2002,  we had issued  5,736,560  shares of our Common Stock upon exercise of options to current or former employees and directors,  and have
6,568,667  shares  currently  covered by outstanding  options held by current or former employees and directors, with exercise prices ranging form $.19 to $4.97.
Such  options  have been  granted  under the 1999 Plan and earlier  stock option plans.

     Option  information  for fiscal 2001 relating to the Named  Officers is set forth below:

                             Options Granted in 2001

                     Number of
                     Shares of     Percentage
                       Common         of
                       Stock         Total                          Valuation
                     Underlying     Options                           under
                      Options      Granted to                         Black-
                      Granted      Employees                          Scholes
                        in             in      Exercise  Expiration   Pricing
     Name              2001           2001       Price      Date     Method(1)
------------------ ------------- ------------- --------- ----------- ----------

John R. Prufeta        400,00         21.2%       $.62     4/17/06    $217,755
                       25,000          1.3%       $.60     3/23/06    $ 13,171
Louis E. Hyman        230,000         12.2%       $.61     5/14/06    $123,190
                       20,000          1.1%       $.70     3/03/03    $ 15,580
Patricia A.           150,000          7.9%       $.61     5/14/06    $ 80,341
Minicucci              25,000          1.3%       $.60     3/23/06    $ 13,171
Gary L. Smith         150,000          7.9%       $.61     5/14/06    $ 80,341
                       25,000          1.3%       $.60     3/23/06    $ 13,171
Brian R. Ellacott     150,000          7.9%       $.61     5/14/06    $ 80,341
                       25,000          1.3%       $.60     3/23/06    $ 13,171

     (1) The Black-Scholes option-pricing model estimates the options fair value by  considering  the  following  assumptions:  the  options  exercise  price and expected  life,  the  underlying  current market price of the stock and expected volatility,  expected dividends and the risk free interest rate corresponding to the term of the option. The fair values calculated above use expected volatility of 132%, a risk-free rate of 5.5%, no dividend yield and anticipated exercise at the end of the term.

                                          Number of Shares            Value of Unexercised
                                      Underlying Unexercised         In-the-Money Options
                                        Options at Year-End             at Year-End(1)
                 Shares    Value   -----------------------------   --------------------------
Name           Exercised Realized  Exercisable     Unexercisable   Exercisable  Unexercisable
-------------  --------- --------  ------------    -------------   -----------  -------------

John R. Prufeta     0         0     1,450,000(2)       500,000       $258,250       $80,000

Louis E. Hyman      0         0       112,500          137,500       $  8,325       $12,375

Patricia A.         0         0       575,000                0       $ 16,000       $     0
Minicucci

Gary L. Smith       0         0       325,000          100,000       $ 16,000       $     0

Louis E. Hyman      0         0       112,500          137,500       $  8,325       $12,375

Brian R. Ellacott   0         0       312,500           12,500       $ 16,000       $     0

--------------

(1)  The dollar values are  calculated by  determining  the  difference  between
     $0.70 per share,  the fair market value of the Common Stock at December 31,
     2001, and the exercise price of the respective options.
(2)  Includes  options covering 25,000 of these shares were granted to a company that is an affiliate of Mr. Prufeta for executive search services.

     Medix has no retirement,  pension or profit-sharing program for the benefit of its  directors,  executive  officers  or other  employees,  but the  Board of
Directors  may  recommend  one or more such programs for adoption in the future.
Medix does not make any contributions to its 401(k) Plan for its employees.

Employment Agreements.

     Mr. Prufeta's Employment  Agreement,  which has an initial term of one year and renews in automatic one year increments thereafter, provides that he will be compensated at the base salary of $275,000  annually,  plus a bonus of $400,000, subject to certain performance criteria. He holds the positions of President and
Chief Executive  Officer and reports to the Board of Directors.  Pursuant to his
Employment  Agreement,  Mr. Prufeta has been granted options to purchase 200,000 shares of Common  Stock at $.70 per  share,  which vest upon the  occurrence  of certain performance goals. His Employment  Agreement provides for termination at any time by the employee with or without cause or by the Company with cause. The
Employment  Agreement  is also  subject to  termination  by the Company  without cause,  after  the  initial  one-year  of the term  subject  to the right of the employee to continue to receive  salary and pro-rata  bonus  compensation  for 6 months.  The  Employment  Agreement  also contains a non-compete  provision that extends  for a period  of one  year  after  termination  or  resignation  of the
employee,  as  well  as  certain  confidentiality   provisions.  The  Employment
Agreement  contains  provisions   providing  that,  upon  the  occurrence  of  a
"Triggering  Event"  (defined  to  include a change in  ownership  of 50% of the outstanding  shares of the Company's Common Stock through a merger or otherwise)
during the term of his  employment,  he will receive a lump sum payment equal to his then current year's base and bonus pay.

     Mr. Hyman's Employment  Agreement,  which has an initial term of two years, ending on May 14, 2003,  provides that he will be  compensated  at the salary of
$200,000  annually.  He holds the position of Executive Vice President and Chief
Technology  Officer,  and  reports to the  President  and CEO.  Pursuant  to his
Employment Agreement,  he has been granted options to purchase 230,000 shares of
Common  Stock  at $.61  per  share,  which  vest  over  the  2-year  term of his
Employment Agreement. His Employment

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

     Ms.  Minicucci's  Employment  Agreement,  which had an initial  term of two years,  ending on March 1, 2002,  provided that she be compensated at the salary of $200,000 annually.  Such term has been extended to May 1, 2002. She holds the position of Executive Vice President,  Operations,  and reports to the President and CEO. Pursuant to her Employment  Agreement,  she has been granted options to purchase 400,000 shares of Common Stock at $4.97 per share,  which vest over the
2-year term of his Employment  Agreement.  Her Employment Agreement provides for termination  at any time by the employee with or without cause or by the Company with cause.  The  Employment  Agreement  is also subject to  termination  by the
Company without cause after the initial  one-year term,  subject to the right of the employee to continue to receive  compensation  for 6 months.  The Employment
Agreement also contains a non-compete provision that extends for a period of one year  after  termination  or  resignation  of the  employee,  as well as certain
confidentiality   provisions.   The  Employment  Agreement  contains  provisions
providing that, upon the occurrence of a "Triggering  Event" (defined to include a change in ownership of 50% of the outstanding  shares of the Company's  Common
Stock through a merger or otherwise) during the term of her employment, she will receive a lump sum payment equal to his then current year's base and bonus pay.

     Mr. Smith's Employment  Agreement,  which has an initial term of two years, ending on December 11, 2002,  provides that he will be compensated at the salary of $200,000  annually.  He holds the position of Executive  Vice  President  and
Chief Financial  Officer,  and reports to the President and CEO. Pursuant to his
Employment Agreement,  he has been granted options to purchase 250,000 shares of
Common  Stock at  $1.125  per  share,  which  vest over the  2-year  term of his
Employment  Agreement.  His Employment Agreement provides for termination at any time by the employee  with or without  cause or by the Company  with cause.  The
Employment Agreement is also subject to termination by the Company without cause after the initial one-year of the term,  subject to the right of the employee to continue to receive  compensation  for 6 months.  The Employment  Agreement also contains a  non-compete  provision  that  extends for a period of one year after termination or resignation of the employee,  as well as certain  confidentiality provisions.  The Employment  Agreement contains provisions  providing that, upon the occurrence of a "Triggering Event" (defined to include a change in ownership of 50% of the outstanding  shares of the Company's Common Stock through a merger or  otherwise)  during the term of his  employment,  he will  receive a lump sum payment equal to his then current year's base and bonus pay.

     Mr.  Ellacott's  Employment  Agreement,  which had an  initial  term of two years, ending on March 1, 2002, provided that he be compensated at the salary of
$150,000  annually.  Such term has been  extended to May 1, 2002. In March 2001,
Mr.  Ellacott's  annual salary was increased to $175,000.  He initially held the position  of Senior Vice  President,  Business  Development,  and  recently  was appointed as Senior Vice President and Southeast  Division Market CEO, reporting to  the  Executive  Vice  President,  Operations.  Pursuant  to  his  Employment
Agreement,  he has been  granted  options to purchase  150,000  shares of Common
Stock at $3.97 per  share,  which vest over the  2-year  term of his  Employment
Agreement.  His Employment Agreement provides for termination at any time by the employee  with or without  cause or by the Company  with cause.  The  Employment
Agreement is also subject to termination by the Company  without cause,  subject to the right of the employee to continue to receive  compensation  for 6 months.
The Employment Agreement also contains a non-compete  provision that extends for a period of one year after  termination or resignation of the employee,  as well as certain confidentiality provisions.

Director Compensation

     In 1999,  we adopted  the policy of  compensating  non-employee  Directors,
$1,000 for attending each regular  quarterly  Board meeting in person,  and $250 for attendance by telephone.  The Board of Directors has also authorized payment of reasonable  travel or other  out-of-pocket  expenses incurred by non-employee directors  for  attending  Board or  committee  meetings.  Notwithstanding  this policy,  during 2001, the Directors waived such fees but not  reimbursements for out-of-pocket  expenses.  Independently,  Ms Joan Herman has waived her director fees altogether, based on WellPoint company policy.

     From time to time, the Board of Directors will grant non-employee Directors options to acquire shares of Common Stock as compensation  for their services to the Company as  Directors.  During 2001,  we granted  options  covering  200,000 shares of Common  Stock each to Mr.  Jeffries and Mr.  Scalzi,  at the time they became Directors, which are exercisable at $.78 per share.

     In January  2002,  the  Directors  discontinued  the policy of cash fees to
Directors  for  attending  Board or committee  meetings.  Instead,  non-employee
Directors will be compensated for their services through the grant of options to purchase our Common Stock.  As of January 22, 2002,  each  Director,  except Ms.
Herman  based on the  policy  referred  to above,  has been  granted  options to purchase  40,000 shares of Common Stock at an exercise price of $0.70 per share.
Those options vest in quarterly 10,000 share increments, from the date of grant, provided that the Director remains on the Board of the Company.

     In 1999, we entered into a consulting  agreement  with Mr.  Samuel  Havens, which  provides  that we pay Mr.  Havens  $5,000  per month  for his  consulting services in connection with our marketing  efforts.  Mr. Havens has deferred his monthly payment since April, 2001, with the accrued amount payable to Mr. Havens at March 15, 2002 being $55,000. During 2001, we paid Mr. Havens $20,000 for his services.

Board Compensation Committee Report on Executive Compensation

     The  Compensation  Committee  of the Board of Directors  (the  "Committee")
administers   the  Medix  stock  option   plans  and   oversees  our   executive
compensation,  subject  to  approval  of its  recommendations  by the  Board  of
Directors.  Executive compensation includes base salaries, annual incentives and long  term  stock  option  plans,  as  well  as any  executive  benefits  and/or prerequisites.

     Our general compensation  philosophy for our executive officers,  including our  Chief  Executive  Officer  ("CEO"),  is to offer  competitive  compensation packages that are designed to attract and retain key executives  critical to the success of the Company.  At present,  packages include annual cash  compensation
(salaries)  and  long-term  compensation  consisting  of options to purchase the
Company's  stock,  to  align  the  interests  of  management  with  those of the
Company's  shareholders.  Beginning with calendar year 2002,  executive packages will  include  variable  amounts of annual  bonus  potential,  tied to  specific performance goals for the Company and the individual  executives.  The Committee intends to review the performance and  compensation of executives  annually,  in conjunction  with the performance of the Company.  Incentive Stock Option awards are based upon the Committee's judgment as to the relative rank and contribution of each  executive  (or other  employee)  to the  success  and  survival  of the
Company.

     In addition,  the Company has entered into  employment  agreements with its executive officers, as outlined earlier in this report.

                                                   Compensation Committee,

                                                   Dr. David B. Skinner, Chairman
                                                   Ms. Joan E. Herman
                                                   Mr. John T. Lane

Compensation Committee Interlocks and Insider Participation

     In 1999, we entered into  agreements  with  Wellpoint  Pharmacy  Management
("WPM") to implement a pilot program for the introduction of  Cymedix(R)software to healthcare  providers  identified by WPM.  After the required  testing of the software,  the  agreements  provide  for a  production  program to  install  the software  broadly among WPM managed  providers.  One of the agreements  provides that Medix will nominate a representative  of WPM to be elected to the Company's
Board of  Directors.  Ms. Herman is that  representative.  Such  agreement  also provided that WPM would be granted warrants  evidencing the right to purchase up to 6,000,000  shares of Common Stock,  which vest upon the occurrence of certain performance criteria.  The agreement provides for the grant of warrants covering
3,000,000  shares  with an  exercise  price of $0.30  per  share,  and  warrants covering  3,000,000  shares  with an  exercise  price of $0.50  per  share,  all expiring five years from the date of grant, September 8, 2004. In February 2002, the warrant agreement was amended to revise the performance  criteria and to add an additional right to purchase up to 1,000,000  additional  shares at $1.75 per share. At March 15, 2002,  warrants covering  1,850,000  shares,  exercisable at
$.30 per share,  had vested.  In February 2002,  Wellpoint Health Networks Inc., the parent of WPM made a secured  convertible  loan to Medix of $1,000,000.  See
"DESCRIPTION OF BUSINESS - Recent  Developments"  for a description of the terms of both these agreements.  In addition,  Mr. Jeffries,  who became a director of ours in 2001, is an officer and consultant to Wellpoint Health Network.

Comparison of Cumulative Total Returns

     The following graph compares the performance of the Company's  common stock with the performance of the AMEX Composite  Index and on Custom  Composite Index
(4 stocks)  over the five year period  extending  through  the end of 2001.  The graph  assumes  that $100 was  invested  on December  31, 1996 in the  Company's common stock, the AMEX Composite Index and the Custom Composite index,  with any dividends being  reinvested.  The Company has provided this graph using publicly available information that it has no reason to believe is not accurate. However, the Company takes no responsibility for such information.

     The Custom Composite Index includes Cybear, AllScripts, WebMD and ProxyMed, companies  that the Company  believes are its peers and that are involved in the same or similar lines of businesses.  The Company  believes that this peer group provides that the Company  believes are its peers and a better  comparison  than broader indices which are publicly  available.  Data for Cybear,  AllScripts and
WebMD were not available for periods prior to 1999.

          Based on the reinvestment of $100 beginning December 31, 1996

                       12/31/1996   12/31/1997   12/31/1998   12/31/1999   12/31/2000   12/31/2001
                      ------------ ------------ ------------ ------------ ------------ -----------

Medix Resources, Inc.    $  100      $   23       $    9       $  288        $  100        $   65
AMEX Composite Index     $  100      $  120       $  120       $  153        $  155        $  148
Custom Composite Index   $  100      $   98       $  165       $  138        $   16        $   20

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following  table sets forth certain  information  regarding  beneficial ownership of Common Stock as of March 15, 2002 by (i) each person known by us to own beneficially  more than 5 % of the outstanding  shares of Common Stock. (ii)
each  director,  named  executive  officer and (iii) all executive  officers and directors as a group.  On such date,  we had  58,386,516  shares of Common Stock outstanding.  Shares not outstanding but deemed  beneficial1y owned by virtue of the right of any  individual  to acquire  shares  within 60 days are  treated as outstanding  only when  determining  the amount and  percentage  of Common Stock owned by such individual.  Each person has sole voting and investment power with respect to the shares shown, except as noted.

     Name and Address            Number of Shares         Percentage of Class
     ----------------            ----------------         -------------------

      John R. Prufeta              2,453,000(1)                  4.1%
 420 Lexington Ave., Suite
           1830
    New York, New York

       John T. Lane                 560,000(2)                     *
      94 Sixth Street
  Garden City, New Jersey

     Samuel H. Havens               210,000(3)                     *
   58 Winged Foot Drive
  Livingston, New Jersey

      Joan E. Herman                 None(4)                      0%
     One Wellpoint Way
 Thousand Oaks, California

    Patrick W. Jeffries             110,000(3)                     *
     One Wellpoint Way
 Thousand Oaks, California

       Guy L Scalzi                 110,000(3)                     *
  The Chrysler Building,
        37th Floor
  42nd and Lexington Ave.
    New York, New York

   Dr. David B. Skinner             210,000(3)                     *
   525 East 68th Street
    New York, New York

      Louis E. Hyman                167,500(3)                     *
 420 Lexington Ave., Suite
           1830
    New York, New York

   Patricia A. Minicucci            575,000(3)                     *
 420 Lexington Ave., Suite
           1830
    New York, New York

       Gary L. Smith                350,000(3)                     *
 420 Lexington Ave., Suite
           1830
    New York, New York

      Brian Ellacott                325,000(3)                     *
    101 Village Parkway
       Building One
     Marietta, Georgia

All directors and executive officers5,070,500                    8.0%
 as a group (11 persons)
*Less than 1% of the outstanding shares
-------------------

(1)  Mr.  Prufeta  owns  737,000  shares of  Common  Stock,  with the  remainder available upon the exercise of warrants and options held by him.
(2)  All of Mr. Lane's  reported  holdings are available  upon the conversion or exercise of convertible  preferred stock, warrants and options held by him, including 50 shares of the Company's  1999 Series B  Convertible  Preferred
     Stock (100% of the outstanding  shares of that class), and 25 shares of the
     Company's  1999  Series  C  Convertible   Preferred   Stock  (6.7%  of  the
     outstanding shares of that class).
(3)  Represents   shares  of  Common  Stock   available  upon  the  exercise  of
     outstanding options.
(4)  Ms. Herman has declined the grant of any options based on Wellpoint company policy.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since 1996, we have had a policy that any  transactions  with  directors or officers or any  entities in which they are also  officers  or  directors  or in which  they  have a  financial  interest,  will only be on terms  that  would be reached in an arms-length  transaction,  consistent with industry  standards and approved by a majority of our disinterested directors. This policy provides that no such  transaction by shall be either void or voidable  solely because of such relationship  or interest of such  directors or officers or solely  because such directors  are present at the meeting of the Board of  Directors  or a committee thereof that approves such transaction or solely because their votes are counted
for  such  purpose.  In  addition,   interested  directors  may  be  counted  in
determining the presence of a quorum at a meeting of the Board of Directors or a committee  thereof  that  approves  such a  transaction.  We have also adopted a policy that any loans to officers,  directors  and 5% or more  shareholders  are subject to  approval by a majority of the  disinterested  directors.  All of the transactions described below have been approved according to this policy.

     Before Mr.  Prufeta was elected to our Board of Directors in 1999,  OnPoint
Partners (formerly known as Creative Management  Strategies)  ("OPP"), a company partially owned by Mr. John Prufeta,  entered into agreements with us to provide executive search services and sales and marketing  services to us. In connection with those agreements,  we issued a 3-year option to acquire up to 25,000 shares of our Common Stock at an exercise price of $0.55 per share to OPP. We also paid such company $71,000 during 1999. In addition,  for Mr. Prufeta's  service to us as Chief Executive Officer until he became a full-time  employee,  and the above services  provided by the  affiliated  company,  we have paid $110,000 to OPP in
2000.  At the time Mr.  Prufeta  became a  full-time  employee of the Company in
January of 2000, such agreements with OPP were terminated. During 2001 and 2000,
we  have  paid  OPP  approximately  $111,000  and  $93,000,   respectively,   as
reimbursements  for rents and  services  for our former New York  office  space, which was  leased in the name of OPP.  In  addition,  we have paid OPP  employee search  fees of  approximately  $38,361  and  $152,000  during  2001  and  2000, respectively,  for their employee search services.  OPP is a recognized provider of  executive  and  employee  search  services  to all areas of the health  care industry,  and  provides  it  services  to us at  standard  rates.  The Board of
Directors,  through the Audit Committee, reviews and approves of our contractual arrangements with OPP.

     We have entered into a consulting  agreement with Mr. Samuel Havens,  which provides that we pay Mr. Havens $5,000 per month for his consulting  services in connection  with our  marketing  efforts.  Mr.  Havens has  deferred his monthly payment since April 2001, with the accrued amount payable to Mr. Havens at March
15,  2002  being  $55,000.  During  2001,  we paid Mr.  Havens  $20,000  for his services.

     See "EXECUTIVE COMPENSATION - Compensation Committee Interlocks and Insider
Participation" for a description of other related party transactions.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this Report

     (1)  Financial Statements

          See Financial  Statements  included after the signature page beginning at page F-1.

     (2)  Financial statement schedules

          All  schedules  are omitted  because  they are not  applicable  or the required information is shown in the consolidated financial statements or the notes thereto.

     (3)  List of Exhibits

          See Index to Exhibits on pages in paragraph (c) below.

(b)  Reports on Form 8-K. The Company filed seven reports on Form 8-K during the last quarter of 2001 as follows:

1.   Report filed with the SEC on October 9, 2001,  reporting  under Item 5, the issuance of a press  release  announcing  that Medix  Resources and Express
     Scripts will jointly  deploy  web-based  pharmacy  transaction  services to physicians.

2.   Report filed with the SEC on October 24, 2001,  reporting under Item 5, the issuance of a press release  announcing that a strategic  alliance  between
     Medix  Resources and  Merck-Medco to provide  physicians with point of care
     access  to  clinical   information  and  electronic   prescribing   through
     Cymedix(R)suite  of  web-based  pharmacy  benefit  management   transaction
     services.

3.   Report filed with the SEC on October 31, 2001,  reporting under Item 5, the issuance of a press release  announcing that a strategic  alliance  between
     Medix  Resources and  Merck-Medco to provide  physicians with point of care
     access  to  clinical   information  and  electronic   prescribing   through
     Cymedix(R)suite  of  web-based  pharmacy  benefit  management   transaction
     services.

4.   Report filed with the SEC on November 2, 2001,  reporting under Item 5, the issuance of a press release  announcing the introduction of  Cymedix(R)III, the next generation of Medix's proprietary, point-of-care products.

5.   Report filed with the SEC on November 15, 2001, reporting under Item 5, the issuance of a press release  announcing  that Medix  Resources  will assist
     Georgia doctors with electronic Medicaid claims filing.

6.   Report filed with the SEC on December 11, 2001, reporting under Item 5, the issuance of a press release announcing that Medix will provide a telephonic progress report.

7.   Report  filed with the SEC on December 26,  2001,  reporting  under Item 5, that Medix  Resources had announced  that its business plan  indicates that the certain financial goals could be attained  provided adequate  financing is available.

(c)  Exhibits  required by Item 601 of  Regulation  S-K. We will  furnish to our shareholders  a copy of any of the  exhibits  listed  below upon payment of
     $.25 per page to cover the costs of the Company of furnishing the exhibits.

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

4.6         Amended  and  Restated  Warrant  to  Purchase  Common  Stock  issued to
            Wellpoint
            Pharmacy  Management,  dated September 8, 1999 and amended February 18,
            2002,  incorporated  by  reference  to  Exhibit  10.7 to the  Company's
            Amendment  No.1  to  Registration  Statement  on  Form  S-2  (Reg.  No.
            333-73572), filed with the SEC on February 28, 2002.

10.1.1      Incentive  Stock  Option Plan,  adopted May 5, 1988,  authorizing
            100,000  shares of  common  stock for  issuance  pursuant  to the Plan,
            incorporated   by  reference   to  Exhibit  No.   10.2.1  of  the  1994
            Registration Statement.

10.1.2      Omnibus  Stock Option Plan,  adopted  effective  January 1, 1994, authorizing  500,000  shares of common stock for  issuance  pursuant to the Plan,  incorporated  by reference to Exhibit No. 10.2.2 of the 1994
            Registration Statement.

10.1.3      1996 Stock  Incentive  Plan,  adopted by the  Company's  Board of
            Directors  on  November  27,  1996,  authorizing  4,000,000  shares  of common  stock for  issuance  pursuant  to the  Plan.,  incorporated  by reference  to Exhibit  10.2.3 to the  Company's  Form 10-KSB filed with the SEC on March 30, 1998.

10.1.4      1999 Stock  Option  Plan,  adopted by the Board of  Directors  on
            August 16,  1999,  as amended,  incorporated  by  reference  to Exhibit
            10.2.4 to the  Company's  Form  10-KSB  filed with the SEC on March 21,
            2001.

10.2        Agreement  and Plan of Merger,  dated as of November  17,  1997, among  International  Nursing Services,  Inc., Cymedix Lynx Corporation
            and Cymedix  Corporation,  incorporated  by reference to Exhibit 2.1 to the  Company's  Current  Report  on  Form  8-K  filed  with  the SEC on
            December 24, 1997.

10.3        Amendment No. 1 to Agreement  and Plan of Merger,  dated as of December
            10, 1997, among  International  Nursing  Services,  Inc.,  Cymedix Lynx
            Corporation  and Cymedix  Corporation,  incorporated  by  reference  to
            Exhibit  2.2 to the  Company's  Current  Report on Form 8-K filed  with the SEC on December 24, 1997.

10.4        Purchase and Sale Agreement,  dated  September 14, 1998,  among Premier
            Home Health Care  Services,  Inc.,  National Care  Resources-New  York,
            Inc., and Medix Resources,  Inc.,  incorporated by reference to Exhibit
            10.23 to the  Company's  Form 8-K,  filed with the SEC on September 28,
            1998.

10.5        Employment  Agreement  between the Company and Mr. John R. Prufeta,  dated as of February 1, 2002.*

10.6        Employment  Agreement  between the Company and Mr. Brian R.  Ellacott,  dated as of February 11,  2000,  incorporated  by reference to Exhibit  10.21 to the Company's Form 10-KSB, filed with the SEC on March 30, 2000.

10.7        Employment  Agreement  between  the Company  and Ms.  Patricia A.  Minicucci, dated as of February  15,  2000,  incorporated  by reference to Exhibit
            10.22 to the  Company's  Form  10-KSB,  filed with the SEC on March 30,
            2000.

10.8        Asset  Purchase  Agreement,  dated  as of  February  19,  2000,  among  Medix
            Resources,   Inc.,  Medical  Staffing  Network,   Inc.,  National  Care
            Resources - Texas, Inc.,  National Care Resources - Colorado,  Inc. and
            TherAmerica,  Inc.,  incorporated  by  reference to Exhibit 10.2 to the
            Company's Form 8-K, filed with the SEC on March 7, 2000.

10.9        Agreement  and  Plan of  Merger,  dated  as of March  8,  2000,  among  Medix
            Resources,  Inc., Cymedix Lynx Corporation,  Automated Design Concepts,
            Inc. and David R. Pfeil,  incorporated  by  reference to Exhibit  10.24 to the Company's Form 10-KSB, filed with the SEC on March 30, 2000.

10.10       Consulting  Agreement between the Company and Mr. Samuel H. Havens,  dated as of October 1, 1999,  incorporated  by reference to Exhibit 10.25 to the
            Company's Form 10-KSB, filed with the SEC on March 30, 2000.

10.11       Executive  Employment  Agreement  between  the Company and Mr. Gary L. Smith, dated as of December  11,  2000,  incorporated  by reference to Exhibit
            10.20 to the  Company's  Form  10-KSB  filed  with the SEC on March 21,
            2001.

10.12       Executive  Employment  Agreement  between  the  Company  and Louis E.  Hyman, dated May 14, 2001*

10.13       Securities   Purchase   Agreement,   dated   as   of   December   29,   2000,
            between     RoyCap     Inc.     and     Medix     Resources,      Inc.,
            incorporated  by reference to Exchibit 10.1 to the  Company's  form S-2 registration Statement filed with the SEC on January 29, 2001.

10.14       Convertible Note of Medix  Resources,  Inc., dated as of December 29, 2000 in the  principal  amount of up to  $2,500,000,  in favor of RoyCap  Inc., incorporated  by reference to Exchibit 10.2 to the  Company's  form S-2 registration Statement filed with the SEC on January 29, 2001.

10.15       Registration   Rights   Agreement,   dated   as   of   December   29,   2000,
            between     RoyCap     Inc.     and     Medix      Resources,      Inc.
            incorporated  by reference to Exchibit 10.3 to the  Company's  Form S-2
            Registration Statement filed with the SEC on January 29, 2001.

10.16       Warrant  Agreement,  dated as of December 29, 2000,  between  RoyCap Inc. and
            Medix Resources,  Inc.,  incorporated  by reference  to Exchibit  10.4 to the
            Company's Form S-2
            Registration Statement filed with the SEC on January 29, 2001.

10.17       Securities   Purchase   Agreement,   dated  February  19,  2002,
            between  Medix and  Wellpoint  Health  Networks  Inc.  incorporated  by
            reference  to  Exhibit  10.8  to  the  Company's   Amendment   No.1  to
            Registration  Statement on Form S-2 (Reg.  No.  333-73572),  filed with the SEC on February 28, 2002.

10.18       General  Security  Agreement,  dated  February  19,  2002,  among
            Medix,  Cymedix and Wellpoint  Health  Networks Inc.,  incorporated  by
            reference  to  Exhibit  10.9  to  the  Company's   Amendment   No.1  to
            Registration  Statement  on Form S-2 (Reg.  No.  333-73572)  filed with the SEC on February 28, 2002.

10.19       Participation  Agreement,   dated  as  of  April  2,  2001,
            between  Medix and Kaiser  Foundation  Health  Plan of  Georgia,  Inc.,
            incorporated  by reference to Exhibit 10.1 to the  Company's  Amendment
            No.1 to  Registration  Statement  on Form  S-2  (Reg.  No.  333-73572),
            filed with the SEC on February  28,  2002.  (Portions  of this  Exhibit have been  omitted  pursuant  to a request for  confidential  treatment
            filed    with    the    Office    of    the     Secretary     of    the
            SEC)

10.20       Agreement,  dated as of October  18,  2001,  between  Medix and  Merck-Medco  Managed Care,  L.L.C.,  incorporated  by reference to
            Exhibit  10.2  to  the  Company's   Amendment   No.1  to   Registration
            Statement  on Form S-2  (Reg.  No.  333-73572),  filed  with the SEC on
            February  28,  2002.  (Portions  of  this  Exhibit  have  been  omitted pursuant  to a  request  for  confidential  treatment  filed  with  the
            Office of the Secretary of the SEC)

10.21       Vendor   Services   Agreement,    dated   as   of   September   28,   2001,
            between Medix and Express Scripts,  Inc.,  incorporated by reference to
            Exhibit  10.3  to  the  Company's   Amendment   No.1  to   Registration
            Statement  on Form S-2  (Reg.  No.  333-73572),  filed  with the SEC on
            February  28,  2002.  (Portions  of  this  Exhibit  have  been  omitted pursuant  to a  request  for  confidential  treatment  filed  with  the
            Office of the Secretary of the SEC)

10.22       Binding   Letter  of  Intent   for  Pilot  and   Production
            Programs,   dated  September  8,  1999,  between  Medix,   Cymedix  and
            Professional   Claims   Services,   Inc.  (d/b/a   Wellpoint   Pharmacy
            Management),   incorporated   by  reference  to  Exhibit  10.4  to  the
            Company's  Amendment No.1 to  Registration  Statement on Form S-2 (Reg.
            No.  333-73572),  filed with the SEC on February  28,  2002.  (Portions
            of  this  Exhibit   have  been  omitted   pursuant  to  a  request  for
            confidential  treatment  filed with the Office of the  Secretary of the
            SEC)

10.23       Pilot  Agreement,  dated as of December 28,  1999,  between
            Cymedix  and  Professional  Claims  Services,   Inc.  (d/b/a  Wellpoint
            Pharmacy  Management),  incorporated  by  reference  to Exhibit 10.5 to the  Company's  Amendment  No.1 to  Registration  Statement on Form S-2
            (Reg.  No.  333-73572),  filed  with  the  SEC on  February  28,  2002.
            (Portions of this  Exhibit have been omitted  pursuant to a request for confidential  treatment  filed with the Office of the  Secretary of the
            SEC)

10.24       Agreement For Internet Medical  Communications  Network, dated March 2,
            2000,   between   Cymedix  and  Loyola   University   Medical   Center,
            incorporated  by reference to Exhibit 10.6 to the  Company's  Amendment
            No.1 to  Registration  Statement  on Form  S-2  (Reg.  No.  333-73572),
            filed with the SEC on February  28,  2002.  (Portions  of this  Exhibit have been  omitted  pursuant  to a request for  confidential  treatment filed with the Office of the Secretary of the SEC)

10.25       Lease between SLG Graybar Sublease, LLC and the Company,
            dated January 17, 2002 for the Company's principal executive office.*

21.         Subsidiaries of the Company.*

23.         Consent of Ehrhardt Keefe Steiner & Hottman PC,  independent  certified
            public   accountants  for  the  Company,   to  the   incorporation   by
            reference of its report dated March 19,  2002,  appearing  elsewhere in this From  10-KSB  into the  Company's  Registration  Statements  on on
            Form  S-3  (Reg.  No.   333-32308  and   333-85483)  and   Registration
            Statements on Form S-8 (Reg. No. 333-31684, 333-57558 and 333-73578).*
--------------
*Filed herewith

                                    SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of
1934, the Registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized on March 28, 2002.

                                    MEDIX RESOURCES, INC.

                                    By:/s/ John R. Prufeta
                                      --------------------

President and CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

      Signature                     Title                                 Date
      ---------                     -----                                 ----

    /s/ John R. Prufeta         President and Chief Executive
    -------------------          Officer (Principal Executive
        John R. Prufeta          Officer                              March 28, 2002

    /s/ Gary L. Smith           Executive Vice President and
    -----------------            Chief Financial Officer (Principal)
        Gary L. Smith            Accounting and Financial Officer)    March 28, 2002

   /s/Joan E. Herman            Director                              March 28, 2002
   -----------------
      Joan E. Herman

   /s/ Dr. David B. Skinner     Director                              March 28, 2002
   ----------------------
       Dr. David B. Skinner

   /s/ John T. Lane             Director                              March 28, 2002
   ----------------
       John T. Lane

  /s/ Samuel H. Havens          Director                              March 28, 2002
  ---------------------
      Samuel H. Havens

------------------              Director                              March 28, 2002
 Patrick W. Jeffries

/s/ Guy L. Scalzi               Director                              March 28, 2002
-----------------
    Guy L. Scalzi

                               Medix.resources, inc.
                        Connecting the world of healthcare

                         Consolidated Financial Statements
                                        and
                           Independent Auditors' Report
                            December 31, 2001 and 2000

                                 Table of Contents

Independent Auditors' Report

Consolidated Financial Statements

      Consolidated Balance Sheets

      Consolidated Statements of Operations

      Consolidated Statement of Changes in Stockholders' Equity

      Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

                           INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Medix Resources, Inc.
Englewood, CO

We have audited the accompanying consolidated balance sheets of Medix Resources,
Inc. as of December 31, 2001 and 2000, and the related  consolidated  statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended  December 31,  2001.  These  consolidated financial  statements are the  responsibility of the Company's  management.  Our responsibility  is  to  express  an  opinion  on  these  consolidated  financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the  United  States of  America.  Those  standards  require  that we plan and perform the audit to obtain reasonable  assurance about whether the consolidated financial  statements  are free of  material  misstatement.  An  audit  includes examining,  on a test basis,  evidence supporting the amounts and disclosures in the  consolidated  financial  statements.  An audit also includes  assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall  consolidated  financial  statement  presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated  financial statements referred to above present fairly,  in all material  respects,  the financial  position of Medix Resources,
Inc. as of December 31, 2001 and 2000,  and the results of their  operations and their cash flows for each of the years in the three year period  ended  December
31, 2001 in conformity  with  accounting  principles  generally  accepted in the
United States of America.

The accompanying  consolidated  financial statements have been prepared assuming the Company  will  continue as a going  concern.  As  discussed in Note 2 to the consolidated financial statements,  the Company has experienced recurring losses and has a working  capital  deficit  which  raise  substantial  doubt  about its ability to continue  as a going  concern.  Management's  plans  regarding  those matters also are described in Note 2. The consolidated  financial  statements do not  include  any  adjustments  that  might  result  from  the  outcome  of this uncertainty.

                                                Ehrhardt Keefe Steiner & Hottman PC

March 19, 2002
Denver, Colorado

                               MEDIX RESOURCES, INC.

                            Consolidated Balance Sheets

                                                                 December 31,
                                                         ---------------------------
                                                              2001             2000
                                                         -------------    --------------
                                      Assets

Current assets
   Cash                                                  $       8,000     $   1,007,000
   Accounts receivable, net                                          -            49,000
   Prepaid expenses and other                                  344,000           225,000
                                                         -------------    --------------
     Total current assets                                      352,000         1,281,000
                                                         -------------    --------------

Non-current assets
   Software development costs, net                             649,000           371,000
   Property and equipment, net                                 365,000           418,000
   Intangible assets, net                                    1,735,000         3,019,000
                                                         -------------    --------------
     Total non-current assets                                2,749,000         3,808,000
                                                         -------------    --------------

Total assets                                             $   3,101,000     $   5,089,000
                                                         =============    ==============

                       Liabilities and Stockholders' Equity

Current liabilities
   Notes payable                                         $     158,000     $     137,000
   Accounts payable                                            851,000           159,000
   Accounts payable - related parties                          166,000                -
   Accrued expenses                                            450,000           391,000
   Accrued payroll taxes, interest and penalties               131,000           200,000
                                                         -------------    --------------
     Total current liabilities                               1,756,000           887,000
                                                         -------------    --------------

Commitments and contingencies

Stockholders' equity
   1996 Preferred stock, 10% cumulative convertible, $1
    par value 488 shares authorized, 155 issued, 1
    share outstanding, liquidation preference $17,000               -                 -
   1997 convertible preferred stock, $1 par value 300
    shares authorized 167.15 shares issued, zero shares
    outstanding                                                     -                 -
   1999 Series A convertible preferred stock, $1 par
    value, 300 shares authorized, 300 shares issued,
    zero shares outstanding                                         -                 -
   1999 Series B convertible preferred stock, $1 par
    value, 2,000 shares authorized, 1,832 shares
    issued, 50 shares outstanding, liquidation
    preference $50,000                                              -                 -
   1999 Series C convertible stock, $1 par value, 2,000
    shares authorized, 1,995 shares issued, 375 and 875
    shares outstanding as of December 31, 2001 and
    2000, respectively, liquidation preference $375,000
    and $875,000                                                    -              1,000
   Common stock, $.001 par value, 100,000,000 shares
    authorized, 56,651,409 and 46,317,022 issued and
    outstanding, respectively                                   56,000            46,000
   Dividends payable with common stock                           7,000             5,000
   Additional paid-in capital                               35,341,000        27,573,000
   Accumulated deficit                                    (34,059,000)       (23,423,000)
                                                         -------------    --------------
     Total stockholders' equity                              1,345,000         4,202,000
                                                         -------------    --------------

Total liabilities and stockholders' equity               $   3,101,000     $   5,089,000
                                                         =============    ==============

                 See notes to consolidated financial statements.

                       Consolidated Statements of Operations

                                                      For the Years Ended
                                                         December 31,
                                          -------------------------------------------
                                               2001           2000          1999
                                          -------------- ------------- --------------

Sales
   Revenues                               $      29,000  $     326,000  $      24,000
                                          -------------- ------------- --------------
                                                 29,000        326,000         24,000
                                          -------------- ------------- --------------

Cost of goods sold
   Direct costs of services                     213,000        180,000          2,000
                                          -------------- ------------- --------------
     Total cost of goods sold                   213,000        180,000          2,000
                                          -------------- ------------- --------------

Gross (loss) profit                           (184,000)        146,000         22,000
                                          -------------- ------------- --------------

Operating expenses
   Software research and development
    costs                                     1,075,000        685,000        596,000
   Selling, general and administrative
    expenses                                  5,746,000      5,925,000      3,777,000
   Impairment of intangible assets            1,111,000             -              -
                                          -------------- -------------  -------------
     Total operating expenses                 7,932,000      6,610,000      4,373,000
                                          -------------- ------------- --------------

Other income (expense)
   Other income                                  12,000        163,000          7,000
   Interest expense                            (104,000)       (43,000)      (204,000)
   Financing costs                           (2,428,000)            -              -
                                          -------------- -------------  -------------
                                             (2,520,000)       120,000       (197,000)
                                          -------------- ------------- --------------
Loss from continuing operations            (10,636,000)    (6,344,000)    (4,548,000)
                                          -------------- ------------- --------------
Discontinued operations
   Discontinued operations                           -         929,000       (299,000)
                                          -------------- ------------- --------------
                                                     -         929,000       (299,000)
                                          -------------- ------------- --------------

Net loss                                   (10,636,000)    (5,415,000)     (4,847,000)

Preferred stock dividends                            -         (1,000)     (2,212,000)
                                          -------------- ------------- --------------

Net loss available to common Stockholders $(10,636,000)  $ (5,416,000)   $ (7,059,000)
                                          ============== ============= ==============

Basic and diluted weighted average
 common shares outstanding                   50,740,356     41,445,345     23,384,737
                                          ============== ============= ==============

Basic and diluted (loss) per common share
 - continuing operations                  $      (0.21)  $      (0.15)   $      (0.29)

Basic and diluted income (loss) per
 common share - discontinued operations             -            0.02          (0.01)
                                          -------------- ------------- --------------

Basic and diluted loss per common share   $      (0.21)  $      (0.13)   $      (0.30)
                                          ============== ============= ==============

                  See notes to consolidated financial statements.

             Consolidated Statement of Changes in Stockholders' Equity
               For the Years Ended December 31, 2001, 2000 and 1999

                                                                        1999 Series A        1999 Series B        1999 Series C                                            Dividend                      Total
                         1996 Preferred Stock  1997 Preferred Stock    Preferred Stock      Preferred Stock      Preferred Stock         Common Stock        Additional     Payable                   Stockholders'
                         --------------------  --------------------   ------------------  -------------------   -----------------    ---------------------    Paid-in     with Common   Accumulated      Equity
                           Shares     Amount     Shares     Amount     Shares    Amount    Shares    Amount      Shares    Amount      Shares     Amount      Capital        Stock        Deficit       (Deficit)
                         ---------  ---------   --------  ---------   -------- ---------  --------- ---------   -------- ---------   ----------- ---------  ------------  -----------   ------------  --------------

Balance - December 31,
1998                          8.00  $      -       19.50  $      -          -  $      -   $      -  $      -    $     -   $     -     21,500,724 $  22,000  $ 12,882,000$      39,000   $(13,161,000)   $    (218,000)

Issuance of warrants
  with convertible note
  payable                       -          -          -          -          -         -          -         -          -         -             -         -        238,000           -              -           238,000

1999 preferred stock
  issuances (net of
  $15,500 of offering
  costs)                        -          -          -          -         300        -       1,832     2,000      1,995     2,000            -         -      4,108,000           -              -         4,112,000

Preferred stock
  conversions                (4.50)        -      (14.50)        -        (115)       -      (1,015)   (1,000)        -         -      3,161,342     3,000        10,000      (12,000)            -                -

Repurchase of 1996
  preferred stock            (2.50)        -          -          -          -         -          -         -          -         -             -         -        (17,000)      (8,000)            -           (25,000)

Conversion of note
  payable into common
  stock                         -          -          -          -          -         -          -         -          -         -        200,000        -        100,000           -              -           100,000

Conversion of
  redemption payable
  into common stock             -          -          -          -          -         -          -         -          -         -      2,115,241     2,000       633,000           -              -           635,000

Exercise of warrants            -          -          -          -          -         -          -         -          -         -        400,000        -        123,000           -              -           123,000

Exercise of stock
  options                       -          -          -          -          -         -          -         -          -         -        256,384        -         27,000           -              -            27,000

Stock issued for
  services                      -          -          -          -          -         -          -         -          -         -          9,000        -          5,000           -              -             5,000

Stock options and
  warrants issued for
  services                      -          -          -          -          -         -          -         -          -         -             -         -      2,226,000           -              -         2,226,000

Net loss                        -          -          -          -          -         -          -         -          -         -             -         -             -            -      (4,847,000)      (4,847,000)

Dividends declared              -          -          -          -          -         -          -         -          -         -             -         -         (6,000)       6,000             -                -
                         ---------  ---------  ---------  ---------  --------- ---------  --------- ---------  ---------  --------   ----------- ---------   -----------   ----------    -----------    -------------

Balance - December 31,
1999                          1.00         -        5.00         -         185        -         817    1,000       1,995     2,000    27,642,691    27,000    20,329,000       25,000    (18,008,000)       2,376,000

Conversion of note
  payable into common
  stock                         -          -          -          -          -         -          -         -          -         -        800,000     1,000       399,000           -              -           400,000

Warrants issued in
  settlement                    -          -          -          -          -         -          -         -          -         -             -         -        238,000           -              -           238,000

Common stock issued in
  connection with ADC
  merger                        -          -          -          -          -         -          -         -          -         -         60,400        -        374,000           -              -           374,000

Preferred stock
  conversions                   -          -       (5.00)        -        (185)       -        (767)   (1,000)    (1,120)   (1,000)    4,564,000     5,000        18,000      (21,000)            -                -

Exercise of warrants            -          -          -          -          -         -          -         -          -         -      9,352,620     9,000     4,585,000           -              -         4,594,000

Exercise of stock
  options                       -          -          -          -          -         -          -         -          -         -      4,039,734     4,000     1,493,000           -              -         1,497,000

Stock options and
  warrants issued for
  services                      -          -          -          -          -         -          -         -          -         -             -         -        138,000           -              -           138,000

Cancellation of shares
  issued in error               -          -          -          -          -         -          -         -          -         -       (142,423)       -             -            -              -                -

Net loss                        -          -          -          -          -         -          -         -          -         -             -         -             -            -      (5,415,000)      (5,415,000)

Dividends declared              -          -          -          -          -         -          -         -          -         -             -         -         (1,000)       1,000             -                -
                         ---------  ---------  ---------  ---------  --------- ---------  --------- ---------  ---------  --------   ----------- ---------  ------------   ----------    -----------    -------------

Balance - December 31,
2000                          1.00         -          -          -          -         -          50        -         875  $  1,000    46,317,022 $  46,000  $ 27,573,000$       5,000   $(23,423,000)     $ 4,202,000

Exercise of options and
  warrants                      -          -          -          -          -         -          -         -          -         -      1,462,642     1,000       368,000           -              -           369,000

Warrants and in the
  money conversion
  feature issued with
  convertible note
  payable                       -          -          -          -          -         -          -         -          -         -             -         -        581,000           -              -           581,000

Stock issued on
  conversion of note
  payable                       -          -          -          -          -         -          -         -          -         -      2,618,066     3,000     2,823,000           -              -         2,826,000

Stock and warrants
  issued in private
  placement                     -          -          -          -          -         -          -         -          -         -      1,872,308     2,000     2,061,000           -              -         2,063,000

Preferred stock
  conversions                   -          -          -          -          -         -          -         -        (500)   (1,000)    1,000,000     1,000            -            -              -                -

Stock issued with
  equity line                   -          -          -          -          -         -          -         -          -         -      3,291,369     3,000     1,507,000           -              -         1,510,000

Stock issued in legal
  settlements                   -          -          -          -          -         -          -         -          -         -         90,000        -        285,000           -              -           285,000

Stock options and
  warrants issued for
  services                      -          -          -          -          -         -          -         -          -         -             -         -        145,000           -              -           145,000

Net loss                        -          -          -          -          -         -          -         -          -         -             -         -             -            -     (10,636,000)     (10,636,000)

Dividends declared              -          -          -          -          -         -          -         -          -         -             -         -         (2,000)       2,000             -                -
                         ---------  ---------  ---------  ---------  --------- ---------  --------- ---------  ---------  --------   ----------- ---------  ------------   ----------    -----------    -------------

Balance - December 31,
2001                          1.00  $      -          -   $      -          -  $      -          50 $      -         375  $     -     56,651,407 $  56,000  $ 35,341,000   $    7,000   $(34,059,000)     $ 1,345,000
                         =========  =========  =========  =========  ========= =========  ========= =========  =========  ========   =========== =========  ============   ==========   ============    =============

                       Consolidated Statements of Cash Flows

                                                      For the Years Ended
                                                          December 31,
                                          -------------------------------------------
                                               2001           2000          1999
                                          -------------   ------------  -------------
Cash flows from operating activities
  Net loss                                $ (10,636,000)  $ (5,415,000) $  (4,847,000)
                                          -------------   ------------  -------------
  Adjustments to reconcile net loss to
   net cash used in operating activities
   Depreciation and amortization                488,000        426,000        243,000
   Impairment of intangible assets            1,111,000             -              -
   Financing costs                            2,428,000             -         238,000
   Common stock, options and warrants
     issued for settlements                     149,000             -              -
   Common stock, options and warrants
     issued for services                        145,000        376,000      2,231,000
   Discontinued operations                           -              -         299,000
   Gain on sale of staffing business                 -      (1,102,000)            -
   Change in net assets of discontinued
     operations                                      -         857,000     (1,243,000)
   Changes in assets and liabilities
     Accounts receivable, net                    49,000        (29,000)     2,046,000
     Prepaid expenses and other                (119,000)       (49,000)         5,000
     Accounts payable and accrued
      liabilities                               988,000       (237,000)    (2,141,000)
     Checks written in excess of bank
      balance                                        -              -         (72,000)
                                          -------------   ------------   ------------
                                              5,239,000        242,000      1,606,000
                                          -------------   ------------   ------------
      Net cash used in operating
       activities                            (5,397,000)    (5,173,000)    (3,241,000)
                                          -------------   ------------   ------------

Cash flows from investing activities
  Proceeds from sale of divisions                    -         500,000             -
  Software development costs incurred          (434,000)      (495,000)            -
  Purchase of property and equipment            (70,000)      (400,000)       (72,000)
  Purchase of software license                       -        (720,000)            -
  Proceeds from notes receivable                     -         500,000        563,000
  Business acquisition costs, net of
   cash acquired                                     -         (94,000)            -
                                          -------------   ------------   ------------
      Net cash (used in) provided by
       investing activities                    (504,000)      (709,000)       491,000
                                          -------------   ------------   ------------

Cash flows from financing activities
  Proceeds from issuance of debt and
   notes payable                              1,824,000        178,000        500,000
  Advances under financing agreement                 -              -      11,272,000
  Payments under financing agreement                 -        (484,000)   (11,781,000)
  Principal payments on debt and notes
   payable                                     (303,000)      (125,000)      (289,000)
  Issuance of preferred and common
   stock, net of offering costs               3,012,000             -       4,112,000
  Proceeds from the exercise of options
   and warrants                                 369,000      6,091,000        150,000
  Repurchase of preferred stock                      -              -         (25,000)
                                          -------------   ------------   ------------
      Net cash provided by financing
       activities                             4,902,000      5,660,000      3,939,000
                                          -------------   ------------   ------------

Net (decrease) increase in cash                (999,000)      (222,000)     1,189,000

Cash - beginning of year                      1,007,000      1,229,000         40,000
                                          -------------   ------------   ------------

Cash - end of year                        $       8,000   $  1,007,000   $  1,229,000
                                          =============   ============   ============

Supplemental disclosure of cash flow information:

Cash paid for:                      Interest
                                  ------------

    2001                          $     42,000
    2000                          $     21,000
    1999                          $    324,000

Supplemental disclosure of non-cash activity:
      Dividends  declared  payable in common stock were  $2,000,  $1,000 and $6,000 for December 31, 2001, 2000 and 1999, respectively.

      During 2001,  500 shares of the series C preferred  stock was converted  into
      1,000,000 shares of common stock.

      During 2001,  $1,500,000  note payable  advances under a credit  facility and
      $40,000 of accrued  interest  were  converted  and  redeemed  into  2,618,066 shares of common stock.

      During 2001,  the Company  issued  90,000 shares of common stock and warrants valued at $285,000 in  connection  with  settlement  of certain legal claims, of which  $137,000  was an  adjustment  to  goodwill  related to the  Cymedix acquisition.

      During 2001, the Company  issued options and warrants  valued at $145,000 for services provided.

      During  2001,  the  Company  issued  829,168  warrants  valued at $506,000 in connection  with a  convertible  note payable  credit  facility.  The Company also recorded  $75,000 for the value of the in-the-money  conversion  feature on the debt.

      During 2001,  shares issued in private placements in connection with its note payable credit facility at below market prices resulted in financing costs of
      $448,000.

      During  2001,  shares  issued  for  conversions  and  redemptions  under  the convertible  notes payable  credit  facility at below market prices  resulted in financing costs of $1,286,000.

      During  2001,  the  Company  issued   warrants  in  connection  with  private
      placements of common stock in connection with its note payable credit facility valued at $415,000.

      During 2001,  the Company wrote off old payroll tax  liabilities  of $100,000 assumed in the Cymedix acquisition which reduced goodwill.

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

      During  2000,  the Company  converted a $400,000  note  payable  into 800,000 shares of common stock.

      During 1999, the  Company  issued a $500,000  convertible  note  payable with warrants  to purchase  common  stock,  of which  $100,000  of  principal  was converted  into  200,000  shares of common  stock.  The warrant was valued at
      $238,000 and recorded as additional interest expense.

      During 1999, the Company  converted  $635,000 of preferred  stock  redemption payable into 2,115,241 shares of common stock.

      During  1999,  4.50 units of the 1996  preferred  stock,  14.50  units of the
      1997 preferred  stock,  1,015 shares of the 1999 series A preferred  stock, and
      1,015 shares of the series B preferred stock were  converted  into  3,161,342 shares of common stock.

Note 1 - Description of Business and Summary of Significant Accounting Policies

Medix  Resources,  Inc. and  subsidiary  (the  Company),  main business  focus is a
suite  of  fully  secure,   patented  Internet   communication   software  for  the
healthcare  industry.   The  Company  divested  its  remaining  healthcare  related staffing businesses in February of 2000 (Note 3).

Principles of Consolidation

The accompanying  consolidated  financial  statements include the accounts of Medix
Resources,  Inc.  and its  subsidiary,  Cymedix  Lynx  Corporation  (Cymedix).  All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial  statements in conformity  with accounting  principles generally  accepted in the United  States of America  requires  management  to make
estimates  and  assumptions   that  affect  the  reported  amounts  of  assets  and
liabilities,  disclosures of contingent  assets and  liabilities at the date of the financial  statements and the reported  amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Concentrations of Credit Risk

The Company  grants  credit in the normal  course of business to  customers  in the
United States. The Company  periodically  performs credit analysis and monitors the financial condition of its customers to reduce credit risk.

Fair Value of Financial Instruments

The  carrying  amounts of  financial  instruments  including  accounts  receivable, notes  receivable,  accounts  payable and accrued expenses  approximate  their fair value as of December 31, 2001 and 2000 due to  the  relatively  short  maturity  of these instruments.

The  carrying  amounts of notes  payable  and debt  issued  approximate  their fair value as of December 31, 2001 and 2000 because interest rates on these  instruments approximate market interest rates.

Revenue Recognition

The Company  recognizes  revenue on its Internet  connectivity  solutions  software business as services are provided.

Income Taxes

The  Company   recognizes   deferred  tax  liabilities  and  assets  based  on  the
differences  between  the tax basis of assets and  liabilities  and their  reported amounts in the  financial  statements  that will  result in  taxable or  deductible amounts in future  years.  The Company's  temporary  differences  result  primarily from capitalized  software  development costs,  depreciation and amortization,  and net operating loss carryforwards.

Property and Equipment

Property and equipment is stated at cost.  Depreciation  is provided  utilizing the straight-line  method over the  estimated  useful lives for owned  assets,  ranging from 3 to 7 years.

Software Development Costs

The Company  applies the provisions of Statement of Position 98-1,  "Accounting for
Costs of Computer  Software  Developed for Internal Use". The Company  accounts for costs  incurred in the  development of computer  software as software  research and development  costs until the preliminary  project stage is completed.  Direct costs incurred  in the  development  of software  are  capitalized  once the  preliminary project  stage is  completed,  management  has committed to funding the project and completion  and use of the  software  for its intended  purpose are  probable.  The
Company  ceases  capitalization  of  development  costs once the  software has been substantially  completed  and is ready for its intended use.  Software  development costs  are  amortized  over  their  estimated  useful  lives of five  years.  Costs associated with upgrades and enhancements  that result in additional  functionality are capitalized.

Financing Costs

The  company   records  as  financing   costs  in  its   statement  of   operations
amortization  of  in-the-money  conversion  features on convertible  debt accounted for in  accordance  with  EITF  98-5 and  00-27,  amortization  of  discounts  from
warrants   issued   with  debt  securities  in  accordance  with  APB  No.  14  and amortization of discounts resulting  from  other  securities  issued in  connection with  debt  based  on  their relative fair values,  and any value  associated  with inducements to convert debt in accordance with FASB 84.

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

Reclassifications

Certain amounts in the 2000 and 1999  consolidated  financial  statements have been reclassified to conform to the 2001 presentation.

Advertising Costs

The Company expenses advertising costs as incurred.

Advertising  expenses were $23,000, $36,000 and $45,000 for the years ended December
31, 2001, 2000 and 1999.

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

For the  years  ended  December  31,  2001,  2000 and  1999  total  stock  options, warrants and  convertible  debt and preferred  stock of 14,693,254,  13,767,143 and
23,109,003,  were not  included  in the  computation  of  diluted  loss  per  share because  their  effect was  antidilutive,  however,  if the company were to achieve profitable operations in the future, they could potentially dilute such earnings.

Recently Issued Accounting Pronouncements

In July 2001,  the FASB issued SFAS Nos. 141 and 142 " Business  Combinations " and
" Goodwill  and other  Intangible  Assets ".  Statement  141  requires all business combinations  initiated  after June 30, 2001 to be accounted for using the purchase method.  Under the  guidance of  Statement  142,  goodwill is no longer  subject to amortization  over its estimated useful life.  Rather,  goodwill will be subject to at least an annual  assessment  for  impairment by applying a fair value base test.
Statement 142 is effective for financial  statement  dates  beginning after January
1, 2001.  Goodwill  will be tested for  impairment  at the time of adoption  and on an annual  basis.  As allowed  under  Statement  142, the Company will complete its goodwill  impairment  test  within the first six months of the  fiscal  year.  As a result of Statement  142, the Company will no longer be  recognizing  approximately
$155,000 in annual amortization expense related to goodwill.

In August  2001,  the FASB issued SFAS No. 143,  "Accounting  for Asset  Retirement
Obligations."  SFAS No. 143  requires  the fair value of a  liability  for an asset retirement  obligation  to be recognized in the period in which it is incurred if a reasonable  estimate of fair value can be made.  The  associated  asset  retirement costs are  capitalized  as part of the  carrying  amount of the  long-lived  asset.
SFAS No. 143 is  effective  for the Company for fiscal years  beginning  after June
15,  2002.  The  Company  believes  the  adoption  of this  statement  will have no material impact on its consolidated financial statements.

In October 2001,  the FASB issued SFAS No. 144,  "Accounting  for the Impairment or
Disposal  of  Long-Lived  Assets."  SFAS No. 144  requires  that  those  long-lived assets be  measured at the lower of  carrying  amount or fair  value,  less cost to sell,  whether  reported  in  continuing  operations  or  discontinued  operations.
Therefore,  discontinued  operations  will no longer be measured at net  realizable value or include  amounts for  operating  losses that have not yet  occurred.  SFAS
No. 144 is effective for  financial  statements  issued for fiscal years  beginning after December 15, 2001 and, generally, is to be applied prospectively.

Note 2 - Going Concern

The accompanying  financial  statements have been prepared on a going concern basis which  contemplates  the  realization  of assets and  liquidation of liabilities in the ordinary course of business.

Management's Plan for Continued Existence

The  Company  has  incurred  operating  losses  for the  past  several  years,  the majority  of which are  related  to the  development  of the  Company's  healthcare connectivity  technology and were fully  anticipated  by  management.  These losses have produced operating cash flow deficiencies, and negative working capital  which raise  substantial  doubt  about  its  ability  to  continue  as  a going  concern.
Management has secured an equity line of credit, as further  described  in  Note 8, and  management  is presently  in  discussions  regarding  alternative  sources  of additional  equity  capital,  which  would  enable  the Company to continue to fund operations until such time as revenues from the  Company's  internet  communication products  for  the  healthcare  industry  will  be  sufficient to fund  operations.
Management reports that progress continues with regard to new  strategic  alliances with  major  healthcare  organizations  as  well  as  in  advancing  the  Company's existing  alliances  from the "pilot program" stage toward the "production contract stage".

Note 3 - Discontinued Operations

In February  2000,  the Company  closed on the sale of the assets of its  remaining staffing  businesses  for  $1,000,000.  The purchase  price was paid with  $500,000
cash  at  closing  and  the  Company   receiving  a  $500,000   subordinated   note
receivable.  The note  provided  for  interest  at prime plus 1% and was due in May of 2001.  The note was repaid on December  29,  2000.  This sale was the final step of a plan  approved by the board of directors  in December  1999 for the Company to divest  itself of the  staffing  businesses  and focus its efforts on its  internet communication software products for the healthcare industry.

The  accompanying  financial  statements  reflect the results of  operations of the
remaining   staffing   businesses  as  a   discontinued   business   segment.   The
discontinued  results of  operations  include  those  direct  revenues and expenses
associated  with  running  the  remaining   staffing   businesses  as  well  as  an
allocation of corporate costs.

The  results  of  operations  of  the  Company's  discontinued  remaining  staffing businesses are as follows:

                                                             For the Years Ended
                                                                 December 31,
                                                         ---------------------------
                                                              2000          1999
                                                         ---------------------------

Revenue                                                  $   1,128,000  $ 10,812,000
Direct costs of services                                       927,000     8,472,000
                                                         ---------------------------
Gross margin                                                   201,000     2,340,000
                                                         ---------------------------
Selling, general and administrative                            219,000     2,193,000
Interest expense                                                18,000       446,000
Litigation settlement                                          137,000            -
                                                         ---------------------------

Net loss                                                 $    (173,000) $   (299,000)
                                                         ===========================

During the fourth  quarter  of 2000,  the  Company  wrote off  unrealizable  assets related to the  discontinued  operations in the amount of $43,000,  and $322,000 in remaining  related  liabilities.  The  net  write-off  of  assets  and  liabilities totaling $279,000,  less net assets acquired by the purchaser of $77,000,  has been recorded  as an  increase  of  $202,000  to  the  gain  from  the  disposal  of the remaining staffing businesses as of December 31, 2000.

During the first quarter of 2000,  the Company  reported the following  gain on the disposal of the assets of its remaining staffing businesses:

Sales price                                              $  1,000,000
Accounts receivable collection costs                         (100,000)
                                                         ------------
                                                              900,000
Net assets acquired, liabilities assumed and
liabilities written off                                       202,000
                                                         ------------
Gain on disposal of the remaining staffing businesses       1,102,000
Loss from operation of the remaining staffing
businesses through the disposal date                         (173,000)
                                                         ------------

Net gain on disposal of the remaining staffing
businesses                                               $    929,000
                                                         ============

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

Note 4 - Acquisition of Assets

On  March  1,  2000,  the  Company   purchased  the  assets  and  assumed   certain
liabilities of Automated  Design  Concepts,  Inc., an entity owned by a director of the Company,  for the issuance of 60,400  shares of common stock valued at $374,000 and a payment of  $100,000.  The Company  also  entered  into a two-year  lease for
$1,000 per month  expiring in February  2002.  Assets  purchased  include  cash and accounts receivable.

The purchase was accounted for under the purchase  method.  The purchase  price was allocated  to the  assets  purchased  and  liabilities  assumed  based  on the fair market values at the date of acquisition as follows:

Cash                                                     $      6,000
Accounts receivable                                            27,000
Goodwill                                                      487,000
Accounts payable                                              (41,000)
Accrued liabilities                                            (5,000)
                                                         ------------

                                                         $    474,000
                                                         ============

The  results  of  operations  have  been  reflected  from the  date of  acquisition forward.  The resulting goodwill is being amortized over 15 years.

During  the third  quarter  of 2001,  the  Company  discontinued  operation  of its
Automated  Design  Concepts  division to focus on its core  business  and as a cost saving  measure.  As a result,  $443,000 of  impairment  expense has been  included in  Consolidated  Statements  of Operations  for the year ended  December 31, 2001.
This amount  represents  the  unamortized  balance of the investment at the time of discontinuance.

The  following  table  summarizes  the  unaudited  pro forma results of the Company giving  effect to the  acquisition  as if it had  occurred on January 1, 2000.  The unaudited pro forma  information  is not  necessarily  indicative of the results of operations  of the Company had this  acquisition  occurred at the  beginning of the years presented, nor is it necessarily indicative of future results.

                                                             For the Years Ended
                                                                 December 31,
                                                         ---------------------------
                                                              2000          1999
                                                         ---------------------------

Sales                                                    $     440,000  $    569,000
                                                         ===========================

Net income (loss)                                        $  (5,408,000) $ (4,816,000)
                                                         ===========================

Loss per share                                           $       (0.13) $      (0.20)
                                                         ===========================

Note 5 - Balance Sheet Disclosures

Software development costs consist of the following:
                                                                 December 31,
                                                         ---------------------------
                                                              2001          2000
                                                         ---------------------------
Software development costs                               $     929,000 $     495,000
Less accumulated amortization                                 (280,000)     (124,000)
                                                         ---------------------------
                                                         $     649,000 $     371,000
                                                         ===========================

Annual  amortization  expense,  which is included in costs of services provided was
$156,000  and   $124,000   for  the  years  ended   December  31,  2001  and  2000,
respectively.

Property and equipment consists of the following:
                                                                 December 31,
                                                         ---------------------------
                                                              2001          2000
                                                         ---------------------------
Furniture and fixtures                                   $     103,000 $      91,000
Computer hardware and purchased software                       609,000       552,000
Leasehold improvements                                          29,000        28,000
                                                         ---------------------------
                                                               741,000       671,000
Less property, plant and equipment - accumulated
 depreciation                                                 (376,000)     (253,000)
                                                         ---------------------------
                                                         $     365,000 $     418,000
                                                         ===========================

Depreciation expense was $123,000, $97,000 and $86,000 for the years ended
December 31, 2001, 2000 and 1999, respectively.

Intangible assets consist of the following:
                                                                 December 31,
                                                         ---------------------------
                                                              2001          2000
                                                         ---------------------------
Goodwill acquired through Cymedix acquisition            $   2,369,000 $   2,332,000
Goodwill acquired through the Automated Design
 Concepts, Inc. acquisition                                         -        487,000
License agreement with ZirMed.com                                   -        720,000
                                                         ---------------------------
                                                             2,369,000     3,539,000
Less accumulated amortization                                 (634,000)     (520,000)
                                                         ---------------------------
                                                         $   1,735,000 $   3,019,000
                                                         ===========================

Amortization expense was $209,000, $205,000, and $157,000 for the years ended
December 31, 2001, 2000 and 1999, respectively.

During  the third  quarter  of 2001,  the  Company  discontinued  operation  of its
Automated  Design  Concepts,  division,  and terminated its license  agreement with
ZirMed.com.  As a result,  $1,111,000  of  impairment  expense has been included in the  Consolidated  Statements of Operations  for the year ended  December 31, 2001.
This amount  represents the  unamortized  balance of each investment at the time of discontinuance.

Accrued expenses consists of the following:
                                                                 December 31,
                                                         ---------------------------
                                                              2001          2000
                                                         ---------------------------
Accrued payroll and benefits                             $     294,000 $     310,000
Accrued professional fees                                       57,000        60,000
Accrued license fees                                            53,000            -
Other accrued expenses                                          29,000        21,000
Accrued interest                                                17,000            -
                                                         ---------------------------
                                                         $     450,000 $     391,000
                                                         ===========================

At various  times  during  2001,  the  Company  was  delinquent  with  payroll  tax deposits.  At December 31, 2001 and 2000,  $131,000 and $200,000,  respectively was accrued for  estimated  taxes,  interest and  penalties.  During 2001,  the Company wrote off $100,000 of previously  recorded accrued payroll tax liabilities  assumed in the Cymedix  acquisition  as management  determined the Company was over accrued and has recorded the write-off as an adjustment to previously recorded goodwill.

Note 6 - Long-Term Debt

Long-term debt consists of:
                                                                 December 31,
                                                         ---------------------------
                                                              2001          2000
                                                         ---------------------------
Notes  payable - finance  company,  interest  accrues at
 7%,  monthly  payments  of  principal  and  interest of
 $23,730 are payable through July 2002.                  $     140,000 $     115,000

Notes  payable - finance  company,  interest  accrues at
 7%,  monthly  payments  of  principal  and  interest of
 $1,417 are payable through October 2002.                       18,000        22,000
                                                         ---------------------------
                                                               158,000       137,000
      Less current portion                                    (158,000)     (137,000)
                                                         ---------------------------

                                                         $          -  $          -
                                                         ===========================

Convertible Promissory Note

In  October  1999,  the  Company  raised  approximately  $488,000  net of  expenses through the issuance of a $500,000  14%  Convertible  Promissory  Note and warrants to purchase  500,000  shares of the Company's  common stock at $.50 per share.  The
$500,000 in  principal  plus accrued  interest  was payable on June 28,  2000.  The note was  convertible  into the  Company's  common stock at a  conversion  price of
$.50 per  share,  for the first 90 days  outstanding,  and at the lower of $.50 per share or 80% of the lowest  closing bid price for the Common  Stock during the last five trading days prior to  conversion,  for the  remaining  life of the note.  The note was  secured  by the  intellectual  property  of the  Company's  wholly  owned subsidiary  Cymedix Lynx  Corporation.  The warrants were recorded as a discount on the debt valued at $238,000  using the  Black-Scholes  option  pricing  model using assumptions  of life of 3 years,  volatility  of 225%, no dividend  payment,  and a risk-free  rate of 5.5%.  The  discount  was fully  amortized at December 31, 1999, as the  remaining  debt of $400,000 at December 31, 1999,  was converted in January
2000 into 800,000 shares of common stock and the security interest released.

Convertible Note Payable Credit Facility

In December  2000, the Company  obtained a credit  facility under which it issued a convertible  promissory  note  and  common  stock  purchase  warrants.  The  credit facility  provided  that the Company could draw against this facility in increments as follows:  $750,000  upon  closing,  which  occurred  January 10, 2001;  $250,000 within 10 days of an effective  registration  statement,  which  occurred  February
13, 2001;  and $500,000  draws at the 60th day, 90th day and the 150th day from the effective  registration  statement.  These  advances  could  be  made  only  if the
Company's  common stock price  remained  above $1 for five  business  days prior to the draw.  During the draw down  periods,  the Company  drew  $1,500,000  under the convertible  note.  Advances under the convertible  note bear interest at an annual rate of 10% and provide for  semi-annual  payments on July 10, 2001 and January 10,
2002. All outstanding  balances under this  arrangement  were converted or redeemed during 2001 into common shares.  The note payable  balance was  convertible at $.90 per share for up to the  first  $750,000  and any  remaining  balance  at $1.00 per share.  The  initial  $750,000  draw on this  arrangement  has an imputed  discount recorded,  which was valued at $75,000 for the  "in-the-money"  conversion  feature of the first  advance.  In addition,  the  noteholder can force a redemption of the note or any  portion  thereof,  for  either  cash or  stock  at the  option  of the
Company,  but if for stock,  at a redemption  price of eighty (80%)  percent of the
Volume  Weighted  Market  Price (as  defined)  per common  share  during the twenty
Trading Days ending on the day of the notice delivered by the holder.

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

The Company has imputed  values for the 750,000 and 54,168  warrants  issued to the provider of the credit  facility  and the finders  using the  Black-Scholes  Option pricing  model.  The first  500,000  warrants  issued to the provider of the credit facility  were valued at $249,000  and have been  treated as a discount on the debt to be amortized  over its remaining  life. The related  54,168  warrants  issued to finders  which  have been  recorded  as debt  issue  costs and  amortized  over the remaining  life  of  the  debt.  In  connection  with  the  final  draw  under  the credit  facility in May,  the Company  issued  250,000  warrants to the provider of the credit  facility.  The 250,000  warrants  issued to the  provider of the credit facility  were valued at $209,000  using the  Black-Scholes  pricing model and have been treated as a discount on the debt to be  amortized  over its  remaining  life.
In connection  with the final draw under the credit  facility,  The Company  issued warrants  to  purchase  25,000  shares  issued to the  finders.  The  total  finder warrants  have  been  valued at  $48,000  using  the  Black-Scholes  option-pricing model,  and have been  treated as a discount on the debt to be  amortized  over its remaining  life.  The  values of all  warrants  issued  under  this  facility  were determined  using the following  assumptions;  lives of two years,  exercise prices of $1.75, volatility of 117%, no dividend payment and a risk-free rate of 5.5%.

During February 2001,  $100,000 of the convertible  note was converted into 111,111 shares of common  stock.  During the period April  through  September,  $900,000 of the  note was  redeemed.  These  redemptions  were  satisfied  by the  issuance  of
1,384,661  shares of common  stock.  During  October 2001,  the remaining  $500,000 convertible  note was  redeemed  by the  issuance  of  1,069,368  shares  of common stock.  During July 2001,  52,928  shares of common  stock was issued as payment of accrued  interest of $40,000  through  July 10,  2001.  As a result of  conversions and  redemptions at modified conversion prices  $1,286,000 of financing  costs were recorded  reflecting  the  intrinsic  value  of the share differences from issuable shares at the date the advances were received.

During  March  2001,  the  Company,  under an  amendment  to its  convertible  note payable credit facility,  received  $350,000 from the credit facility  provider for the  issuance  of  636,364  shares  of its  common  stock  as a  private  placement transaction.  As  a  part  of  this  common  stock  issuance,  the  Company  issued warrants to purchase  636,364  shares of common stock at $.80 per share with a term of two years from the date of issuance.  As a result of the warrant  issuance,  the
Company has recorded  financing  expense of $262,000 in the accompanying  financial
statements,   using  the  Black-Scholes  option-pricing  model.  The  company  also issued  warrants to purchase  63,636  shares of common stock at $.80 per share with a  term  of two  years  to two  finders  assisting  the  transaction.  The  finders warrants  have been valued at $40,000  using the  Black-Scholes  pricing  model and have been included as financing  costs in the  accompanying  financial  statements.
The  calculated  values were computed using the following  assumptions:  lives of 2 years,  exercise  prices of $.80,  volatility of 117%,  no dividend  payments and a risk free rate of 5.5%.

During the period May through December 2001, the Company received  $850,000,  under a second  amendment to the credit  facility,  for the issuance of 1,235,944  shares of its common stock, in additional  private  placement  transactions.  As a part of these common  stock  issuances,  the Company  issued  warrants to purchase  168,919 shares of common  stock at $1.00 per share  with a term of two years  from the date of issuance.  The Company has recorded  finanacing  expense of $113,000  related to
the  warrant  issuance  in  the  accompanying   financial  statements,   using  the
Black-Scholes  option-pricing  model. The calculated values were computed using the following  assumptions:  lives of 2 years,  exercise prices of $.80,  volatility of
117%, no dividend payments and a risk free rate of 5.5%.

As a result of shares issued under the private  placements at below market  prices, which  have been  treated as a  discount  on the debt  based on their  fair  market values at issuance, financing costs of $448,000 have been recorded.

Note 7 - Commitments and Contingencies

Operating Leases

The  Company  leases  office  facilities  in New York,  New  Jersey,  Colorado  and
California and various equipment under non-cancelable operating leases.

Rent expense for these leases was:

                       Year Ending December 31,
                       ------------------------

                                 2001                                  $     396,000
                                 2000                                  $     315,000
                                 1999                                  $     293,000

Future minimum lease payments under these leases are approximately as follows:

                       Year Ending December 31,
                       ------------------------
                                 2002                                  $     550,000
                                 2003                                        413,000
                                 2004                                        309,000
                                 2005                                         26,000
                                                                       -------------
                                                                       $   1,298,000
                                                                       =============

Litigation

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
International  Nursing  Services,  Inc.,  et al. On February 15, 2000,  the Company
agreed in principle to settle this claim. In connection  with the  settlement,  the
Company  issued a warrant  to  purchase  35,000 of the  Company's  common  stock at
$3.96 per share. The Company  recorded  expense of  approximately  $137,000 related to the  issuance  of the  warrant,  which  has  been  included  in the  results  of
discontinued   operations.   The  warrants  were  valued  using  the  Black-Scholes
pricing model,  using  assumptions of volatility of 273%, no dividend  payments and a risk free rate of 5.5%.

On November 12, 1999, an action was filed in California  Superior Court,  which has since been removed to the U. S. District  Court,  Central  District of  California,
against  Medix  Resources,  Inc.  and its wholly  owned  subsidiary,  Cymedix  Lynx
Corporation.  As of November 3, 2000, a settlement  agreement  was reached  between the  Company and the  plaintiff  whereby the  company  paid the  plaintiff  $66,000 cash,  and issued an option to purchase  50,000 of the  Company's  common  stock at
$.25 per share.  The Company  recorded  expense of  approximately  $102,000 related to the  issuance of the option.  The warrants  were valued using the  Black-Scholes pricing model,  using  assumptions of volatility of 273%, no dividend  payments and a risk free rate of 5.5%.

On June 1, 2000,  an action was filed in the District  Court of the City and County
of  Denver,  Colorado,   against  Medix  Resources,   Inc.,  and  its  wholly-owned
subsidiary,  Cymedix  Lynx  Corporation,  alleging  that a  predecessor  company of
Cymedix Lynx  Corporation  had promised to issue stock options to the plaintiff but had failed to honor  that  promise.  On June 15,  2001,  the matter was  settled by paying the  plaintiff  $35,000  and  issuing  to him 2 year  warrants  to  purchase
195,000  shares of the  Company's  common stock at $.50 per share.  The  settlement was  approved  by the  court on July 6,  2001.  The case  has been  dismissed  with prejudice.  The  warrants  issued in this  settlement  have been valued at $137,000 using the  Black-Scholes  pricing model,  using  assumptions of volatility of 132%, no dividend  payments and a risk-free  rate of 5.5%,  and have been  included as an increase to goodwill in the accompanying  financial  statements,  as a result of an unrecorded liability that existed at the time of the Cymedix merger.

On July 11,  2000,  an  action  was  filed in the  United  States  District  Court,
Southern  District of New York,  against Medix Resources,  Inc.,  alleging that the
Company  granted to plaintiff  the right to purchase  preferred  stock  convertible into the  Company's  common  stock and warrants to purchase  the  Company's  common stock in connection  with the Company's  private  financings  during 1999, and then failed to permit  plaintiff  to exercise  that right.  On May 2, 2001,  the Company agreed to settle the matter by paying  the  plaintiff  $20,000  and  issuing  him a three year warrant  (issued over a 18 month period) to purchase  137,500  shares of the Company's  common stock at $.50 per share.  The  settlement was approved by the
Court on May 3, 2001.  The case has been  dismissed  with  prejudice.  The warrants issued in this  settlement  have been  valued at  $64,000  using the  Black-Scholes pricing model, using assumptions of volatility of 132%, no dividend payments, and a risk-free rate of 5.5%, and have been included  as an  expense  in the Consolidated
Statement of Operations.

On September  27, 2000, an action was filed in the United  States  District  Court,
Eastern  District of New York,  against  Medix  Resources,  Inc.  alleging that the
Company  failed to properly and fully convert the Company's  convertible  preferred stock held by one of the  Plaintiffs,  and had failed to maintain the  registration for public sale with the  Securities and Exchange  Commission of shares  underlying warrants held by both  Plaintiffs.  The Company  settled the  litigation by issuing to one plaintiff  90,000 shares of the Company's  common stock,  valued at $51,000, and  extending  the exercise  period of the warrants of the other  plaintiff  until
December  31,  2003,  valued at  $33,000.  The shares and  warrants  issued in this settlement have been valued at $84,000 using the  Black-Scholes  pricing model, for the modification to the warrant,  using assumptions of a life of 2 years,  exercise price of $1.00,  volatility of 132%, no dividend  payments and a risk-free  rate of
5.5%,  and have been  included  as an  expense  in the  Consolidated  Statement  of
Operations.

On  August  7,  2001,  a former  officer  of the  Company  filed an  action  in the
District  Court of Arapahoe  County,  Colorado,  against the Company and its former
President  and CEO. The plaintiff  alleges (1) breach of an  employment  agreement, a stock option  agreement  and the related  stock  option plan,  (2) a duty of good faith  and  fair  dealing,  and (3)  violation  of the  Colorado  Wage  Claim  Act.
Plaintiff's  seeks  unspecified  damages to be determined at jury trail,  including interest,  punitive  damages,  plaintiff's  attorney  fees, and a 50% penalty under the Colorado  Wage Claim Act. The Company and its  co-defendants  have answered the plaintiff's  complaint,  denying  any  liability.  The  court set  discovery  to be completed  by July  31,  2002,  and the  trial  to  begin  on  September  9,  2002.
Management of the Company  intends to vigorously  defend this action,  and does not expect  any  resolution  of this  matter to have a material  adverse  effect on the
Company's  financial  condition or results of  operation.  Currently an estimate of possible  loss to the Company if  unsucessful  in defending  this action  cannot be made.

On December 17, 2001, Plantiff,  Vision Management  Consulting,  L.L.C., filed suit against us in the  Superior  Court of New  Jersey,  Law  Division  - Essex  County,
entitled Vision Managment Consulting,  L.L.C. v. Medix Resources,  Inc., Docket No.
ESX-L-11438-01.  The  complaint  alleges  breach of  contract,  unjust  enrichment, breach  of duty in good  faith and fair  dealing  and  misrepresentations  by us in connection with a negotiated settlement  agreement,  which had resulted from claims between the parties  arising out of the  termination of operations by our Automated
Design Concepts division earlier in 2001.  Plaintiff seeks  unspecified  damages to be proven at jury trial,  together with attorneys fees,  costs of suit and interest on  judgement,  as well  as  such  further  relief  as the  Court  deems  just  and equitable.  We have answered the plaintiff's  complaint,  denying any liability and setting  forth a  counterclaim  seeking  the award to us of our costs of  defending this  action  and  such  further  relief  as  the  Court  deems  just  and  proper.
Management  intends  to  vigorously  defend  this  action  and does not  expect any resolution  of this  matter to have a  material  adverse  effect  on the  Company's results of  operations or financial  condition.  The Court has appointed a mediator for the case to try to  facilitate a settlement  between the parties.  Currently an estimate of possible loss to the Company if  unsucessful  in defending  this action cannot be made.

Note 8 - Stockholders' Equity

On March 20, 2000, the Company authorized 2,500,000 shares of preferred stock.

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
Additionally,   the  Company  repurchased  from  another  holder  2.5  units  in  a negotiated  agreement for $25,000.  The Company has 1.0 remaining  unit of its 1996 preferred  stock  outstanding  at December 31, 2001 and 2000.  The  remaining  unit may be converted into the Company's  common stock  including  accrued  dividends at the lesser of $1.25 per common  share or 75% of the prior five day trading  average of the Company's common stock.

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

1999 Private Placement

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

The  second  private  placement  consisted  of 1,832  shares of Series B  preferred stock each with 2,000  warrants for $1,000 per unit,  which  raised total  proceeds of  $1,816,500  (net of  offering  costs of  $15,500).  The  Company  also issued a warrant to purchase  50,000  shares of common stock at $.50,  which  expires in May
2002,  for  services  rendered  in  connection  with  the  private  placement.  The warrants  included  with each unit entitle the holder to purchase  common shares at
$.50 per share,  expiring in October 1, 2003.  The  preferred  shares are currently convertible  into common shares at $.50 per common share  through  October 1, 2003.
During  1999,  1,015  shares  of  Series B  preferred  stock  were  converted  into
2,030,000  common  shares.  During  2000,  767 shares of Series B  preferred  stock were  converted  into  1,534,000  common  shares.  The warrants are callable by the
Company for $.01 upon thirty days  written  notice.  The Company has not called any of these warrants as of the date hereof.

The third private  placement  consisted of 1,995 shares of Series C preferred stock each with 4,000  warrants  for $1,000 per unit,  which  raised  total  proceeds  of
$1,995,000.  The  warrants,  included  with  each  unit,  entitled  the  holder  to purchase  common  shares  at $.50  per  share,  expiring  in  April  1,  2003.  The preferred  shares are  convertible  beginning  April 1, 2000 into common  shares at
$.50 per common share  through April 1, 2003.  During 2000,  1,120 shares of Series
C preferred  stock were converted into  2,240,000  common shares.  During 2001, 500 shares of Series C preferred  stock were converted into 1,000,000  shares of common stock.  After  April 1, 2000,  the  warrants  are  callable by the Company for $.01 upon  thirty  days  written  notice.  The  Company  has  not  called  any of  these warrants as of the date hereof.

Equity Line

The Company has entered  into an Equity Line of Credit  Agreement  dated as of June
12,  2001,  which  provides  that the Company can put to the  provider,  subject to certain  conditions,  the  purchase  of  common  stock  of the  Company  at  prices calculated  from a formula as defined in the agreement.  Under the  agreement,  the providers  of the Equity  Line of Credit have  committed  to advance to the Company funds in an  amount of up to  $10,000,000,  as  requested  by the  Company,  over a
24-month  period  in  return  for  common  stock  issued  by  the  Company  to  the providers.  The  principal  conditions  to any such  advance,  which may be waived, are as follows:

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

The Company will receive the amount  requested as an advance  within 10 days of its request,  subject to  satisfying  standard  closing  conditions.  The  issuance  of shares  of  common  stock to the  providers  in  connection  with the  equity  line financing  will be  exempt  from  registration  under  the  Securities  Act of 1933 pursuant  to  Section  4(2)  thereof.  The  Company  has  agreed  to  register  for immediate  re-sale the shares being  issued to the  providers of the Equity Line of
Credit  before any  drawdowns  may occur.  The  Company  has  registered  9,500,000 shares.  The related  Registration  Statement was declared  effective by the SEC on
August 6, 2001.  The  Company  has also  agreed  that its  executive  officers  and directors  will not sell any shares of its  common  stock  during  the ten  trading days following any advance request by the Company.

The Company will pay an aggregate  of 7% of each amount  advanced  under the equity line financing to two parties  affiliated  with the providers of the Equity Line of
Credit for their services  relating thereto.  In addition,  upon the effective date of this  Registration  Statement  registering the securities to be issued under the
Equity Line of Credit,  the Company  issued to those same two parties an  aggregate of 198,020  shares of common  stock,  and on  December  9, 2001 (180 days after the date  of the  Equity  Line of  Credit  Agreement)  the  Company  issued  to them an additional  344,827  shares of our common stock  shares.  In addition,  the Company has paid legal fees in an aggregate amount of  $15,000.

During the period August to December 2001,  the company  received  $1,510,000,  net of  commissions  and escrow fees from nine equity line  advances,  resulting in the issuance  of  2,748,522  shares of  common  stock.  The  542,847  shares  issued to finders in  connection  with the  equity  line,  described  above,  were  valued at
$407,000, additionally the incremental differences of shares issued at below market prices  on  the  line  totaled  $391,000,  both  of which have been  presented as a reduction to net proceeds from the advances received.

Accumulated Deficit

Of the  $34,059,000  cumulative  deficit at December  31, 2001 and  $23,423,000  at
December 31, 2000,  the  approximate  amount  relating to the Company's  technology
business  from  inception  is  $21,112,000  and   $10,631,000,   respectively.   In
addition,  a premium of $2,332,000  was paid upon the  acquisition  of Cymedix Lynx in 1998,  producing a total  investment  of  $23,544,000  at December  31, 2001 and
$12,963,000 at December 31,  2000 in the technology to date.

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

The following table presents the activity for options outstanding:

                                                                           Weighted
                                                Incentive  Non-qualified    Average
                                                  Stock        Stock       Exercise
                                                 Options      Options       Price
                                              ------------ ------------ ------------

Outstanding - December 31, 1998                  3,054,065    1,157,050 $       0.35
      Granted                                    5,050,000      662,500         0.31
      Forfeited/canceled                          (586,188)    (930,366)        0.41
      Exercised                                         -      (256,184)        2.78
                                              ------------ ------------ ------------

Outstanding - December 31, 1999                  7,517,877      633,000         0.32
      Granted                                    2,255,000      110,000         3.82
      Forfeited/canceled                           (10,000)           -         0.25
      Exercised                                 (3,900,235)    (139,499)        0.28
                                              ------------ ------------ ------------

Outstanding - December 31, 2000                  5,862,642      603,501         1.62
      Granted                                    2,289,000           -          0.71
      Forfeited/canceled                          (865,000)     (65,834)        3.03
      Exercised                                 (1,267,142)    (173,500)        0.25
                                              ------------ ------------ ------------

Outstanding - December 31, 2001                  6,019,500      364,167 $       1.40
                                              ============ ============ ============

The  following   table  presents  the   composition  of  options   outstanding  and
exercisable:

                           Options Outstanding                 Options Exercisable
                         -----------------------             -----------------------
Range of Exercise Prices    Number      Price*       Life*      Number      Price*
------------------------ ----------- ----------- ----------- ----------- -----------
      $.19 - .55           2,723,667 $      0.41        7.46   2,601,833 $      0.40
      $.60 - 1.88          2,365,000        0.76        0.54   1,943,750        0.73
      $2.25 - 4.97         1,295,000        4.67        6.45     800,000        4.56
                         ----------- ----------- ----------- ----------- -----------

Total - December 31,
2001                       6,383,667 $      1.40        4.69   5,345,583 $      1.14
                         =========== =========== =========== =========== ===========

*Price and Life reflect the weighted  average  exercise price and weighted  average remaining contractual life, respectively.

The  Company  has  issued  110,000  stock  options to  consultants  which have been valued at $79,000  and  recorded as  consulting  expense,  using the  Black-Scholes options  pricing  model.  The  assumptions  used include  lives ranging from 2 to 5 years,  exercise  prices  ranging  from  $0.67 to  $0.92,  volatility  of 132%,  no dividend payments and a risk free rate of 5.5%.

The Company has adopted the  disclosure-only  provisions  of Statement of Financial
Accounting   Standards  No.  123,   "Accounting  for   Stock-Based   Compensation."
Accordingly,  no  compensation  cost  has  been  recognized  for the  stock  option plans.  Had  compensation  cost for the Company's  option been determined  based on the fair value at the grant  date for  awards  consistent  with the  provisions  of
SFAS No.  123,  the  Corporation's  net loss and basic loss per common  share would have been changed to the pro forma amounts indicated below:

                                                      For the Years Ended
                                                          December 31,
                                          -----------------------------------------
                                               2001           2000          1999
                                          -------------- ------------- ------------

Net loss - as reported                    $(10,636,000)  $ (5,415,000) $ (4,847,000)
Net loss - pro forma                       (12,035,000)   (14,256,000)   (6,136,000)
Basic loss per common share - as reported        (0.21)         (0.13)        (0.30)
Basic loss per common share - pro forma          (0.24)         (0.34)        (0.36)

The fair value of each  option  grant is  estimated  on the date of grant using the
Black-Scholes    option-pricing   model   with   the   following   weighted-average
assumptions used:

                                                      For the Years Ended
                                                          December 31,
                                          ----------------------------------------
                                               2001           2000         1999
                                          -------------- ------------- -----------

Approximate risk free rate                    5.50%          5.50%         5.50%
Average expected life                        5 years       10 years      10 years
Dividend yield                                  0%            0%            0%
Volatility                                     132%          273%          225%

Estimated fair value of total options
granted                                     $1,399,000    $8,841,000    $1,289,000

Warrants

The  Company  has  an  obligation  to  issue  up to  7,000,000  warrants  under  an agreement  with  a  pharmacy  management  company  for  the  Company's  proprietary software to be  interfaced  with core medical  service  providers,  in which one of the  Company's  audit  committee  members  is  a  related  party  to  the  pharmacy
management  company.   The  agreement  provides  for  3,000,000  warrants  with  an exercise  price of $.30,  3,000,000  warrants with an exercise  price of $.50,  and
1,000,000  warrants  with an  exercise  price of $1.75 all  expiring  September  8,
2004.  The  warrants  to  be  issued  by  the  Company  are  granted  in  1,000,000
increments  based  on  certain   performance   criteria.   At  December  31,  1999,
1,000,000   of  the  warrants  had  been  granted  but  were  not  issued  yet.  In connection  with the  obligation  to  issue  the  1,000,000  warrants  earned,  the
Company  recorded  expense of  $1,364,000  valued  using the  Black-Scholes  option pricing  model,  with  assumptions  of 132%  volatility,  no  dividend  yield and a risk-free  rate of 5.5%.  No  warrants  were  granted  during  2000.  During  2001,
850,000  of the  warrants  had been  granted  but were not issued by  December  31,
2001.  In connection  with the  obligation  to issue the 850,000  warrants  earned, the Company  recorded  expense of $590,000  during the third quarter of 2001 valued
using  the   Black-Scholes   option  pricing  model,   with   assumptions  of  132%
volatility, no dividend yield and a risk-free rate of 5.5%.

At December  31,  2001,  the Company will have the  obligation  to grant  5,150,000 warrants under the agreement in the future if the  performance  criteria  specified are met.

The Company also issued and modified  warrant  terms in the  settlement  of certain litigation  (Note  7).  These  warrants  and  modifications  have  been  valued  at
$234,000 using the  Black-Scholes  option pricing model.  (See  assumptions used in
Note 7).

The following table presents the activity for warrants outstanding:

                                                                           Weighted
                                                                            Average
                                                            Number of      Exercise
                                                            Warrants         Price
                                                         ---------------------------

Outstanding - December 31, 1998                              3,463,954 $        1.81
      Issued                                                12,721,000          0.51
      Forfeited/canceled                                     (993,828)          4.84
      Exercised                                              (400,000)          0.31
                                                         ---------------------------

Outstanding - December 31, 1999                             14,791,126          0.53
      Issued                                                    35,000          3.96
      Forfeited/canceled                                      (32,506)          0.71
      Exercised                                            (9,352,620)          0.53
                                                         ---------------------------

Outstanding - December 31, 2000                              5,441,000          0.53
      Issued                                                 2,066,587          1.12
      Forfeited/canceled                                      (36,000)          0.80
      Exercised                                               (22,000)          0.19
                                                         ---------------------------

Outstanding - December 31, 2001                              7,449,587 $        0.69
                                                         ===========================

All of the  outstanding  warrants  are  exercisable  and  have a  weighted  average remaining contractual life of 2.31 years.

Note 9 - Income Taxes

As of December 31, 2000,  the Company has net  operating  loss (NOL)  carryforwards of  approximately  $21,800,000,  which expire in the years 2000 through  2021.  The utilization of the NOL  carryforward  is limited to $469,000 on an annual basis for net operating  loss  carryforwards  generated  prior to September  1996,  due to an effective  change  in  control,  which  occurred  as a result  of the 1996  private placement.  As a result of the  significant  sale of  securities  during 1999,  the
Company's net operating loss  carryforwards  will be further  limited in the future to an annual  amount of  $231,000  due to those  changes in  control.  The  Company
also  has  a  deferred  tax  liability  of   approximately   $221,000   related  to
capitalized   software   development   costs.  The  Company  has  concluded  it  is
currently  more  likely  than not that it will not  realize  its net  deferred  tax asset and  accordingly  has  established  a valuation  allowance  of  approximately
$7,400,000  and  $5,000,000,  respectively.  The change in the valuation  allowance for 2001 and 2000 was approximately $2,413,000 and $1,668,000, respectively.

Note 10 - Employee Benefit Plan

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

The  Company's  matching  contributions  vest to the  participant  according to the following vesting schedule:

                           Years of Service
                           ----------------
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

Note 11 - Related Party Transactions

Prior to being  elected  to the  board  of  directors  of the  Company  in 1999,  a company  affiliated  with one of the Company's  directors,  entered into agreements with us to provide  executive  search  services and sales and marketing  service to
us. In  connection  with those  agreements,  the Company  issued a 3-year option to acquire up to 25,000 shares of the Company's  common stock at an exercise  price of
$.55 per share.  An expense of  approximately  $13,000  related to the  issuance of the option  was  recorded.  The  Company  paid the  related  company  approximately
$51,000  and  $152,000  during  2001  and  2000,  respectively.  The  Company  also entered into an agreement  with the  affiliated  company for rental  space,  use of clerical  employees  and to pay a portion  of utility  and  telephone  costs.  Rent expense for 2001 and 2000 was approximately $111,000 and $93,000, respectively.

During  2000,  the  Company  paid two  companies  affiliated  with  another  of the
Company's  directors  $118,000 for services and related expenses and  approximately
$66,000 for software  development  and web-site  hosting and  development  services and purchase of computer  equipment.  The Company also  acquired a business  from a director of the Company for $474,000 in 2000 (Note 4).

The Company  also has an  obligation  to issue  warrants  to a pharmacy  management company in which a member of the  Company's  audit  committee  is a related  party, if certain performance criterion are met in the future (Note 7).

The Company has a  consulting  agreement  with one of the  Company's  directors  to assist with  marketing  of the  Company's  products.  The Company paid the director
$0 and $52,000 for such consulting services in 2001 and 2000, respectively.

During July 2001,  the Company  received  $136,000 as a short- term  advance from a related  party,  $50,000 of which was repaid  during  August  2001.  An  additional
$30,000  and  $50,000 was  advanced  to the  company by the  related  party  during
September  and  December  2001,  leaving  an  outstanding  balance of  $166,000  at
December 31, 2001.  The entire amount was repaid during February 2002.

Note 12 - Subsequent Events

The Company  entered  into a secured  convertible  loan  agreement  with a Company, dated February 19, 2002,  pursuant to which we borrowed  $1,000,000  from WellPoint
Health  Networks  Inc.  The loan  becomes  payable on  February  19,  2003,  if not converted  into our common  stock.  The loan earns  annual  interest  at a floating rate of 300 basis  points over prime,  as it is adjusted  from time to time,  which is also  payable at maturity  and may be converted  into common  stock.  Conversion into common  stock is at the option of either  WellPoint  or Medix at a  contingent conversion  price.  The  conversion  price will be either (i) at the price at which additional  shares are sold to other private  placement  investors if Medix obtains written  commitments  for at least an additional  $4,000,000 of equity by the close of business on September 30, 2002,  from persons not  affiliates of WellPoint,  and if such  sales are  closed  by the  maturity  date of the loan,  or (ii) at a price equal to 80% of the  then-current  Fair Market Value (as defined below) if Medix is unable to obtain a written  commitment for the additional  equity investment by the close of business on September  30, 2002 or close the sales by the  maturity  date.
For this purpose,  "Fair Market Value" shall be the average  closing price of Medix common  stock for the  twenty  trading  days  ending on the day prior to the day of
the   conversion.   The  Company  will  be  required  to  record   financing  costs
during the first quarter of 2002 associated  with this loan  agreement  as a result of  the  in-the-money  conversion  feature  totalling  approximately  $70,000.  The
loan   is  secured  by   the   grant  of  a  security  interest   in   all  Medix's
intellectual  property, including its patent,  copyrights  and  trademarks.   While
Medix can cure a default in the repayment of the loan at the fixed   maturity  date
by  the  forced  conversion  of  the  loan  into its common stock, a cross default, breach of  representation  or warranty,  and bankruptcy or similar event of default will trigger the  foreclosure provision of the security agreement.

Note 13 - Summarized Quarterly Results (Unaudited)

The following table presents  unaudited  operating  results for each quarter within the two most recent years.  The Company  believes  that all  necessary  adjustments consisting  only  of  normal  recurring  adjustments,  have  been  included  in the amounts  stated below to present fairly the following  quarterly  results when read in  conjunction  with the  financial  statements.  Results  of  operations  for any particular  quarter are not  necessarily  indicative of results of operations for a full fiscal year.

                                           First        Second          Third           Fourth
                                        Quarter (4)     Quarter      Quarter (2)    Quarter (3),(5)
                                        -----------   -----------   -----------     ---------------
December 31, 2000
   Revenues                             $    64,000   $   126,000   $   104,000      $    32,000
   Operating expenses                     1,054,000     2,011,000     1,455,000        2,090,000
   Gross profit (loss)                       61,000       106,000        31,000          (52,000)
   Loss from continuing operations         (981,000)   (1,849,000)   (1,380,000)      (2,134,000)
   Gain   (loss)   from    discontinued
    operations                              650,000            -             -           279,000
   Net income (loss)                       (331,000)   (1,849,000)   (1,380,000)      (1,855,000)
   Basic earnings (loss) per share (1)        (0.01)        (0.04)        (0.03)           (0.02)
   Diluted earnings (loss) per share (1)      (0.01)        (0.04)        (0.03)           (0.02)

December 31, 2001
   Revenues                             $    30,000   $        -    $        -       $    (1,000)
   Operating expenses                     2,190,000     1,427,000     3,053,000        1,261,000
   Gross profit (loss)                       25,000       (28,000)       (5,000)        (176,000)
   Loss from continuing operations       (2,259,000)   (1,635,000)   (3,183,000)      (2,912,000)
   Net income (loss)                     (2,259,000)   (1,635,000)   (3,183,000)      (2,912,000)
   Basic earnings (loss) per share (1)        (0.05)        (0.03)        (0.06)           (0.07)
   Diluted earnings (loss) per share (1)      (0.05)        (0.03)        (0.06)           (0.07)

(1)  Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding.  Therefore,  the sum of the  quarterly  net earnings per share  amounts may not equal the annual amounts reported.

(2)  Included in third  quarter 2001 operating expense is $1,111,000 of expenses related to the impairment of intangible assets. (Note 4)

(3)  Included in fourth  quarter 2001 operating loss is  $1,022,000 in financing costs. (Notes 6 and 8)

(4)  During  the first quarter of 2000, the Company closed on the sale of assets of  its  remaining  staffing  business  and  discontinued these operations.
     (Note 3)

(5)  During  the  fourth  quarter  of  2000, the  Company wrote off unrealizable assets  related to the  discontinued  operations,  and  adjusted  remaining liabilities settled for less than recorded amounts. (Note 3)