Form 10-K/A
period 2001-12-31
MEDIX RESOURCES INC
filed 2002-04-05
CIK 890784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A
                                 Amendment No.1

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

                      Documents incorporated by reference:
                                      None

     Medix Resources, Inc. hereby amends Item 11 of its Form 10-K filed with the
Commission on April 1, 2002, solely to completely restate the material under the heading "Comparison of Cumulative Total Returns." This restatement is being made due to the fact that,  as  originally  filed,  the  Company  inadvertently  used erroneous data points for the American Stock Exchange index used for comparative purposes. No other changes in the Form 10-K have been made.

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

                                                                     Long-Term
                                                                   Compensation
                                                                   -----------
                                      Annual                        Securities
                                   Compensation                     Underlying
Name and Principal   Fiscal    -------------------                   Options
    Position          Year     Salary        Bonus      Other(1)     (Shares)
-----------------  ---------   -------------------   ------------ ------------

John R. Prufeta       2001    $114,000         0                      425,000
President and CEO     2000    $120,000         0                      600,000
                      1999    $171,000(2)      0                      925,000

Louis E. Hyman,       2001    156,625(3)       0                      250,000
Executive Vice
President and
Chief Technology
Officer

Patricia A.                   $197,000         0                      175,000
Minicucci             2001    $163,846         0                      400,000
Executive Vice
President for         2000
Operations

Gary L. Smith,        2001    $197,000         0                      175,000
Executive Vice        2000    $  2,430         0                      250,000
President and
Chief Financial
Officer

Brian R. Ellacott     2001    $165,000         0                      175,000
Senior Vice           2000    $125,769                                150,000
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

                      Number
                        of
                      Shares         Percentage
                        of              of
                      Common           Total
                       Stock          Options                       Valuation
                    Underlying        Granted                         under
                      Options           to                            Black-
                      Granted        Employees                        Scholes
                         in             in      Exercise  Expiration  Pricing
      Name              2001           2001       Price     Date      Method(1)
-----------------  ------------- ------------- ---------- ---------- ----------

John R. Prufeta        400,00         21.2%       $.62     4/17/06    $217,755
                       25,000          1.3%       $.60     3/23/06    $ 13,171
Louis E. Hyman         230,000        12.2%       $.61     5/14/06    $123,190
                       20,000          1.1%       $.70     3/03/03    $ 15,580
Patricia A.            150,000         7.9%       $.61     5/14/06    $ 80,341
Minicucci              25,000          1.3%       $.60     3/23/06    $ 13,171
Gary L. Smith          150,000         7.9%       $.61     5/14/06    $ 80,341
                       25,000          1.3%       $.60     3/23/06    $ 13,171
Brian R. Ellacott      150,000         7.9%       $.61     5/14/06    $ 80,341
                       25,000          1.3%       $.60     3/23/06    $ 13,171

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

                      Options Exercised and Year-End Values in Fiscal 2001
               ------------------------------------------------------------------

                                              Number of Shares          Value of Unexercised
                                          Underlying Unexercised        In-the-Money Options
                                            Options at Year-End             at Year-End(1)
                  Shares      Value    -----------------------------   --------------------------
      Name       Exercised  Realized    Exercisable   Unexercisable    Exercisable  Unexercisable
--------------- ----------  --------   ------------   --------------   -----------  -------------

John R. Prufeta     0         0         1,450,000(2)     500,000        $258,250    $80,000
Louis E. Hyman      0         0           112,500        137,500        $  8,325    $12,375
Patricia A.         0         0           575,000              0        $ 16,000    $     0
Minicucci
Gary L. Smith       0         0           325,000        100,000        $ 16,000    $     0
Louis E. Hyman      0         0           112,500        137,500        $  8,325    $12,375
Brian R.            0         0           312,500         12,500        $ 16,000    $     0
Ellacott
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

Comparison of Cumulative Total Returns

     The following  graph and data point tables  compare the  performance of the
Company's common stock with the performance of the AMEX-U.S. Index, as adjusted, and as provided by the American Stock Exchange and a Custom  Composite  Index (4
stocks) over the five year period  extending  through the end of 2001. The graph and tabular  information  assume that $100 was  invested on December 31, 1996 in the Company's common stock, the AMEX-U.S.  Index and the Custom Composite Index, with any dividends being reinvested. The Company has provided this graph and the tabular  information using publicly available  information that it has no reason to believe is not accurate.  However,  the Company takes no  responsibility  for such information.

     The Custom Composite Index includes Cybear, AllScripts, WebMD and ProxyMed, companies  that the Company  believes are its peers and that are involved in the same or similar lines of business.  The Company believes that this peer group is a better comparison than broader indices which are publicly available.  Data for
Cybear, AllScripts and WebMD were not available for periods prior to 1999.

      Based on the reinvestment of $100 beginning December 31, 1996

              12/31/1996   12/31/1997   12/31/1998    12/31/1999   12/31/2000   12/31/2001

Medix           $  100       $   23       $    9        $  288       $  100       $   65
Resources,
Inc. (1)
AMEX U.S.       $  100       $  125       $  134        $  177       $  166       $  151
Index
Custom          $  100       $   98       $  165        $  138       $   16       $   20
Composite
Index

(1)  Medix acquired its Cymedix Internet software and services business in January of before then it operated only a medical temporary staffing businesses.  It did not

                                     SIGNATURE

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this Form 10-K/A to be signed on its behalf by the undersigned hereunto duly authorized.

                                                MEDIX RESOURCES, INC.
Date: April 4, 2002

                                              By: /s/ Gary L. Smith
                                              Executive Vice President and
                                              Chief Financial Officer