Form 10-K/A
period 2001-12-31
MEDIX RESOURCES INC
filed 2002-04-15
CIK 890784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A
                                 Amendment No.2

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

                                Annual  Compensation                  Long-Term
                                                                    Compensation
                                                                   ------------
Name and Principal  Fiscal      Salary       Bonus      Other(1)     Securities
   Position          Year       ------       -----      -------      Underlying
   --------          ----                                              Options
                                                                      (Shares)
                                                                      --------
John R. Prufeta       2001    $114,000         0                      425,000
President and CEO     2000    $120,000         0                      600,000
                      1999    $171,000(2)      0                      925,000

Louis E. Hyman,       2001    156,625(3)       0                      250,000
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

Option information for fiscal 2001 relating to the Named Officers is set forth below:

                                  Options Granted in 2001
       Name           Number of    Percentage   Exercise Expiration  Valuation
       ----           Shares of     of Total      Price      Date    under
                    Common Stock     Options     ------     -----   Black-Scholes
                     Underlying    Granted to                        Pricing
                       Options    Employees in                       Method(1)
                     Granted in       2001
                        2001          ----
                        ----
John R. Prufeta       400,00         21.2%       $.62     4/17/06    $217,755
                       25,000         1.3%       $.60     3/23/06     $13,171
Louis E. Hyman        230,000        12.2%       $.61     5/14/06    $123,190
                       20,000         1.1%       $.70     3/03/03     $15,580
Patricia A.           150,000         7.9%       $.61     5/14/06     $80,341
Minicucci              25,000         1.3%       $.60     3/23/06     $13,171
Gary L. Smith         150,000         7.9%       $.61     5/14/06     $80,341
                       25,000         1.3%       $.60     3/23/06     $13,171
Brian R. Ellacott     150,000         7.9%       $.61     5/14/06     $80,341
                       25,000         1.3%       $.60     3/23/06     $13,171

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

               Option Exercises and Year-End Values in Fiscal 2001

Name       Shares      Value     Number of Shares     Value of Unexercised
         Exercised    Realized     Underlying        In-the-Money Options
                                Unexercised Options       at Year-End(1)
                                  at Year-End

                                   Exercisable   Unexer-   Exercisable  Unexer
                                                 cisable                cisable

John R. Prufeta     0         0    1,450,000(2)   500,000    $258,250    $80,000
Louis E. Hyman      0         0      112,500      137,500      $8,325    $12,375
Patricia A.         0         0      575,000         0        $16,000       $0
Minicucci
Gary L. Smith       0         0      325,000      100,000     $16,000       $0
Brian R.            0         0      312,500       12,500     $16,000       $0
Ellacott
____________

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

Comparison of Cumulative Total Returns

     The following  graph and data point tables  compare the  performance of the
Company's  common  stock  with  the  performance  of the AMEX - U.S.  Index,  as adjusted,  and as provided by the American Stock exchange and a Custom Composite
Index (4 stocks)  over the five year period  extending  through the end of 2001.
The graph and tabular  information assume that $100 was invested on December 31,
1996 in the  Company's  common  stock,  the  AMEX - U.S.  Index  and the  Custom
Composite index, with any dividends being  reinvested.  The Company has provided this graph and the tabular information using publicly available information that it has no reason to believe  is not  accurate.  However,  the  Company  takes no responsibility for such information.

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

      Based on the reinvestment of $100 beginning December 31, 1996

              12/31/1996 12/31/1997 12/31/1998 12/31/1999 12/31/2000 12/31/2001
              ---------- ---------- ---------- ---------- ---------- ----------
Medix           $  100    $   23      $    9      $  288     $  100    $   65
Resources,
Inc.
AMEX            $  100    $  125      $  134      $  177     $  166    $  151
Composite
Index
Custom          $  100    $   98      $  165      $  138     $   16    $   20
Composite
Index

(1)  Medix  acquired its Cymedix  Internet  software  and  services  business in
     January of 1998. Before then it operated only a medical temporary  staffing business.  It did not  dispose of all of its  medical  staffing  business until February 2000.

                                         SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned hereunto duly authorized.

                                                MEDIX RESOURCES, INC.
Date: April 10, 2002

By: /s/ Gary L. Smith
                                              Executive Vice President and
                                              Chief Financial Officer