Form 10-Q
period 2002-03-31
MEDIX RESOURCES INC
filed 2002-05-15
CIK 890784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 2002.

    Common Stock, $0.001 par value                              59,471,124
            Class                                            Number of Shares

                              MEDIX RESOURCES, INC.

                                      INDEX

PART I.   Financial Information                                            Page No.

          Item 1. Financial Statements

                  Consolidated Balance Sheets - March 31, 2002 (Unaudited) and
                   December 31, 2001............................................2

                  Unaudited Consolidated Statements of Operations -- For the
                   Three Months Ended March 31, 2002 and March 31, 2001.........3

                  Unaudited Consolidated Statements of Cash Flows -- For the
                   Three Months Ended March 31, 2002 and March 31, 2001.........4

                  Notes to Unaudited Consolidated Financial Statements..........5

          Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations....................................8

PART II.  Other Information

          SIGNATURES...........................................................18

          Index to Exhibits....................................................18

                              MEDIX RESOURCES, INC.

                           Consolidated Balance Sheets

                                                            March 31,      December 31,
                                                               2002            2001
                                                           (Unaudited)
                                     Assets
Current assets
  Cash and cash equivalents                                $   307,000     $     8,000
  Prepaid expenses and other                                   385,000         344,000
                                                           -----------     -----------
      Total current assets                                     692,000         352,000

Software development costs, net                                679,000         649,000
Property and equipment, net                                    345,000         365,000
Intangible assets, net                                       1,735,000       1,735,000
                                                           -----------     -----------

Total assets                                               $ 3,451,000     $ 3,101,000
                                                           ===========     ===========

                      Liabilities and Stockholders' Equity
Current liabilities
  Notes payable                                            $    81,000     $   158,000
  Convertible note payable                                   1,000,000              -
  Accounts payable                                             445,000         851,000
  Accounts payable-related parties                                  -          166,000
  Accrued expenses                                             431,000         450,000
  Accrued payroll taxes interest and penalties                 131,000         131,000
                                                           -----------     -----------
      Total current liabilities                              2,088,000       1,756,000
                                                           -----------     -----------

Stockholders' equity
  1996 Preferred stock, 10% cumulative  convertible,  $1
   par value; 488 shares authorized;  155 shares issued;
   1 share outstanding.                                             -               -
  1999  Series B  convertible  preferred  stock,  $1 par
   value; 2,000 shares authorized;  1,832 shares issued;
   50 shares outstanding                                            -               -
  1999  Series C  convertible  preferred  stock,  $1 par
   value; 2,000 shares authorized;  1,995 shares issued;
   100 and 375 shares outstanding.                                  -                -
  Common   stock,    $.001   par   value;    100,000,000
   authorized;  58,386,516  and  56,651,409  issued  and
   outstanding.                                                 58,000          56,000
  Dividends payable with common stock                            7,000           7,000
  Additional paid-in capital                                37,035,000      35,341,000
  Accumulated deficit                                      (35,737,000)    (34,059,000)
                                                           -----------     -----------

      Total stockholders' equity                             1,363,000       1,345,000
                                                           -----------     -----------

Total liabilities and stockholders' equity                 $ 3,451,000     $ 3,101,000
                                                           ===========     ===========

                              MEDIX RESOURCES, INC.

                 Unaudited Consolidated Statements of Operations

                                                          For the Three    For the Three
                                                           Months Ended    Months Ended
                                                            March 31,        March 31,
                                                               2002             2001

Revenues                                                   $    10,000     $    30,000

Direct costs of services                                       214,000           5,000
                                                           -----------     -----------

Gross (loss) margin                                           (204,000)         25,000
                                                           ------------    -----------

Software research and development costs                        371,000         279,000

Selling, general and administrative expenses                   890,000       1,911,000
                                                           -----------     -----------

Net loss from operations                                    (1,465,000)     (2,165,000)

Other income                                                     1,000              -
Interest expense                                               (10,000)             -
Financing costs                                               (203,000)        (94,000)
                                                           -----------     -----------

Net loss                                                    (1,677,000)     (2,259,000)

Net loss per common share                                  $     (0.03)    $     (0.05)
                                                           ===========     ===========

Weighted average shares outstanding                         57,861,294      47,419,671
                                                           ===========     ===========

                              MEDIX RESOURCES, INC.

                 Unaudited Consolidated Statements of Cash Flows

                                                        For the Three Months Ended March 31,
                                                               2002            2001
Cash flows from operating activities
  Net loss                                                 $(1,677,000)    $(2,259,000)
  Adjustments  to  reconcile  net  income  (loss) to net
   cash flows (used in) provided by operating activities
   Depreciation and amortization                                80,000         110,000
   Amortization  of  discount  and  warrants-convertible
debt                                                            70,000          67,000
   Options  and  warrants  issued  in  conjunction  with
    stock  issuance,   consulting,  and  for  litigation
    settlement, respectively                                   149,000         262,000
   Net changes in current assets and current liabilities       (42,000)         88,000
                                                           ------------    -----------
      Net cash flows  (used in)  provided  by  operating
       activities                                           (1,420,000)     (1,732,000)
                                                           -----------     -----------

Cash flows from investing activities
  Software development costs incurred                          (81,000)       (164,000)
  Purchase of property and equipment                            (9,000)        (64,000)
                                                           ------------    ------------
      Net cash flows (used in) investing activities            (90,000)       (228,000)
                                                           -----------     ------------

Cash flows from financing activities
  Advances received on convertible note                      1,000,000       1,000,000
  Payments on capital leases and debt                          (77,000)        (72,000)
  Proceeds from the issuance of common stock                   882,000         350,000
  Net proceeds from exercise of options and warrants             4,000          87,000
                                                           -----------     -----------
      Net cash  flows  provided  by (used in)  financing
       activities                                            1,809,000       1,365,000
                                                           -----------     -----------

Net increase (decrease) in cash and cash equivalents           299,000        (595,000)
Cash and cash equivalents at beginning of period                 8,000       1,007,000
                                                           -----------     -----------

Cash and cash equivalents at end of period                 $   307,000     $   412,000
                                                           ===========     ===========

Non-cash and investing and financing activities for the three months ended March 31, 2002:
      Options and warrants valued at $17,000 for services provided.
      Options valued at $132,000 as financing costs issued to an officer for past financial support.
      An accrued liability of $590,000 for warrants earned in 2001 was satisfied by issuing the warrants.
      In-the-money conversion feature on convertible debt valued at $70,000.

Non-cash and investing and financing activities for the three months ended March 31, 2001:
      Conversion of 500 shares of series C preferred stock into 1,000,000 shares of common stock.
      Conversion of $100,000 note payable into 111,111 shares of common stock.
      Financed insurance policies of $3,000 by issuing a note payable.

                              MEDIX RESOURCES, INC.

              Notes to Unaudited Consolidated Financial Statements

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The  consolidated  financial  statements  are  unaudited  and  reflect  all adjustments  (consisting  only of normal  recurring  adjustments),  which are, in the opinion of  management,  necessary for a fair  presentation  of the financial
position  and  operating   results  for  the  interim   periods.   The  unaudited
consolidated  financial  statements  as of March 31, 2002 have been  derived from audited financial  statements.  The unaudited  consolidated  financial statements contained  herein should be read in  conjunction  with the  financial  statements and notes  thereto  contained  in the  Company's  Form 10-K for the  fiscal  year ended  December 31, 2001.  The results of  operations  for the three months ended
March 31,  2002 are not  necessarily  indicative  of the  results  for the entire fiscal year ending December 31, 2002.

2.    INTANGIBLE ASSETS

                                                          March 31, 2002

  Goodwill acquired through the Cymedix acquisition        $ 2,369,000
  Less accumulated amortization                               (634,000)
                                                            ----------
                                                           $ 1,735,000
                                                           ===========

3.    EQUITY TRANSACTIONS

      The  Company  received  proceeds  of  $4,000  from  the  exercise  of stock options  resulting  in the  issuance of 15,000  shares of common stock during the first quarter of 2002.

Equity Line

      The  Company has an Equity  Line of Credit  Agreement  dated as of June 12,
2001,  which  provides  that the  Company  can put to the  provider,  subject  to certain  conditions,  the  purchase  of  common  stock of the  Company  at prices calculated  from a formula  as  defined in the  agreement.  Under the  agreement, the  providers  of the Equity  Line of Credit  have  committed  to advance to the
Company  funds in an amount of up to  $10,000,000,  as  requested by the Company, over a 24-month  period in return for common  stock  issued by the Company to the providers.

       During the period  January to March 2002, the Company  received  $882,000, net of  commissions  and escrow fees from Eight equity line  advances,  resulting in the issuance of 1,720,107 shares of common stock

                              MEDIX RESOURCES, INC.

              Notes to Unaudited Consolidated Financial Statements

Warrants

      As of  February  18,  2002,  the Company  executed a Amended  and  Restated
Common Stock  Purchase  Warrant  obligating  the Company to issue up to 7,000,000
warrants  under  an  agreement  with  a  pharmacy   management  company  for  the
Company's  proprietary  software  to be  interfaced  with  core  medical  service providers,  in which one of the Company's  audit  committee  members is a related party to the pharmacy  management  company.  The agreement provides for 3,000,000 warrants  with an exercise  price of $.30,  3,000,000  warrants  with an exercise price of  $.50,  and  1,000,000  warrants  with an  exercise  price of $1.75  all expiring  September  8, 2004.  The right to exercise  the  warrants are earned in
increments  based  on  certain  performance   criteria.  At  December  31,  1999,
1,000,000  of the  warrants had been earned.  In  connection  with the  1,000,000 warrants  earned,  the Company  recorded  expense of $1,364,000  valued using the
Black-Scholes  option pricing model,  with  assumptions  of 132%  volatility,  no dividend  yield and a  risk-free  rate of 5.5%.  No warrants  were earned  during
2000.  During  2001,  850,000 of the  warrants  had been  earned.  In  connection with the obligation to issue the 850,000  warrants  earned,  the Company recorded
expense  of  $590,000   during  the  third  quarter  of  2001  valued  using  the
Black-Scholes  option pricing model,  with  assumptions  of 132%  volatility,  no dividend yield and a risk-free rate of 5.5%.

      The Company has the  obligation  to provide  5,150,000  warrants  under the
Amended  and  Restated  Common  Stock  Purchase  Warrant  in  the  future  if the performance criteria specified are met.

Convertible Loan

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
The  Company  has  recorded  financing  costs  during  the first  quarter of 2002 associated  with this loan agreement as a result of the  in-the-money  conversion feature  totaling  $70,000.  The  loan is  secured  by the  grant  of a  security interest in all Medix's intellectual property,  including its patent,  copyrights and  trademarks.  While Medix can cure a default in the  repayment of the loan at the fixed  maturity  date by the  forced  conversion  of the loan into its common stock, a cross default,  breach of representation or warranty,  and bankruptcy or similar event of default will trigger the  foreclosure  provision of the security agreement.

                              MEDIX RESOURCES, INC.

              Notes to Unaudited Consolidated Financial Statements

4.    STOCK OPTIONS

      During the first quarter of 2002, the Company  granted  options to purchase
1,007,500  shares  at  exercise-  prices  of $.59 to $.94 per  share  to  current employees  and directors of the Company,  under the  Company's  1999 Stock Option
Plan.  During the quarter, 15,000 stock options were exercised.

5.    RELATED PARTY TRANSACTIONS

The  Company  received  advances  from a  related  party  in  2001  that  totaled
$166,000 at December  31,  2001.  The entire  amount was repaid  during  February
2002.

6.    SUBSEQUENT EVENT

During  April 2002,  the Company  initiated a private  placement of its $.001 par value  common  stock.  A total of  3,452,500  units were  placed  through May 14,
2002, each  consisting of one share of common stock and one warrant.  Subscribers purchased  each unit for $0.40 and are  entitled  to exercise  warrant  rights to purchase  one share of the common  stock of the  company  at a purchase  price of
$.0.50 per share for a five year period on or after  September  1, 2002 and prior to  September  1, 2007.  The  Company  received a total of  $1,381,000  from this private  placement  through May 14, 2002.  The Company has  committed to register the above underlying  shares in a registration  statement with the Securities and
Exchange Commission within 90 days of completion of the offering.

                              MEDIX RESOURCES, INC.

Item 2: Management's Discussion and Analysis of Financial Condition and Results
of Operations

Overview

     We are an information  technology  company  headquartered in New York City, with  offices in Agoura  Hills,  California,  Greenwood  Village,  Colorado  and
Marietta, Georgia. We specialize in the development, marketing and management of connectivity  solutions  for  clinical  and  business  transactions  within  the
healthcare   industry  Through  our  wholly  owned   subsidiary,   Cymedix  Lynx
Corporation,  a Colorado  corporation,  we have developed  Cymedix(R),  a unique healthcare  communication  technology  product.  Created by a team of healthcare professionals,  Cymedix's  Connectivity  Services software  provides  healthcare institutions,  such  as  health  plans,  insurers  and  hospitals,  as  well  as practicing  physicians,  with a set of non-invasive  technology  tools to enable
Internet-based health care transactions among all parties.

      Implementation  of the  Cymedix(R)products  suite  promises  to  speed  and improve the efficacy of daily  interactions  between health  caregivers and their staffs,  other ancillary  providers (such as labs or pharmacy benefit  managers), insurance  companies,  hospitals,  Integrated Delivery Networks (IDNs) and Health
Management  Organizations  (HMOs).  We  believe  that the  market  for robust and practical  healthcare  solutions will grow rapidly,  and that segment growth will continue  to  accelerate  as the joined  emphases of  consumer  choice,  quality, administrative  service  and cost  containment  ratchets  up demand for ever more efficient and user-friendly methods of delivering quality healthcare.

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

      We  have   reported   net  losses  of   ($10,636,000),   ($5,415,000)   and
($4,847,000)   for  the  years  ended   December   31,   2001,   2000  and  1999,
respectively.   At   March   31,   2002  we  had  an   accumulated   deficit   of
($35,737,000).  These  losses and  negative  operating  cash flow have caused our accountants  to  include  a "going  concern"  qualification  in their  report  in connection  with  their  audit of our  financial  statements  for the year  ended
December 31, 2001.

                              MEDIX RESOURCES, INC.

Item 2: Management's  Discussion and Analysis of Financial  Condition and Results
of Operations (continued)

      We expect to  continue  to  experience  losses,  in the near  term,  as our connectivity products are not yet deployed in full-scale  transaction  production and  therefore  are  not  generating  significant  revenue.  Working  capital  is required  to support  the  ongoing  development  and  marketing  of the  Cymedix(R)
service  products  until such time as revenue  generation can support the Company financially.  To  address  this  need,  we are  presently  in  negotiations  with
institutional   sources  regarding  debt  and  equity  instruments  to  fund  the
Company.  While  there  can  be  no  assurance  that  additional  investments  or financings  will be  available  to us as  needed,  management  fully  expects  to conclude  the  necessary  financing  in the near  term.  Failure  to obtain  such capital on a timely basis could result in lost business  opportunities,  the sale of the Cymedix(R)business at a distressed  price or the financial  failure of our
Company.

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

      We  are  still  in  the  process  of  gaining   experience   in   marketing
technology-based  service  products,   providing  support  services,   evaluating
demand  for   products,   financing  a  technology   business  and  dealing  with
government  regulation  of  various  products.  While we are  putting  together a team of experienced  executives,  they have come from different  backgrounds  and may require some time to develop an efficient  operating  structure and corporate culture for our  company.  We believe our  structure of multiple  offices  serves our customers  well, but it does present an additional  challenge in building our corporate culture and operating structure.

      Our  products  are in the  integration  and  deployment  stages,  and  have proven  their  effectiveness  with  some  sponsors.  We have not yet  proven  our technology  with a significant  number of  physicians.  As a developer of service products,  we will be  required  to  anticipate  and adapt to  evolving  industry standards and new  technological  developments.  The market for our  connectivity products  and services is  characterized  by  continued  and rapid  technological
advances  in  both   hardware  and  software   development,   requiring   ongoing
expenditures  for  research  and  development,  and  timely  introduction  of new products and enhancements to existing  products.  The  establishment of standards is  largely  a  function  of  user  acceptance.  Therefore,  such  standards  are subject  to change.  Our future  success,  if any,  will  depend in part upon our ability to  enhance  existing  products,  to respond  effectively  to  technology changes,  and to introduce  new products  and  technologies  to meet the evolving needs of its clients in the healthcare information systems market.

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

      The  introduction  of  connectivity  products  in that market has been slow due to the large number of small  practitioners  who are resistant to change,  as well as the  financial  investment  or  workflow  interruptions  associated  with change,  particularly  in a period of  rising  pressure  to  reduce  costs in the market. We are currently  devoting  significant  resources toward the development of products.  There can be no assurance  that we will  successfully  complete the development  of these  products in a timely fashion or that our current or future products will satisfy the needs of the  healthcare  information  systems  market.
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
us. The limits of that coverage are  $2,000,000  in the aggregate and  $1,000,000
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

      Litigation  or  regulatory  proceedings  may be  necessary  to protect  our intellectual  property  rights,  such as the scope of our  patent.  In fact,  the
computer   software   industry  in  general  is   characterized   by  substantial
litigation.  Such  litigation and regulatory  proceedings  are very expensive and could be a

                              MEDIX RESOURCES, INC.

Item 2: Management's  Discussion and Analysis of Financial  Condition and Results
of Operations (continued)

significant   drain  on  our   resources  and  divert   resources   from  product
development.  There is no  assurance  that we will have the  financial  resources to defend our patent rights or other  intellectual  property from infringement or claims of  invalidity.  We have been  notified  by a party that it  believes  our pharmacy  product  may  infringe  on  patents  that it  holds.  We have  retained patent counsel who made an  investigation  and determined,  in its opinion,  that our  pharmacy  product  does  not  infringe  on the  identified  patent.  We have responded to the initial  notice based on our  counsel's  opinion.  At this time, no legal action has been instituted.

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

      In  connection  with  our  equity  line  of  credit   financing,   we  have
registered  9,500,000  shares  with  the SEC for  sale  by the  providers  of the financing,  of which  4,796,763  shares  remain  available for issuance as of May
10,  2002.  The  shares are issued to the  equity  line  providers  at a floating price based on a discount to market price of the common stock.  As a result,  the lower the stock  price  around  the time the  equity  line is drawn on,  the more common  shares the holder  gets.  To the extent  that the equity  line  providers sells our common  stock,  the market  price of the common  stock may decrease due to the  additional  shares in the  market.  This  could  allow the  providers  to receive a greater  amount of the  stock in  future  draws on our  equity  line of
credit,   the  sale  of  which  could  further  depress  the  stock  price.   The
significant  downward  pressure  on the price of our  common  stock as the equity line providers  receive common stock in connection  with draws on our equity line of credit and then sell  material  amounts of the stock,  could  encourage  short sales,  which could place  further  downward  pressure on the price of our common stock.  The  issuance of the common stock in  connection  with our equity line of credit may result in  substantial  dilution to the common stock holdings of other holders of our common  stock.  Any  agreement to sell,  or convert debt or equity securities  into,  common stock at a future date and at a price based on the then current  market price will provide an incentive to the investor or third  parties to sell the common  stock short to decrease  the price and increase the number of shares  they may receive in a future  purchase,  whether  directly  from us or in the  market.  Both our  equity  line of  credit  and our  outstanding  $1,000,000 convertible  promissory  note are priced at a discount to the market price at the

                              MEDIX RESOURCES, INC.

Item 2: Management's  Discussion and Analysis of Financial  Condition and Results
of Operations (continued)

time of a future draw or conversion.

   As of May 10, 2002,  before any  adjustment  for our recently  completed  unit offering of common stock and warrants,  we had 59,471,124  shares of common stock outstanding.  As of that date,  approximately  25,169,837  shares  were  issuable upon the  exercise of  outstanding  options,  warrants or other  rights,  and the conversion  of  preferred  stock.  Most  of  these  shares  will  be  immediately saleable  upon  exercise or  conversion  under  registration  statements  we have filed with the SEC.  The  exercise  prices of options,  warrants or other  rights to  acquire  common  stock  presently  outstanding  range from $0.19 per share to
$4.97  per  share.  During  the  respective  terms  of the  outstanding  options, warrants,  preferred  stock  and other  outstanding  derivative  securities,  the holders are given the  opportunity  to profit from a rise in the market  price of the common stock,  and the exercise of any options,  warrants or other rights may dilute  the book value per share of the common  stock and put  downward  pressure on the price of the  common  stock.  The  existence  of the  options,  conversion rights,  or any outstanding  warrants may adversely  affect the terms on which we
may  obtain  additional  equity   financing.   Moreover,   the  holders  of  such
securities  are likely to  exercise  their  rights to acquire  common  stock at a time when we would  otherwise be able to obtain  capital on terms more  favorable than could be obtained  through the exercise or  conversion  of such  securities.
See also the  impact of our  equity  line of credit  financing  discussed  in the above paragraph.

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

Results of Operation

Comparison of These Three Months Ended March 31, 2002 and March 31, 2001

      Total  revenues for the three  months  ended March 31,  2002,  were $10,000 compared  with $30,000 for the three  months  ended March 31, 2001.  The decrease represents a decrease in ADC hardware sales.

      Direct costs  increased  $209,000 from $5,000 at March 31, 2001 to $214,000 at March 31, 2002.  The increase  reflects  expenses  incurred by the company for
licenses  and  service  fees  incurred  in  2002  related  to   establishment  of
infrastructure necessary to provide connectivity services to our customers.

      Research and development costs increased  approximately $92,000 or 33% from
$279,000 for the three  months  ended March 31,  2001,  to $371,000 for the three months ended March 31, 2002.  This increase  represents  the Company's  continued
efforts  in   developing   internal   use   software  to  be  used  in  providing
connectivity solutions to our customers.

      Selling,  general,  and  administrative  expenses  decreased  approximately
$1,021,000 or 53% from  $1,911,000  for the three months ended March 31, 2001, to
$890,000  for the three  months  ended  March 31,  2002.  The  decrease is due to cost cutting  measures  implemented by the company during 2001, which resulted in the following decreases from March 31, 2002 to March 31, 2001:

        o     Salaries and wages, $(381,000).
        o     Travel and entertainment, $(37,000)
        o     Consulting fees, $(101,000)
        o     Legal fees, $(36,000)
        o     Black  Scholes  expense   related  to  options  and  warrants   granted  to
              non-employees for services, $(245,000).

      Net loss from continuing operations decreased  approximately  $700,000 from
$2,165,000  for the three  months  ended March 31, 2001,  to  $1,465,000  for the three months ended March 31, 2002, due to all of the reasons discussed above.

                              MEDIX RESOURCES, INC.

Item 2: Management's  Discussion and Analysis of Financial  Condition and Results
of Operations (continued)

      Financing  costs  increased  in 2002  due to a charge  for an  in-the-money conversion  feature valued at $70,000 on our $1,000,000  convertible note payable issued  during  the  quarter  to a related  entity,  in  addition  to a charge of
$132,000  being  recorded  for  options  issued to an officer of the  Company for
past  financial  support.   These  financing  charges  in  2002  were  offset  by
financing   costs  incurred  in  2001  of  $94,000  related  to  a  $2.5  million convertible debt credit facility available that did not exist in 2002.

      Total net loss  decreased  approximately  $582,000 from  $2,259,000 for the three  months  ended March 31,  2001,  to  $1,677,000  for the three months ended
March 31, 2002, also due to the reasons discussed above.

Liquidity and Capital Resources

      We have  $307,000  in cash as of March 31,  2002 with net  working  capital deficit of  $(1,397,000)  at March 31, 2002.  During the three months ended March
31,  2002,  net cash used in  operating  activities  was  $1,420,000.  During the three  months  ended March 31, 2002,  we raised  $1,886,000  from the exercise of options  and  warrants,  and  the  issuance  of  common  stock  and  issuance  of convertible  debt.  As  noted  above,  we  are  presently  in  negotiations  with
institutional   sources  regarding  debt  and  equity  instruments  to  fund  the
Company.  Management  fully  expects to conclude the  necessary  financing in the near term.  The  additional  cash  generated  allowed us to pay down  outstanding accounts payable.

The Company  entered into a secured  convertible  loan  agreement with a Company,
dated  February  19,  2002,   pursuant  to  which  we  borrowed  $1,000,000  from
WellPoint  Health  Networks  Inc. The loan becomes  payable on February 19, 2003, if not  converted  into our common  stock.  Interest is at a floating rate of 300 basis points over prime,  as it is adjusted.  Conversion  into common stock is at the option of either  WellPoint or Medix at a contingent  conversion  price.  The loan is secured by the grant of a security  interest in all Medix's  intellectual property,  including its patent,  copyrights  and  trademarks.  See footnote 3 to the Financial Statements.

During  April 2002,  the Company  initiated a private  placement of its $.001 par value  common  stock.  A total of  3,452,500  units were  placed  through May 14,
2002, each  consisting of one share of common stock and one warrant.  Subscribers purchased  each unit for $0.40 and are  entitled  to exercise  warrant  rights to purchase  one share of the common  stock of the  company  at a purchase  price of
$.0.50 per share for a five year period on or after  September  1, 2002 and prior to  September  1, 2007.  The  Company  received a total of  $1,381,000  from this private  placement  through May 14, 2002.  The Company has  committed to register the above underlying  shares in a registration  statement with the Securities and
Exchange Commission within 90 days of completion of the offering.

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
The  court set  discovery  to be  completed  by July 31,  2002,  and the trial to begin on  September  9, 2002.  Management  of the Company  intends to  vigorously defend this action,  and does not expect any  resolution of this matter to have a material  adverse  effect on the  Company's  financial  condition  or  results of
operation.   Currently   an  estimate   of  possible   loss  to  the  Company  if
unsuccessful in defending this action cannot be made.

      On December 17, 2001,  Plaintiff,  Vision  Management  Consulting,  L.L.C.,
filed suit against us in the Superior  Court of New Jersey,  Law Division - Essex
County, entitled Vision Management Consulting,  L.L.C. v. Medix Resources,  Inc.,
Docket No.  ESX-L-11438-01.  The  complaint  alleges  breach of contract,  unjust
enrichment,   breach   of   duty   in   good   faith   and   fair   dealing   and
misrepresentations  by us in connection with a negotiated  settlement  agreement,
which  had  resulted  from  claims  between  the  parties   arising  out  of  the
termination of operations by our Automated  Design Concepts  division  earlier in
2001.  Plaintiff seeks $150,000 in damages,  together with attorneys fees,  costs of suit and interest on  judgement,  as well as such further  relief as the Court deems just and equitable.  We have answered the  plaintiff's  complaint,  denying any  liability and setting  forth a  counterclaim  seeking the award to us of our costs of defending  this action and such  further  relief as the Court deems just and  proper.  Management  intends to  vigorously  defend this action and does not expect any  resolution  of this matter to have a material  adverse  effect on the
Company's   results  of  operations  or  financial   condition.   The  Court  has
appointed a mediator for the case to try to  facilitate a settlement  between the parties.  Currently an estimate of possible  loss to the Company if  unsuccessful in defending this action cannot be made.

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

                             MEDIX RESOURCES, INC.

Item 2.  Changes in Securities and Use of Proceeds

      Set forth below are the  unregistered  sales of  securities  by the Company
for  the  quarter  reported  on.  See  Note  6  to  the  unaudited   consolidated
financial  statements  elsewhere  herein  for a  description  of the terms of the
Units of Preferred Stock and warrants.

   Security                 Number of                                   Exemption
    Issued         Date       Shares      Consideration   Purchasers     Claimed
-------------   ---------   -----------   -------------   ----------  ------------
Common Stock    January       1,214,492       $611,466    Cornell      Section 4(2)
                   2002                                   Capital
                                                          partners,
                                                          LP and
                                                          Dutchess
                                                          Private
                                                          Equities
                                                          Fund, LP
Common Stock    February        251,396       $139,930    Cornell      Section 4(2)
                   2002                                   Capital
                                                          partners,
                                                          LP and
                                                          Dutchess
                                                          Private
                                                          Equities
                                                          Fund, LP
Common Stock    March 2002      254,219       $131,898    Cornell      Section 4(2)
                                                          Capital
                                                          partners,
                                                          LP and
                                                          Dutchess
                                                          Private
                                                          Equities
                                                          Fund, LP
Common Stock    January          15,000       $3,750      Bill Lyons   Section 4(2)
                   2002

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

      b.    Reports on Form 8-K during the quarter reported on:

            1)  Form 8-K, filed with the Commission on January 18, 2002, reporting in
                Item 5 a press release announcing that the Company will be a presenter at UBS Warburg's Global Healthcare Conference.

            2)  Form 8-K, filed with the Commission on March 4, 2002, reporting in Item 5 a press release announcing an investment in the Company of
                $1,000,000.

            3)  Form 8-K, filed with the Commission on March 25, 2002, reporting in Item 5 a press release announcing an upcoming telephonic progress report to shareholders and the public.

                             MEDIX RESOURCES, INC.

                                   SIGNATURES

      In  accordance  with the  requirements  of the  Securities  Exchange Act of
1934,  the  registrant  has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 2002

                                    MEDIX RESOURCES, INC.
                                    (Registrant)

                                    /s/ Patricia A. Minicucci
                                    -------------------------
                                    Patricia A. Minicucci

                                    Executive Vice President
                                    (Acting Principal Financial and Chief Financial Officer)