Form 10-K/A
MEDIX RESOURCES INC
filed 2002-05-24
CIK 890784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
                                  (As Amended)

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

The  aggregate   market  value  of  the   registrant's   Common  Stock  held  by
non-affiliates  of the  registrant  as of  March  15,  2002  was  approximately  $31,707,233
for   purposes  of  the  foregoing  calculation  only,  each  of  the registrant's officers and directors is deemed to be an affiliate).

There were 58,386,516 shares of registrant's Common Stock outstanding as of March
15, 2002.

                      Documents incorporated by reference:
                                      None

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS.................................................17
ITEM 6.    SELECTED FINANCIAL DATA.............................................18
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATION......................19
ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                       MARKET RISK.............................................25
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................25
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
           REPORTS ON FORM 8-K.................................................38

                                     PART I

ITEM 1.   BUSINESS

Our Company

      Medix  Resources,  Inc.,  a Colorado  corporation  ("Medix" or the  "Company"),  is an information  technology  company with its principal  executive office in New York, New York.
The Company also maintains offices in Agoura Hills, California,  Greenwood Village, Colorado
and  Marietta,  Georgia.  We  specialize in the  development,  marketing  and  management of connectivity  solutions  for  clinical  and  business  transactions  within  the  healthcare industry.  Through  our  wholly  owned  subsidiary,  Cymedix  Lynx  Corporation,  a Colorado corporation  ("Cymedix"),  we have  developed  the Cymedix(R)suite of service  products as a toolkit to help modernize physician and healthcare  communication  technology and facilitate transaction productivity.  We continue to enhance and refine our products to enable the many disparate  information  systems  within the  healthcare  industry  to  communicate  with one another and to expand the scope of healthcare transaction automation.

      The  Cymedix(R)suite of  products  enables  the  transmission  of  critical  clinical, financial  and  administrative  information  between  healthcare  information  systems,  and provides healthcare  institutions (such as health plans, insurers,  hospitals and practicing physicians)  with  non-invasive  connectivity  products  that can be  integrated  with their existing software applications to provide  Internet-enabled  transaction  capability between all  parties.  This  approach  is  significant  because  it offers  substantial  utility  to physicians who are cautious about making major adjustments to their practice  disciplines or reluctant to invest heavily in new, administrative technologies.

      The  implementation  of Cymedix(R)service  products targets improved  efficacy of daily interactions  between  health  caregivers  and their  staffs,  ancillary  providers  such as
laboratories  and  pharmacy  benefit  managers  (PBMs),   insurance  companies,   hospitals,
Integrated  Delivery Networks (IDNs) and Health  Maintenance  Organizations  (HMOs).  Recent
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

      Moreover,  Medix  understands  the  essentially  local nature of  healthcare  and will deploy Cymedix(R)service products only in regions where we can guarantee that each installed physician can use our  technologies to serve most of his or her patients.  This  disciplined market approach,  combined with the Cymedix(R)suite of physician-centric products, provides a foundation for rapid adoption,  ongoing  utilization and stable,  recurring revenue streams.
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

Our Products and Technology

      Cymedix(R)is a suite of  Web-enabled  products and  integration  tools that  seamlessly moves clinical and administrative  information among health insurers,  physicians,  pharmacy
benefit   management   companies  and   reference   labs.   Collectively,   they  create  an
indispensable,  non-invasive  technology platform that establishes secure connectivity among the many  isolated  systems  of the  healthcare  industry.  The  Cymedix(R)platform  enables physicians  or their staff to use a Web portal that  transparently  performs the  timesaving activity of gathering and  transmitting  vital patient  information to healthcare  entities.
Since physicians can offload  substantial  administrative  burdens to the Cymedix(R)services products,  we believe they will see the  opportunity  to employ the Cymedix(R)product  suite
(PBM, payor,  pharmacy, lab and hospital connections) to improve the quality of patient care and to grow their business.

      We deliver  our  solutions  via the  Internet  using  secure  socket  layers and other encryption  technologies that protect  confidential  patient  information while reducing the physician's need to purchase and manage on-site hardware and software systems.  The Cymedix(R)
suite of products may be utilized on any device that supports an Internet browser,  allowing our software to run on a wide range of equipment,  from aging personal  computers to leading edge exam room technologies  (handheld devices,  tablets,  etc.). In addition, the advent of low cost,  secure  wireless  networking  solutions makes the last inch of the "last mile" of physician practice implementation vastly easier today than even a year ago.

      Our  Cymedix(R)Universal  Interface  (CUI) is  central  to the  implementation  of the
Cymedix(R)suite of products.  Physicians  generally  reject new  technology  solutions  that require  new  investments  in time or money  over and  above  their  primary  investment  in practice  management  systems.  Therefore,  we believe it is imperative to deliver solutions that effectively  leverage their practice  management  investment at no additional cost. The
CUI toolkit  automatically  extracts  pre-selected  data elements from existing  systems and remaps the targeted  information  for use by the Cymedix(R)products  suite.  This technology permits the Cymedix(R)suite to  efficiently  and  effectively  integrate  with virtually any practice management system, thereby eliminating the need to hard code unique,  expensive and
time-consuming   interfaces.   Typically,   the  practice  management  system  is  the  only
administrative  information  system in a  physician's  practice  and is  therefore  the most trusted  source for patient  and billing  data.  The CUI  enables the  physician's  staff to embrace the Cymedix(R)suite as a  value-added  adjunct of their legacy  practice  management system,  all without having to bear duplicative  processes such as the re-keying of critical patient data.

The Cymedix(R)product suite of services includes:

     PRODUCT                            FUNCTIONALITY
     ----------------------------  --------------------------------------

        Cymedix(R)Pharmacy   >>>>  o  Pharmacy benefit manager
                                      identification (eligibility
                                      verification and an automatic
                                      link to formulary/benefits
                                      information.)
                                   o  Electronic prescribing (retail
                                      and mail order).
                                   o  Medication history.
                                   o  Treatment and formulary
                                      compliance.
                                   o  Drug to drug interaction, drug to
                                      allergy, duplicate therapy and
                                      other clinical checks.
                                   o  Messaging and prompts.
                                   o  Compliance analysis
        Cymedix(R)Lab   >>>>       o  Complete lab order entry.
                                   o  Medical necessity verification.
                                   o  24/7  results  reporting  (partial
                                      and full).
                                   o  Specimen tracking.
                                   o  Messaging and prompts.
                                   o  Cumulative and custom reporting.
        Cymedix(R)PlanConnect >>>> o  Eligibility verification.
                                   o  Referrals and authorizations.
                                   o  Custom messaging and prompts.
                                   o  Electronic claim validation,
                                      submission and tracking.

      The  introduction of our  proprietary,  point-of-care  products is proceeding with our six  active  customers.  Our  suite  of  technology  services  is based  upon a  robust  and device-neutral  architecture  that  leverages  proven  workstation,  handheld  and  wireless
technologies.   Our  Cymedix(R)technology   architecture  includes  a  flexible  integration
framework  that  facilitates   rapid  and  reliable   connectivity   efforts.   All  product
components,  including  Cymedix(R)Pharmacy,  Cymedix(R)Laboratory  and Cymedix(R)PlanConnect
services are in final testing as we prepare for production-level  physician installations in second quarter 2002.

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

      The marketing and  development of our Cymedix(R)suite of services  products is our sole business at this time,  and a substantial  portion of our net operating  loss is due to such efforts.  We are funding such expenses as well as our  administrative  expenses  through the sale of our securities.

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

      Product  Distribution  -  Through  the  execution  of  an  amendment  to  the  Warrant
Agreement,  WellPoint Pharmacy  Management has formally agreed to recommend Medix Resources,
Inc.  to their  customers  and key  vendors.  WPM enjoys a  diversified  customer  base that includes health plans,  employers and regional PBMs.  Initially,  Medix and WPM are focusing joint sales  activities  on WPM's large Blue Cross Blue  Shield  plan  customers.  Executing customer  agreements with WPM's large customers will provide Medix with significant  patient density  in  several  key  markets.  Under a formal  agreement  with  specific  targets  and incentives,  WPM will earn warrants in Medix shares when  WPM-sponsored  customers  agree to implement the Cymedix(R)technology set.

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
First,  we believe  that there is  significant  value  attached  to offering  products  that complement today's commonly available  technologies.  This is a critical aspect of the added value that we bring to our sponsor customers and physicians.  For Medix, it means delivering connectivity  and  service  solutions  that  take  into  consideration  our  users'  current technology and workflows.  For example,  many physician practices have not yet invested in a high-speed  (DSL/cable)  Internet  connection.  Therefore  we have  designed our products to excel at every level of  connectivity,  from the less  sophisticated  dial-up  capability to high speed, persistent connections.

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

||   Medix establishes a connection between sponsor organizations and physicians.

||   Using the CUI and our product  suite,  physicians  and practice  administrators  drive transactions via their practice management  systems,  handheld or wireless devices, or through a direct Internet connection to Medix servers.

||   Sponsor organizations pay for transactions.

||    Physicians  will pay for  subscription  services  to gain  access to  future  product
         enhancements   that  leverage  their   administrative   efficiencies  and  clinical
         effectiveness.

      Our Regional Strategy.  Healthcare  services are insured,  delivered  and  remunerated differently  from one region to another.  Medix  understands the essential,  local nature of healthcare  and will deploy  Cymedix(R)service  products only in regions where we can assure that  each  installed  physician  can  use  our  technologies  to  serve  most of his or her
patients.   This  disciplined   market  approach,   combined  with  the  Cymedix(R)suite  of
physician-oriented  service  products,   provides  a  foundation  for  rapid  adoption,  and
sustained  physician   utilization.   Moreover,  we  believe  that  contracting  with  large
communities  of  physicians  and sponsor  organizations  within highly  defined  geographies creates a highly  desirable  financial and  operating  scenario for Medix as well as lasting brand presence that sharply differentiates us from our competition.

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

        NATIONAL SALES PROCESS TEAM            REGIONAL SALES PROCESS TEAMS
       ----------------------------------     ---------------------------------
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

      Outside  consultants  have been  engaged to assist  with sales leads  development  and target-customer  introductions.  Outside  contractors  also have been  retained  to  develop marketing  and sales  literature  for  Cymedix(R)services.  Materials to promote the various
Cymedix  products are being  developed for direct mailing to physicians  affiliated with our customers.

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

      Software Development Personnel.     The success of the  development  of our underlying
Cymedix(R)software is dependent to a significant  degree on our key management and technical personnel.  We believe  that our  success  will also  depend  upon our  ability to  attract, motivate  and  retain  highly  skilled,  managerial,  sales  and  marketing,  and  technical personnel,  including  software  programmers and systems  architects skilled in the computer languages  in which our Cymedix  products  operate.  Competition  for such  personnel in the software and information services industries is intense.  The loss of key personnel,  or the inability to hire or retain  qualified  personnel,  could have a material  adverse effect on our results of operations, financial condition or business.

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

                                 Square           Expiration             2002
                                Footage              Date             Rent (est.)
                               -----------        ------------        -----------
   New York, New York            10,495             1-31-05            $212,526
   Greenwood Village              5,236             7-31-03             $98,000
   Colorado(1)
   Agoura Hills, California       3.474             3-31-07             $69,305
   Marietta, Georgia              2,060             2-28-04             $31,930
                               ===========                            ===========
                       Totals:   21,265                                $411,761

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
                               High        Low
2000
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

--------------------------------------------------------------------------------
                        2001      2000(1)        1999       1998(2)      1997
--------------------------------------------------------------------------------
Operating revenues     29,000     326,000       24,000    17,412,000  24,875,000
--------------------------------------------------------------------------------
Software research    1,075,000    685,000      596,000      780,000        0
and  development
costs (3)
--------------------------------------------------------------------------------
(Loss) or  profit  (10,636,000) (6,344,000)  (5,422,000)   (515,000)  610,000
from  continuing
operations
--------------------------------------------------------------------------------
(Loss) or profit      (.21)       (.15)        (.29)        (.15)        .06
from continuing
operations per share
--------------------------------------------------------------------------------
Total assets        3,101,000   5,089,000    4,629,000    5,175,000  10,140,000
--------------------------------------------------------------------------------
Working Capital    (1,404,000)   394,000      644,000    (2,612,000)  (329,000)
--------------------------------------------------------------------------------
Long-term              0           0         400,000    0           0
obligations
--------------------------------------------------------------------------------
Stockholders'      1,345,000   4,202,000    2,376,000    (218,000)   4,504,000
Equity(Deficit)
--------------------------------------------------------------------------------

The following is supplementary information related to software development expenses

---------------------------------------------------------------------------------
Software               2001       2000(1)       1999       1998(2)      1997
Development Costs:
---------------------------------------------------------------------------------
Software research    1,075,000    685,000     596,000      780,000        0
and development
costs (3)
---------------------------------------------------------------------------------
Capitalized           434,000     495,000        0            0           0
software
development costs
---------------------------------------------------------------------------------
Total Software       1,512,000   1,180,000    596,000      780,000        0
development costs
incurred
---------------------------------------------------------------------------------

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

      We expect to continue to experience  losses,  in the near term, until such time as our
Cymedix(R)products can be  successfully  deployed with  customers and produce  revenue.  The current  operation  of our  business  and our  ability to continue to develop and market our
Cymedix(R)services products will depend upon our ability to obtain additional  financing.  At present,  we are not  receiving  any  significant  revenues  from the  sale of our  Cymedix(R)
technology  products.  We are  attempting  to meet our  current  cash flow  needs by raising capital in the  private  debt and equity  markets and  through  the  exercise  of  currently outstanding  warrants.  The  development  and  marketing  of  the  Cymedix(R)products  suite requires  substantial  capital  investments.  There  can  be no  assurance  that  additional investments  or financings  will be available to us as needed to support the  development of
Cymedix  products.  Failure to obtain such  capital on a timely  basis could  result in lost business  opportunities,  the sale of the  Cymedix  business  at a  distressed  price or the financial failure of our company.

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

      Critical Accounting Policies

     We  have  identified  the  policies  below  as  critical  to  our  business operations and the  understanding of our results of operations.  The impact and  any  associated  risks  related  to  these  policies  on our  business operations is discussed throughout  Management's Discussion and Analysis of
     Financial  Condition and Results of Operations  where such policies  affect our reported and expected financial results.

     In the ordinary course of business,  we have made a number of estimates and assumptions  relating  to  the  reporting  of  results  of  operations  and financial  condition in the  preparation  of our  financial  statements  in conformity  with  accounting  principles  generally  accepted in the United
     States of America.  Actual  results could differ  significantly  from those estimates under different  assumptions and conditions.  We believe that the following discussion addresses our most critical accounting policies, which are  those  that are  most  important  to the  portrayal  of our  financial condition  and  results  of  operations  and  require  our most  difficult, subjective,  and complex  judgments,  often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

      Revenue Recognition

     We recognize revenue when the communication  transaction has been completed by the customer, persuasive evidence of the terms of the arrangement exist, our  fee is  fixed  and  determinable,  and  collectibility  is  reasonably
     assured.   Delivery  takes  place  electronically  when  the  customer  has completed  the  exchange  (transmission  or  receipt)  of data.  Revenue is charged to the customer on a per transaction  basis as each  transaction is completed and is billed monthly.

   Valuation of Goodwill

     We  assess  the  impairment  of  goodwill  whenever  events or  changes  in circumstances  indicate  that the  carrying  value may not be  recoverable.
     Factors we  consider  important  that could  trigger an  impairment  review include the following:

o  significant underperformance relative to expected historical or projected future operating results;
o  significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
o  significant negative industry or economic trends; significant decline in our stock price for a sustained period; and
o  our market capitalization relative to net book value.

     Until our adoption of SFAS No. 142 discussed below,  when we determine that the  carrying  value of  goodwill  may not be  recoverable  based  upon the existence  of one or  more  of  the  above  indicators  of  impairment,  we determine whether  impairment has occurred by comparing the gross projected cash  flows to the  carrying  value of the  goodwill,  and we  measure  any impairment based on the discounted projected cash flows consistent with the provisions  of SFAS No. 121.  Net  goodwill  amounted to $1.7 million as of
     December 31, 2001.

     In 2002,  Statement of  Financial  Accounting  Standards  ("SFAS") No. 142,
     "Goodwill and Other Intangible Assets" became effective. As of December 31,
     2001, the net carrying amount of goodwill of $1.7 million will no longer be amortized and will be subject to impairment  testing under SFAS No. 142. In lieu of  amortization,  we are  required  to perform an initial  impairment review of our goodwill in 2002 and an annual impairment review  thereafter.
     Although we do not expect to record an impairment charge upon completion of the initial  impairment  review,  we cannot assure you that at the time the review is completed a material impairment charge will not be recorded.

      Capitalized Software Development Costs

     We capitalize  costs,  which primarily  include salaries in connection with developing  software  for  internal  use. We use  judgment  in  determining whether  development  costs  meet the  criteria  for  immediate  expense or capitalization.  Direct costs  incurred in the  development of software are capitalized once the preliminary project stage is completed, management has committed to funding the project,  and  completion  and use of the software
     for  its  intended  purpose  are  probable.   We  cease  capitalization  of
     development costs once the software has been substantially completed and is ready for its intended use. We capitalized  $0,  $495,000,  and $434,000 of
     costs  during  the  years  ended   December  31,  1999,   2000,  and  2001,
     respectively. The software development costs capitalized are amortized over the  estimated  useful life of the  software,  which we estimate to be five years.  Amortization  expense was $0, $134,000,  and $156,000 for the years ended December 31, 1999, 2000, and 2001, respectively.

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

   During 2001, the Company  recorded  impairment  expense of $1,111,000  resulting from the discontinuance of its Automated Design Concepts division,  which totaled $443,000,  to focus staff  resources on the Company's  primary  technology,  and the  cancellation of its ZirMed license agreement totaling $668,000,  which was a result of management's assessment that the
Company's needs would be better served by superior technology.

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
$644,000 as of December 31, 1999.  During 2001,  net cash used in operating  activities  was
$5,397,000  compared to  $5,173,000  in 2000.  As a result of our cash  balances at December
31,  2001,  we have not been able to pay certain  accounts  payable and have  experienced  a significant  increase at December  31,  2001.  We have since been able to pay down a portion of these balances  subsequent to December 31, 2001. During 2001, we raised $1,500,000 from a convertible  note  financing,  $1,200,000  from  private  placements  of our  common  stock,
$1,510,000  from our equity  line of credit  and  $369,000  from  exercise  of  options  and warrants.  During 2000,  we raised  $6,091,000  from the  exercise of options and  warrants.
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

   We continue to make significant  investments in capitalized  software  development costs, andcurrently,  we are funding our  development and deployment  activities  through an equity line of credit financing.  We incurred $1,509,000 in software  development costs in 2001, of which we  capitalized  $434,000 of these  costs and  expensed  $1,075,000.  Draws under this financing  are triggered by a "Put Notice"  (advance  request)  initiated by ourselves  each time we wish to draw funds.  The  financing  investors  are  committed to accept the advance request  provided  certain  conditions  are met,  some of which may be  waived by  agreement among the parties.  Such advance  request  obligates us to issue to the investors  shares of our common  stock at a discount  to market  which is fixed in the  contract.  The shares are immediately  re-saleable in the public  markets by the  investors.  As of March 15, 2002, we had received  $2,584,910  in  advances,  from which  offering  expenses of $191,278 was paid under the  financing,  and we had  issued to the  investors  4,468,629  shares of our common stock  relating to the advances and an  additional  542,847  shares to their  affiliates  as fees for arranging the equity line facility.  The shares issued  pursuant to the equity line advances to date have been priced from $0.46 to $0.77 per share.

      We expect to continue to experience loses and negative cash flows from operations,  in the near term,  until such time as we are  deployed on  physicians'  desktops in  sufficient numbers to cover our  overhead  The current  operation  of our  business  and our ability to continue to further  develop and deploy our Cymedix  software  products will depend upon our ability to obtain  additional  financing.  At present,  we are not receiving any significant revenues  from the sale of our Cymedix  software  products.  We are  attempting  to meet our current  cash flow  needs by raising  capital in the  private  debt and equity  markets  and through the exercise of currently  outstanding  warrants.  The  development and marketing of the Cymedix  connectivity  products require  substantial capital  investments.  There can be no assurance that additional  funding,  if needed,  will be available on terms acceptable to us, or at all.  Failure  to obtain  such  capital  on a timely  basis  could  result in lost business  opportunities,  the sale of the  Cymedix  business  at a  distressed  price or the financial failure of our company.

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
 are set forth below:

----------------------------------------------------------------------------------
         Name          Date of Birth          Position           Director Since
----------------------------------------------------------------------------------
John R. Prufeta (1)(4)(5) 7/1/60     President, Chief Executive       1999
                                     Officer and a Director
----------------------------------------------------------------------------------
Louis E. Hyman            1/15/68    Executive Vice President and     N.A.
                                     Chief Technology Officer
----------------------------------------------------------------------------------
Patricia A. Minicucci     4/1/49     Executive Vice President for     N.A.
                                     Operations
----------------------------------------------------------------------------------
Gary L. Smith             6/2/54     Executive Vice President and     N.A.
                                     Chief Financial Officer
----------------------------------------------------------------------------------
Brian R. Ellacott         3/8/57     Senior Vice President and        N.A.
                                     Division CEO, Southeast
                                     Region
----------------------------------------------------------------------------------
John T. Lane (1)(2)(3)(4) 4/13/42    Director and Chairman of         1999
                                     The Board
----------------------------------------------------------------------------------
Samuel H. Havens (4)(5)   6/19/43    Director and Chair of the        1999
                                     Nominating Committee
----------------------------------------------------------------------------------
Joan E. Herman (2)(3)     6/2/53     Director and Chair of the        2000
                                     Audit Committee
----------------------------------------------------------------------------------
Patrick  W. Jeffries(4)   1/25/53    Director and Chair of the        2001
                                     Finance Committee
----------------------------------------------------------------------------------
Guy L. Scalzi(5)          7/18/46    Director                         2001

----------------------------------------------------------------------------------
Dr. David B. Skinner (1)(24/28/35    Director and Chair of the        1999
(3)                                  Compensation Committee
--------------------
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

Joan E. Herman.  Ms Herman is the Group  President of WellPoint's  Senior,  Specialty,  and
State Sponsored Programs division and is responsible for the Company's Dental,  Life & AD& D,
Pharmacy,  Behavioral Health, Workers' Compensation Managed Care Services,  Senior Services,
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

                                  Annual Compensation                Long-Term
                                                                   Compensation
Name and Principal   Fiscal     Salary       Bonus      Other(1)      Securities
     Position         Year     -------      ------      --------      Underlying
     --------        ------                                            Options
                                                                      (Shares)
                                                                      ---------
John R. Prufeta       2001    $114,000         0                      425,000
President and CEO     2000    $120,000         0                      600,000
                      1999    $171,000(2)      0                      925,000

Louis E. Hyman,       2001    156,625(3)       0                      250,000
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

      Option information for fiscal 2001 relating to the Named Officers is set forth below:

                                  Options Granted in 2001
       Name           Number of    Percentage   Exercise Expiration  Valuation
       ----           Shares of     of Total      Price      Date     under
                     Common Stock     Options   --------   -------  Black-Scholes
                     Underlying    Granted to                        Pricing
                       Options    Employees in                       Method(1)
                     Granted in       2001
                        2001          ----
                        ----
John R. Prufeta        400,00         21.2%       $.62     4/17/06    $217,755
                       25,000          1.3%       $.60     3/23/06     $13,171
Louis E. Hyman        230,000         12.2%       $.61     5/14/06    $123,190
                       20,000          1.1%       $.70     3/03/03     $15,580
Patricia A.           150,000          7.9%       $.61     5/14/06     $80,341
Minicucci              25,000          1.3%       $.60     3/23/06     $13,171
Gary L. Smith         150,000          7.9%       $.61     5/14/06     $80,341
                       25,000          1.3%       $.60     3/23/06     $13,171
Brian R. Ellacott     150,000          7.9%       $.61     5/14/06     $80,341
                       25,000          1.3%       $.60     3/23/06     $13,171

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

               Option Exercises and Year-End Values in Fiscal 2001
     Name       Shares      Value     Number of Shares     Value of Unexercised
     ----      Exercised   Realized       Underlying       In-the-Money Options
               ----------  --------   Unexercised Options       at Year-End(1)
                                        at Year-End             -------------
                                         -----------
                                   Exercisable  Unexer      Exerci     Unexer
                                    ----------  cisale       sable     cisable
                                                -------    --------    -------
John R. Prufeta     0         0     1,450,000(2)500,000    $258,250    $80,000
Louis E. Hyman      0         0      112,500    137,500     $8,325     $12,375
Patricia A.         0         0      575,000       0        $16,000       $0
Minicucci
Gary L. Smith       0         0      325,000    100,000     $16,000       $0
Brian R.            0         0      312,500     12,500    $16,000        $0
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

Cumulative Total Return (based on reinvestment of $100 beginning December 31, 1996)
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
1996
1997
1998
1999
2000
2001
Medix Resources, Inc.
AMEX U.S. Index
Custom Composite Index (4 stocks)

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

    (3)  List of Exhibits

         See Index to Exhibits in paragraph (c) below.

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

3. . Report filed with the SEC on October 31, 2001, reporting under Item 5, the issuance of a press release announcing that a strategic  alliance between Medix Resources and
Merck-Medco to provide  physicians with point of care access to clinical  information and electronic  prescribing  through  Cymedix(R)suite of web-based pharmacy benefit  management transaction  services.

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

10.25       Lease between SLG Graybar Sublease, LLC and the Company, dated
            January 17, 2002 for the Company's principal executive office.*

21.         Subsidiaries of the Company.*

23.         Consent of Ehrhardt  Keefe Steiner & Hottman PC,  independent  certified  public accountants  for the Company,  to the  incorporation  by reference of its report dated  March  19,  2002,  appearing  elsewhere  in this  From  10-KSB  into  the
            Company's   Registration   Statements  on  Form  S-3  (Reg.  No.  333-32308  and
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

Revenue Recognition

We earn revenue as transaction  services are provided to our customers  throught the use of our suite of  communication  software,  and currently do not generate
any  revenue  from  the  licensing,   slae  or  installation  of  our  suite  of
communication software.

We  recognize  revenue  is earned  when the  communication  transaction  has bee completed by the customner,  persuasive evidence of the terms of the arrangement exist,  our fee is fixed and  determinable,  and  collectibility  is  reasonably assured. Delivery takes place electronically when the customer has completed the exchange  (transmission or receipt) of data.  Revenue is charged to the customer on a per  transaction  basis as each  transaction  is  completed  and is  billed monthly.

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

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant caused this report to be signed on behalf by the undersigned, thereunto duly authorized on May 23, 2002.

                                    MEDIX RESOURCES, INC.

                                    By: /s/ John R. Prufeta
                                        President and CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

      Signature                 Title                             Date

    /s/ John R. Prufeta
    -------------------
                                                                        May 24, 2002
     John R. Prufeta          President and Chief Executive
                              Officer (Principal  Executive
                              Officer)

    /s/ Gary L. Smith
   -----------------                                                    May 24, 2002
     Gary L. Smith            Executive Vice President and
                              Chief Financial Officer(Principal
                              Accounting and Financial Officer)

    /s/Joan E.Herman
    -----------------         Director                                  May 24, 2002
    Joan E. Herman

    /s/ Dr. David B. Skinner
    ------------------------  Director                                   May 24, 2002
    Dr. David B. Skinner

    /s/ John T. Lane
    ----------------          Director                                   May 24, 2002
       John T. Lane

    /s/ Samuel H. Havens
    ---------------------     Director                                   May 24, 2002
      Samuel H. Havens

     ------------------       Director                                   May 24, 2002
     Patrick W. Jeffries

      /s/ Guy L. Scalzi
      -----------------      Director                                    May 24, 2002
        Guy L. Scalzi