Form 10-Q
period 2002-06-30
MEDIX RESOURCES INC
filed 2002-08-20
CIK 890784

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.)

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

Indicate the number of shares  outstanding  of each of the  issuer's  classes of common stock, as of August 10, 2002.

      Common Stock, $0.001 par value             62,923,624
                 Class                        Number of Shares

                                    INDEX

PART I.   Financial Information

      Item 1. Financial Statements

           Consolidated Balance Sheets - June 30, 2002 (Unaudited)and
            December 31, 2001

           Unaudited Consolidated Statements of Operations - For the Six
            Months Ended June 30, 2002 and June 30, 2001

           Unaudited Consolidated Statements of Cash Flows - For the Six Months
            Ended June 30, 2002 and June 30, 2001

           Notes to Unaudited Consolidated Financial Statements

      Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations

PART II.  Other Information

          SIGNATURES

          Index to Exhibits

                            MEDIX RESOURCES, INC.

                         Consolidated Balance Sheets

                                                             June 30,      December 31,
                                                               2002            2001
                                                          ------------     -----------
                                                           (Unaudited)
                                         Assets
Current assets
  Cash and cash equivalents                                $   281,000     $     8,000
  Accounts receivable, trade                                    80,000              -
  Prepaid expenses and other                                   340,000         344,000
                                                           -----------     -----------
      Total current assets                                     701,000         352,000

Software development costs, net                                876,000         649,000
Property and equipment, net                                    353,000         365,000
Goodwill, net                                                1,735,000       1,735,000
                                                           -----------     -----------

Total assets                                               $ 3,665,000     $ 3,101,000
                                                           ===========     ===========

                          Liabilities and Stockholders' Equity
Current liabilities
  Notes payable                                            $    39,000     $   158,000
  Convertible note payable                                   1,000,000              -
  Accounts payable                                             353,000         851,000
  Accounts payable-related parties                                  -          166,000
  Accrued expenses                                             389,000         450,000
  Deferred revenue                                             150,000              -
  Accrued payroll taxes interest and penalties                 131,000         131,000
                                                           -----------     -----------
      Total current liabilities                              2,062,000       1,756,000
                                                           -----------     -----------

Stockholders' equity
  1996 Preferred stock, 10% cumulative  convertible,  $1
   par value; 488 shares authorized;  155 shares issued;
   1 share outstanding.                                             -               -
  1999  Series B  convertible  preferred  stock,  $1 par
   value; 2,000 shares authorized;  1,832 shares issued;
   50 shares outstanding                                            -               -
  1999  Series C  convertible  preferred  stock,  $1 par
   value; 2,000 shares authorized;  1,995 shares issued;
   100 and 375 shares outstanding.                                  -                -
  Common   stock,    $.001   par   value;    100,000,000
   authorized;  62,923,624  and  56,651,409  issued  and
   outstanding.                                                 63,000          56,000
  Dividends payable with common stock                            8,000           7,000
  Additional paid-in capital                                38,577,000      35,341,000
  Accumulated deficit                                      (37,045,000)    (34,059,000)
                                                           -----------     -----------
      Total stockholders' equity                             1,603,000       1,345,000
                                                           -----------     -----------

Total liabilities and stockholders' equity                 $ 3,665,000     $ 3,101,000
                                                           ===========     ===========

               Unaudited Consolidated Statements of Operations

                                                    For the
                                     For the         Three
                                   Three Months      Months     For the Six    For the Six
                                      Ended          Ended     Months Ended   Months Ended
                                     June 30,       June 30,      June 30,      June 30,
                                       2002           2001         2002          2001
                                   -----------     ---------    -----------   -----------

Revenues                            $      -       $      -     $   10,000     $  30,000

Direct costs of services              178,000         28,000       392,000        34,000
                                    ---------      ---------     ---------     ---------

Gross margin                         (178,000)       (28,000)     (382,000)       (4,000)
                                    ---------      ---------     ---------     ---------

Software research and
development costs                       9,000        320,000       380,000       599,000

Selling, general and
 administrative expenses            1,078,000      1,107,000     1,968,000     3,017,000
                                    ---------      ---------     ---------     ---------

Net loss from operations           (1,265,000)    (1,455,000)   (2,730,000)   (3,620,000)

Other income                            4,000             -          5,000            -

Financing Costs                            -        (167,000)     (203,000)     (236,000)

Interest expense                      (48,000)       (13,000)      (58,000)      (38,000)
                                    ---------      ---------     ---------     ---------

Net loss                          $(1,309,000)   $(1,635,000)  $(2,986,000)  $(3,894,000)
                                  ===========    ===========   ===========   ===========

Net loss per common share         $     (0.02)    $    (0.03)   $    (0.05)   $     (.08)
                                  ===========     ==========    ==========    ==========

Weighted average shares
outstanding                        60,402,930     49,196,979    59,139,133    48,313,235
                                   ==========     ==========    ==========    ==========

Had the  Company  adopted  FAS 142 as of  January  1,  2001,  the  historical amounts previously reported would have been adjusted to the following:

Net (loss) as reported                           $(1,635,000)                $(3,894,000)
Add back:  Goodwill amortization                      39,000                      78,000
                                                 -----------                   ---------

Adjusted net loss                                $(1,596,000)                $(3,972,000)
                                                 ===========                 ===========

Basic and diluted  loss per share
as reported                                      $     (0.03)                $     (0.08)
                                                 ===========                 ===========

Goodwill amortization                            $        -                  $        -
                                                 ===========                 ===========

Adjusted loss per share                          $     (0.03)                $     (0.08)
                                                 ===========                 ===========

               Unaudited Consolidated Statements of Cash Flows

                                                        For the Six Months Ended June 30,
                                                        ---------------------------------
                                                               2002            2001
                                                        --------------     --------------
Cash flows from operating activities
  Net loss                                                 $(2,986,000)    $(3,894,000)
  Adjustments  to  reconcile  net  income  (loss) to net
   cash flows (used in) provided by operating activities
   Depreciation and amortization                               206,000         252,000
   Amortization of discount and warrants-convertible
    debt                                                        70,000         223,000
   Options and warrants issued in conjunction with
    stock issuance, services and for litigation
    settlements, respectively                                  158,000         366,000
   Net changes in current assets and current liabilities       (28,000)        290,000
                                                           -----------     -----------
      Net cash flows (used in) provided by operating
       activities                                           (2,580,000)     (2,763,000)
                                                           -----------     -----------

Cash flows from investing activities
  Software development costs incurred                         (373,000)       (275,000)
  Purchase of property and equipment                           (48,000)        (64,000)
                                                           -----------     -----------
      Net cash flows (used in) investing activities           (421,000)       (339,000)
                                                           -----------     -----------

Cash flows from financing activities
  Advances received on convertible note                      1,000,000       1,500,000
  Advances (payments) under financing agreement, net                -               -
  Payments on capital leases and debt                         (186,000)        (98,000)
  Proceeds from the issuance of common stock, net of
   offering costs                                            2,345,000         550,000
  Net proceeds from exercise of options and warrants           115,000         165,000
                                                           -----------     -----------
      Net cash flows provided by (used in) financing
       activities                                            3,274,000       2,117,000
                                                           -----------     -----------

Net increase (decrease) in cash and cash equivalents           273,000        (985,000)
Cash and cash equivalents at beginning of period                 8,000       1,007,000
                                                           -----------     -----------

Cash and cash equivalents at end of period                 $   281,000     $    22,000
                                                           ===========     ===========

Non-cash and investing and financing activities for the six months ended
June 30, 2002:

      Options and warrants valued at $27,000 for services provided.
      Options valued at $132,000 as financing costs issued to an officer for past financial support.
      An accrued liability of $590,000 for warrants earned in 2001 was satisfied by issuing the warrants.
      In-the-money conversion feature on convertible debt valued at $70,000.
      Financed insurance policies of $65,000 by issuing a note payable.

Non-cash and investing and financing activities for the six months ended
June 30, 2001:

      Conversion of preferred stock into common stock (Note 3).
      Conversion of $600,000 note payable into 1,088,534 shares of common stock (Note 3).
      Financed insurance policies of $3,000 by issuing a note payable.

            Notes to Unaudited Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

The consolidated  financial statements are unaudited and reflect all adjustments
(consisting only of normal recurring adjustments),  which are, in the opinion of management,  necessary for a fair  presentation  of the  financial  position and operating results for the interim periods. The unaudited  consolidated financial statements  as of June  30,  2002  have  been  derived  from  audited  financial statements.  The unaudited  consolidated  financial  statements contained herein should be read in  conjunction  with the financial  statements and notes thereto contained  in the  Company's  Form 10-K for the fiscal year ended  December  31,
2001. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results for the entire fiscal year ending December
31, 2002.

Cost of Services Provided

Cost of services provided includes amortization of software development costs on projects ready for their intended use, license and data service fees.

Note 2 - Goodwill

                                                          June 30, 2002
                                                          -------------
  Goodwill acquired through the Cymedix acquisition        $ 2,369,000
  Less accumulated amortization                               (634,000)
                                                           -----------

                                                           $ 1,735,000
                                                           ===========

The Company has  completed  step one,  impairment  review of FAS 142,  effective
January  1,  2002,  and has  determined  that  the fair  value of that  goodwill associated  with its Cymedix  reporting unit using a discounted cash flow method had no impairment.

Note 3 - Equity Transactions

The Company  received  proceeds of $114,750  from the exercise of stock  options resulting in the issuance of 315,000 shares of common stock during the first two quarters of 2002.

Equity Line

The Company had entered into an Equity Line of Credit Agreement dated as of June
12, 2001, which provided that the Company could put to the provider,  subject to certain  conditions,  the  purchase  of common  stock of the  Company  at prices calculated from a formula as defined in the agreement.  Under the agreement, the providers  of the Equity Line of Credit had  committed to advance to the Company funds in an amount of up to  $10,000,000,  as requested  by the Company,  over a
24-month  period  in return  for  common  stock  issued  by the  Company  to the providers.  The Equity Line of Credit  Agreement  was  terminated  by the mutual agreement of the parties on August 6, 2002. In  connection  with our equity line of credit financing, we had registered 9,500,000 shares with the SEC for sale by the providers of the financing, of which 4,796,763 shares remained available for issuance at the time the equity line of credit  financing  was  terminated.  The
Company will de-register  those shares from registration with the SEC.

During the period January to April 2002, the Company received  $972,000,  net of commissions  and escrow fees from eight equity line  advances,  resulting in the issuance of 1,954,715 shares of common stock.

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

Under the agreement,  the current performance criteria in effect provide for the issuance of 600,000 warrants.  Had the current performance  criteria been met at
June 30,  2002,  the fair value of the related  warrants and  resulting  expense would have been approximately  $197,000,  using the Black-Scholes option pricing model,  with assumptions of 121%  volatility,  no dividend yield and a risk-free rate of 5.5%.

Convertible Loan

The Company  entered into a secured  convertible  loan agreement with a Company, dated February 19, 2002, pursuant to which we borrowed $1,000,000 from WellPoint
Health  Networks Inc., in which a member of the Company's  audit  committee is a related party.  The loan becomes  payable on February 19, 2003, if not converted into our common stock.  The loan earns annual interest at a floating rate of 300 basis  points over prime,  as it is  adjusted  from time to time,  which is also payable at maturity  and may be converted  into common  stock.  Conversion  into common  stock is at the  option of  either  WellPoint  or Medix at a  contingent conversion  price. The conversion price will be either (i) at the price at which additional shares are sold to other private placement investors if Medix obtains written commitments for at least an additional $4,000,000 of equity by the close of business on September 30, 2002, from persons not affiliates of WellPoint, and if such sales are closed by the  maturity  date of the loan,  or (ii) at a price equal to 80% of the  then-current  Fair Market Value (as defined below) if Medix is unable to obtain a written commitment for the additional equity investment by the close of business on  September  30, 2002 or close the sales by the maturity date. For this purpose,  "Fair Market Value" shall be the average  closing price of Medix common stock for the twenty trading days ending on the day prior to the day of the conversion. The Company has recorded financing costs during the first quarter  of  2002  associated  with  this  loan  agreement  as a  result  of the in-the-money  conversion  feature totaling  $70,000.  The loan is secured by the grant of a security interest in all Medix's intellectual property, including its patent,  copyrights  and  trademarks.  While  Medix  can cure a  default  in the repayment of the loan at the fixed maturity date by the forced conversion of the loan  into its  common  stock,  a cross  default,  breach of  representation  or
warranty,   and  bankruptcy  or  similar  event  of  default  will  trigger  the foreclosure provision of the security agreement.

Private Placement

During April 2002,  the Company  initiated a private  placement of its $.001 par value common stock. A total of 3,452,500  units were placed,  each consisting of one share of common stock and one warrant.  Subscribers  purchased each unit for
$0.40 and are entitled to exercise  warrant  rights to purchase one share of the common  stock of the company at a purchase  price of $.0.50 per share for a five year period on or after  September 1, 2002 and prior to  September 1, 2007.  The
Company received a total of $1,381,000 from this private placement.  The Company has  committed  to  register  the  above  underlying  shares  in a  registration statement  with  the  Securities  and  Exchange  Commission  within  90  days of completion of the offering.

Note 4 - Stock Options

During the first six months of 2002,  the  Company  granted  options to purchase
1,099,500  shares  at  exercise-  prices  of $.59 to $.94 per  share to  current employees and directors and consultants of the Company, under the Company's 1999
Stock Option Plan.  During the first six months of 2002,  315,000  stock options were exercised.

Note 5 - Related Party Transactions

The Company received advances from a related party in 2001 that totaled $166,000 at December 31, 2001. The entire amount was repaid during February 2002.

The Company has also entered into  transactions  and  agreements  with Wellpoint
Health  Networks,  Inc., in which a member of the Company's audit committee is a related party. (See Note 3, Warrants and Convertible Loan.)

Note 6 - Litigation

August 7, 2001, a former officer of the Company filed an action,  entitled Barry
J. McDonald v. Medix Resources,  Inc.,  f/k/a  International  Nursing  Services,
Inc., and John Yeros,  CN 01CV2119,  in the District  Court of Arapahoe  County,
Colorado,  against the Company and its former  President  and CEO. The plaintiff alleged (1) breach of an employment agreement,  a stock option agreement and the related stock option plan,  (2) a duty of good faith and fair  dealing,  and (3)
violation  of the  Colorado  Wage Claim Act. On August 13,  2002,  we reached an agreement in principal  with the  plaintiff to settle the  litigation  by paying plaintiff  $25,000 on or before October 1, 2002,  with no admission of liability on our part.  This  settlement is subject to the  negotiation and execution of a final settlement agreement.

On December 17, 2001, Vision Management  Consulting,  L.L.C., filed suit against us in the  Superior  Court of New Jersey,  Law  Division - Essex  County,  in an
action entitled Vision Management Consulting,  L.L.C. v. Medix Resources,  Inc.,
Docket No.  ESX-L-11438-01.  The  complaint  filed by Vision  alleged  breach of contract,  unjust enrichment,  breach of the duty of good faith and fair dealing and  misrepresentation  on the part of Medix in connection  with our performance under a  negotiated  settlement  agreement  which we had entered into to resolve certain  claims  that  existed  between  the  parties  and that arose out of the termination of operations of our Automated  Design Concepts  division earlier in
2001.  On August 12, 2002,  we reached an agreement in principal  with Vision to settle this litigation by payment from us to Vision of $55,000,  to be paid over the next  three  months,  with no  admission  of  liability  on our  part.  This settlement is subject to the  negotiation  and  execution of a final  settlement agreement.

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

We have reported net losses of ($10,636,000),  ($5,415,000) and ($4,847,000) for the years ended December 31, 2001, 2000 and 1999, respectively. At June 30, 2002 we had an  accumulated  deficit  of  ($36,925,000)  and a negative  net  working capital deficit of $(1,362,000).  These losses and negative  operating cash flow have caused our accountants to include a "going concern"  qualification in their report in connection  with their audit of our financial  statements for the year ended December 31, 2001.

We  expect  to  continue  to  experience  losses,  in  the  near  term,  as  our connectivity products are not yet deployed in full-scale  transaction production and  therefore  are not  generating  significant  revenue.  Working  capital  is
required   to  support   the   ongoing   development   and   marketing   of  the
Cymedix(R)service products until such time as revenue generation can support the
Company financially. To address this need, we are presently in negotiations with institutional sources regarding debt and equity instruments to fund the Company.
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

As of August 10, 2002, we had 62,923,624 shares of common stock outstanding.  As of that date, approximately 28,928,312 shares were issuable upon the exercise of outstanding  options,  warrants or other rights, and the conversion of preferred stock.  Most of these  shares  will be  immediately  saleable  upon  exercise or conversion  under  registration  statements  we have  filed  with the  SEC.  The exercise  prices of options,  warrants or other  rights to acquire  common stock presently  outstanding range from $0.19 per share to $4.97 per share. During the respective terms of the outstanding options, warrants, preferred stock and other outstanding  derivative  securities,  the holders are given the  opportunity  to profit from a rise in the market price of the common stock,  and the exercise of any options, warrants or other rights may dilute the book value per share of the common stock and put  downward  pressure on the price of the common  stock.  The existence of the options,  conversion  rights,  or any outstanding  warrants may adversely affect the terms on which we may obtain  additional  equity financing.
Moreover,  the holders of such securities are likely to exercise their rights to acquire common stock at a time when we would otherwise be able to obtain capital on terms  more  favorable  than  could  be  obtained  through  the  exercise  or conversion of such securities.  Any agreement to sell, or convert debt or equity securities into,  common stock at a future date and at a price based on the then current  market price will provide an incentive to the investor or third parties to sell the common  stock short to decrease the price and increase the number of shares they may receive in a future purchase, whether directly from us or in the market. Both our equity line of credit was priced and our outstanding $1,000,000 convertible  promissory  note is priced at a discount to the market price at the time of a future draw or conversion.

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

Results of Operation

Comparison of These Three Months Ended June 30, 2002 and June 30, 2001

Direct  costs  increased  $150,000  from $28,000 at June 30, 2001 to $178,000 at
June 30,  2002.  The  increase  reflects  expenses  incurred  by the company for licenses  and  service  fees  incurred  in  2002  related  to  establishment  of infrastructure necessary to provide connectivity services to our customers.

Research and development costs decreased  approximately  $311,000 or 97% for the three months ended June 30, 2001, to the three months ended June 30, 2002.  This decrease represents the Company's  capitalization of software  development costs for products where the preliminary project stage has been completed,  management has committed to funding the project and  completion and use of the software for its intended use is probable.

Selling,  general, and administrative  expenses decreased  approximately $29,000 from  $1,107,000 for the three months ended June 30, 2001, to $1,078,000 for the three months ended June 30, 2002.

Net loss from operations  decreased  approximately  $190,000 from $1,455,000 for the three months ended June 30, 2001, to  $1,265,000  for the three months ended
June 30, 2002, due to all of the reasons discussed above.

Financing  costs  decreased  in 2002 due to financing  costs  incurred in 2001of
$167,000 related to a $2.5 million  convertible  debt credit facility  available that did not exist in 2002.

Interest  expense  increased  $35,000 from June 30, 2001 to June 30, 2002 due to interest  accrued on the convertible  note issued by the company during February
2002.

Total net loss decreased  approximately  $326,000 from  $1,635,000 for the three months ended June 30, 2001,  to  $1,309,000  for the three months ended June 30,
2002, also due to the reasons discussed above.

Comparison of The Six Months Ended June 30, 2002 and June 30, 2001

Total  revenues for the six months ended June 30,  2002,  were $10,000  compared with $30,000 for the six months ended June 30, 2001.

Direct  costs  increased  $358,000  from $34,000 at June 30, 2001 to $392,000 at
June 30,  2002.  The  increase  reflects  expenses  incurred  by the company for licenses  and  service  fees  incurred  in  2002  related  to  establishment  of infrastructure necessary to provide connectivity services to our customers.

Research and development costs decreased  approximately  $219,000 or 37% for the six months  ended June 30, 2001,  to the six months  ended June 30,  2002.  This decrease represents the Company's  capitalization of software  development costs for products where the preliminary project stage has been completed,  management has committed to funding the project and  completion and use of the software for its intended use is probable.

Selling, general, and administrative expenses decreased approximately $1,049,000 or 35% from $3,017,000 for the six months ended June 30, 2001, to $1,968,000 for the six months ended June 30, 2002. The decrease is due to cost cutting measures implemented  by the  company  during  2001,  which  resulted  in  the  following decreases at June 30, 2002 compared to June 30, 2001:

        o     Salaries and wages, $(463,000).
        o     Travel and entertainment, $(27,000)
        o     Consulting fees, $(105,000)
        o     Legal fees, $(11,000)
        o     Black Scholes expense related to options and warrants granted to non-employees for services, $(245,000).
        o     Settlements (of lawsuits), $(119,000)
        o     Goodwill amortization, $(78,000)
        o     Shareholder relations, $(58,000)

Those decreases were partially offset by the following increases:

        o     Rent  expense,  $151,000,  due to terminating the New Jersey lease with a penalty of $34,000 and increased rent for consolidating our offices in New York City
        o     Insurance, $74,000, due to increased rates

Net loss from operations  decreased  approximately  $890,000 from $3,620,000 for the six months ended June 30, 2001, to $2,730,000  for the six months ended June
30, 2002, due to all of the reasons discussed above.

Financing  costs  decreased  in 2002 due to financing  costs  incurred in 2001of
$236,000 related to a $2.5 million  convertible  debt credit facility  available that did not exist in 2002,  offset by  financing  costs of $70,000  incurred in
February 2002 related to a $1,000,000 convertible debt facility, and $133,000 in financing  costs  related to  warrants  issued to an officer of the  company for loans he had made to the company during 2001.

Interest  expense  increased  $20,000 from June 30, 2001 to June 30, 2002 due to interest  accrued on the convertible  note issued by the company during February
2002,  as compared  to interest  accrued on the $2.5  million  convertible  debt facility in 2001.

Net loss  decreased  approximately  $908,000 from  $3,894,000 for the six months ended June 30, 2001, to $2,986,000  for the six months ended June 30, 2002,  due to the reasons discussed above.

Liquidity and Capital Resources

We have $281,000 in cash as of June 30, 2002 with net working capital deficit of
$(1,362,000)  at June 30, 2002.  During the six months ended June 30, 2002,  net cash used in operating  activities was  $2,580,000.  During the six months ended
June 30, 2002, we raised  $3,460,000  from the exercise of options and warrants, and the  issuance  of  common  stock  and  issuance  of  convertible  debt.  The additional cash generated  allowed us to pay down  outstanding  accounts payable outstanding at December 31, 2001. We have been delinquent, from time to time, in the payment of our current  obligations,  including  payments of withholding and other tax obligations. From time to time, members of senior management have made short-term  loans  to us to  meet  payroll  obligations.  However,  there  is no commitment  to continue  that  practice.  As noted  above,  we are  presently in negotiations with institutional sources regarding debt and equity instruments to fund the Company. While there can be no assurance that additional investments or financings  will be  available  to us as  needed,  management  fully  expects to conclude  the  necessary  financing  in the near term.  Failure  to obtain  such capital on a timely basis could result in lost business opportunities,  the sale of the  Cymedix(R)business  at a distressed  price or the  financial  failure of
Medix.

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

During April 2002,  the Company  initiated a private  placement of its $.001 par value common stock. A total of 3,452,500 units were placed through May 14, 2002, each  consisting  of one share of  common  stock  and one  warrant.  Subscribers purchased  each unit for $0.40 and are  entitled to exercise  warrant  rights to purchase  one share of the common  stock of the  company at a purchase  price of
$.0.50 per share for a five year period on or after  September 1, 2002 and prior to  September  1, 2007.  The Company  received a total of  $1,381,000  from this private  placement.  The Company has committed to register the above  underlying shares in a registration  statement with the Securities and Exchange  Commission within 90 days of completion of the offering.

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On December 17, 2001, Vision Management  Consulting,  L.L.C., filed suit against us in the  Superior  Court of New Jersey,  Law  Division - Essex  County,  in an
action entitled Vision Management Consulting,  L.L.C. v. Medix Resources,  Inc.,
Docket No.  ESX-L-11438-01.  The  complaint  filed by Vision  alleged  breach of contract,  unjust enrichment,  breach of the duty of good faith and fair dealing and  misrepresentation  on the part of Medix in connection  with our performance under a  negotiated  settlement  agreement  which we had entered into to resolve certain  claims  that  existed  between  the  parties  and that arose out of the termination of operations of our Automated  Design Concepts  division earlier in
2001.  On August 12, 2002,  we reached an agreement in principal  with Vision to settle this litigation by payment from us to Vision of $55,000,  to be paid over the next  three  months,  with no  admission  of  liability  on our  part.  This settlement is subject to the  negotiation  and  execution of a final  settlement agreement.

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

  Security                    Number of                                     Exemption
   Issued         Date         Shares     Consideration     Purchasers       Claimed
------------   ----------     ---------   -------------   --------------   ------------
Common Stock   April 2002       234,608      $88,956      Cornell          Section 4(2);
                                                          Capital          Rule 506 of
                                                          partners, LP     Regulation D
                                                          and Dutchess
                                                          Private
                                                          Equities Fund,
                                                          LP

Common Stock   May 2002       3,452,500   $1,381,000      A total of 47    Section 4(2);
                                                          individual       Rule 506 of
                                                          investors        Regulation D

Common Stock   April 2002       100,000      $25,000      Option exercise  Section 4(2)

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

            10.1   Binding   Letter  of  Intent  for  Pilot  and   Production
            Programs,   dated   September   8,  1999   between   Cymedix  and
            Professional  Claims  Services,  Inc. (d/b/a  WellPoint  Pharmacy
            management).

            10.2 Pilot  Agreement,  dated as of  December  28,  1999  between
            Cymedix and Professional  Claims Services,  Inc. (d/b/a WellPoint
            Pharmacy Management, Inc).

            10.3  Employment  Agreement  between  the Company and Mr. Mark W.
            Lerner, dated as of July 1, 2002.

            10.4  Employment  Agreement  between the Company and  Patricia A.
            Minicucci dated as of February 15, 2002.

            10.5  Employment  Agreement  between  the  Company  and  Louis E.
            Hyman dated as of May 14, 2002.

            10.6  Employment  Agreement  between  the  Company  and  Bryan R.
            Ellacott dated  as of March 1, 2002.

            99.1  Certification  by John R. Prufeta,  President and CEO under
            Section 906 of the Sarbanes-Oxley Act of 2002

            99.2  Certification  by Mark W. Lerner,  Executive Vice President
            and CFO under Section 906 of the Sarbanes-Oxley Act of 2002

b.    Reports on Form 8-K during the quarter reported on:

1) Form 8-K, filed with the  Commission on April 12, 2002,  reporting in Item
5 a  press  release  announcing  that  its  latest  version  of its  Cymedix(R)
product  suite,  Cymedix  III,  is  now  complete,  and  is  available  to be deployed in target  markets.

2) Form 8-K, filed with the  Commission on May 24, 2002,  reporting in Item 5 a  press  release  announcing  the  completion  of  a  private  placement  of securities raising $1,381,000.

3) Form 8-K, filed with the  Commission on June 4, 2002,  reporting in Item 5 a press  release  announcing  the formal  launch of market  activities in the state of  Georgia.

4) Form 8-K,  filed with the  Commission on June 14, 2002,  reporting in Item
5 a press  release  announcing  that the Company  would  provide a telephonic progress report.

5) Form 8-K,  filed with the  Commission on June 14, 2002,  reporting in Item
5 a press  release  announcing an agreement to expand its  relationship  with
Express  Scripts,   Inc.,  one  of  the  nation's  leading  pharmacy  benefit
managers.

6) Form 8-K,  filed with the  Commission on June 26, 2002,  reporting in Item
5 a press release  announcing  that  effective  July 1, 2002,  Mark W. Lerner will  replace  Gary L. Smith as the  Company's  Chief  Financial  Officer and
Secretary.

                                 SIGNATURES

      In accordance with the  requirements of the Securities  Exchange Act of
1934,  the  registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 19, 2002

                                  MEDIX RESOURCES, INC.
                                  (Registrant)

                                  /s/ Mark W. Lerner
                                  Mark W. Lerner

                                  Executive Vice President and Chief
                                   Financial Officer
                                   (Principal Financial and Accounting Officer)