Form 10-Q
period 2002-09-30
MEDIX RESOURCES INC
filed 2002-11-14
CIK 890784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2002

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
(State or other jurisdiction of incorporation           (I.R.S. Employer
or organization)                                        Identification No.)

420 Lexington Avenue, Suite 1830  New York, New York               10170
--------------------------------------------------------------------------------
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

     Indicate the number of shares  outstanding of each of the issuer's  classes of common stock, as of November 11, 2002.

        Common Stock, $0.001 par value                       71,302,815
        ------------------------------                       ----------
                     Class                                Number of Shares

                              MEDIX RESOURCES, INC.

                                      INDEX

PART I. Financial Information

          Item 1. Financial Statements

               Consolidated  Balance Sheets - September 30, 2002 (Unaudited) and
               December 31, 2001

               Unaudited  Consolidated  Statements of Operations -- For the Nine
               Months Ended September 30, 2002 and September 30, 2001

               Unaudited  Consolidated  Statements of Cash Flows -- For the Nine
               Months   Ended    September    30,   2002   and   September   30,
               2001

               Notes to Unaudited Consolidated Financial Statements

          Item 2.  Management's  Discussion and Analysis of Financial  Condition
               and Results of Operations

          Item 3. Quantitative and Qualitative Disclosures About Market Risk

          Item 4. Controls and Procedures

PART II. Other Information

          SIGNATURES

          Index to Exhibits

                              MEDIX RESOURCES, INC.

                           Consolidated Balance Sheets

                                                  September 30,     December 31,
                                                       2002             2001
                                                           (Unaudited)
                                     Assets
Current assets
  Cash and cash equivalents .....................  $   267,000      $     8,000
  Accounts receivable, trade ....................        1,000             --
  Prepaid expenses and other ....................      240,000          344,000
                                                   -----------      -----------
      Total current assets ......................      508,000          352,000

Software development costs, net .................    1,024,000          649,000
Property and equipment, net .....................      335,000          365,000
Goodwill, net ...................................    1,735,000        1,735,000
                                                   -----------      -----------

Total assets ....................................  $ 3,602,000      $ 3,101,000
                                                   ===========      ===========

                      Liabilities and Stockholders' Equity

Current liabilities
  Notes payable .................................  $    17,000      $   158,000
  Convertible notes payable .....................    1,000,000             --
   Advance from related party ...................       50,000
  Accounts payable ..............................      567,000          851,000
  Accounts payable-related parties ..............      130,000          166,000
  Accrued expenses ..............................      407,000          450,000
  Deferred revenue ..............................      155,000             --
  Accrued payroll taxes interest and penalties ..      131,000          131,000
                                                   -----------      -----------
      Total current liabilities .................    2,457,000        1,756,000
                                                   -----------      -----------

Stockholders' equity
  1996 Preferred stock, 10% cumulative
   convertible, $1 par value; 488 shares
   authorized; 155 shares issued; 1 share
   outstanding ..................................         --               --
  1999 Series B convertible preferred stock,
   $1 par value; 2,000 shares authorized; 1,832
   shares issued; 50 shares outstanding .........         --               --
  1999 Series C convertible preferred stock,
   $1 par value; 2,000 shares authorized; 1,995
   shares issued; 100 and 375 shares
   outstanding ..................................         --               --
  Common stock, $.001 par value; 100,000,000
   authorized; 65,842,599 and 56,651,409 issued
   and outstanding ..............................       66,000           56,000
  Dividends payable with common stock ...........        8,000            7,000
  Additional paid-in capital ....................   39,848,000       35,341,000
  Accumulated deficit ...........................  (38,777,000)     (34,059,000)
                                                  ------------     ------------
      Total stockholders' equity ................    1,145,000        1,345,000
                                                  ------------     ------------

Total liabilities and stockholders' equity ...... $  3,602,000     $  3,101,000
                                                  ============     ============

                             MEDIX RESOURCES, INC.

                 Unaudited Consolidated Statements of Operations

                                   For the Three  For the Three  For the Nine    For the Nine
                                   Months Ended   Months Ended   Months Ended    Months Ended
                                   September 30,  September 30,  September 30,   September 30,
                                       2002           2001           2002            2001
                                   .............  .............  .............   .............

Revenues ......................   $       --      $       --      $     10,000    $     30,000

Direct costs of services ......        103,000           5,000         495,000          38,000
                                  ------------    ------------    ------------    ------------

Gross margin ..................       (103,000)         (5,000)       (485,000)         (8,000)
                                  ------------    ------------    ------------    ------------

Software research and
 development costs ............        153,000         348,000         533,000         947,000

Selling, general and
 administrative expenses ......      1,422,000       1,594,000       3,390,000       4,611,000

Impairment of intangible Assets           --         1,111,000            --         1,111,000
                                  ------------    ------------    ------------    ------------

Net loss from operations ......     (1,678,000)     (3,058,000)     (4,408,000)     (6,677,000)

Other income ..................          2,000          11,000           7,000          11,000

Financing Costs ...............        (43,000)       (121,000)       (246,000)       (346,000)

Interest expense ..............        (13,000)        (15,000)        (71,000)        (64,000)
                                  ------------    ------------    ------------    ------------

Net loss ......................   $ (1,732,000)   $ (3,183,000)   $ (4,718,000)   $ (7,076,000)
                                  ============    ============    ============    ============

Net loss per common share .....   $      (0.03)   $      (0.06)   $      (0.08)   $      (0.14)
                                  ============    ============    ============    ============

Weighted average shares
outstanding ...................     63,767,646      51,267,407      60,698,928      49,308,780
                                  ============    ============    ============    ============

Had the Company adopted FAS 142 as of January 1, 2001, the historical amounts previously reported would have been adjusted to the following:

Net (loss) as reported                             $(3,183,000)                $(7,076,000)
Add back:  Goodwill amortization                      39,000                     121,000
                                                   -----------                 -----------

Adjusted net loss                                  $(3,144,000)                $(6,955,000)
                                                   ===========                 ===========

Basic and diluted  loss per share
as reported                                        $    (0.06)                 $    (0.14)
                                                   ==========                  ==========

Goodwill amortization                              $      --                   $      --
                                                   ===========                 ==========

Adjusted loss per share                            $    (0.06)                 $    (0.14)
                                                   ==========                  ==========

                            MEDIX RESOURCES, INC.

                 Unaudited Consolidated Statements of Cash Flows

                                                               For the Nine Months
                                                               Ended September 30,
                                                          ---------------------------
                                                               2002           2001
                                                          ------------    -----------
Cash flows from operating activities
  Net loss .............................................   $(4,718,000)   $(7,076,000)
  Adjustments  to  reconcile  net  income  (loss) to net
   cash flows (used in) provided by operating activities
    Depreciation and amortization ......................       238,000        375,000
    Amortization  of  discount  and  warrants-
     convertible debt ..................................        70,000        374,000
   Options  and  warrants  issued  in  conjunction  with
    stock issuance, services and for litigation
    settlements, respectively ..........................       177,000        503,000
   Options  and  warrants  issued  in for  consulting
    services ...........................................        92,000           --
   Write off of unrecoverable intangible assets, net              --        1,111,000
   Write off of leasehold improvements .................         7,000           --
   Net changes in current assets and current liabilities       589,000      1,130,000
                                                           -----------    -----------
      Net cash flows  (used in)  provided  by  operating
       activities ......................................    (3,545,000)    (3,583,000)
                                                           -----------    -----------
Cash flows from investing activities
  Software development costs incurred ..................      (522,000)      (366,000)
  Purchase of property and equipment ...................       (69,000)       (66,000)
                                                           -----------    -----------
      Net cash flows (used in) investing activities ....      (591,000)      (432,000)
                                                           -----------    -----------
Cash flows from financing activities
  Advances received on convertible note ................     1,000,000      1,500,000
  Advances from related party ..........................        50,000           --
  Proceeds from short term borrowings-related parties ..       155,000           --
  Repayment of short term borrowings-related parties ...      (191,000)          --
  Payments on capital leases and debt ..................      (208,000)      (130,000)
  Proceeds from the issuance of common stock, net of
   offering costs ......................................     3,474,000      1,481,000
  Net proceeds from exercise of options and warrants ...       115,000        230,000
                                                           -----------    -----------
      Net cash  flows  provided  by (used in)  financing
       activities ......................................     4,395,000      3,081,000
                                                           -----------    -----------

Net increase (decrease) in cash and cash equivalents ...       259,000       (934,000)
Cash and cash equivalents at beginning of period .......         8,000      1,007,000
                                                           -----------    -----------

Cash and cash equivalents at end of period .............   $   267,000    $    73,000
                                                           ===========    ===========

Non-cash and investing and financing activities for the nine months ended September 30,
 2002:

      Options and warrants valued at $92,000 for services provided.
      Options valued at $132,000 as financing costs issued to an officer for past financial support.
      An accrued liability of $590,000 for warrants earned in 2001 was satisfied by issuing the warrants.
      Warrants issued to related party in connection with advances provided valued at
       $45,000.
      In-the-money conversion feature on convertible debt valued at $70,000.
      Financed insurance policies of $65,000 by issuing a note payable.

Non-cash and investing and financing activities for the nine months ended September 30,
 2001:

      Conversion of preferred stock into common stock.
      Conversion of $1,000,000 note payable into 1,618,477 shares of common stock.
      Financed insurance policies of $3,000 by issuing a note payable.

                              MEDIX RESOURCES, INC.

              Notes to Unaudited Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

The consolidated  financial statements are unaudited and reflect all adjustments
(consisting only of normal recurring adjustments),  which are, in the opinion of management,  necessary for a fair  presentation  of the  financial  position and operating results for the interim periods. The unaudited  consolidated financial statements  as of September  30, 2002 have been  derived from audited  financial statements.  The unaudited  consolidated  financial  statements contained herein should be read in  conjunction  with the financial  statements and notes thereto contained  in the  Company's  Form 10-K for the fiscal year ended  December  31,
2001. The results of operations for the nine months ended September 30, 2002 are not  necessarily  indicative  of the results  for the entire  fiscal year ending
December 31, 2002.

Cost of Services Provided

Cost of services provided includes amortization of software development costs on projects ready for their intended use, license and data service fees.

Note 2 - Goodwill

                                                          September 30,
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

Note 3 - Equity Transactions

The Company  received  proceeds of $114,750  from the exercise of stock  options resulting  in the  issuance of 315,000  shares of common  stock during the first three quarters of 2002.

Equity Line

The Company had entered into an Equity Line of Credit Agreement dated as of June
12, 2001,  which was terminated by the mutual agreement of the parties on August
6, 2002. During the period January to April 2002, the Company received $972,000, net of commissions and escrow fees from eight equity line advances, resulting in the issuance of 1,954,715 shares of common stock.

Warrants

As of February 18,  2002,  the Company  executed a Amended and  Restated  Common
Stock Purchase Warrant  obligating the Company to issue up to 7,000,000 warrants under  an  agreement  with a  pharmacy  management  company  for  the  Company's proprietary  software to be interfaced with core medical service  providers,  in which one of the  Company's  audit  committee  members is a related party to the pharmacy management company.  The agreement provides for 3,000,000 warrants with an exercise  price of $.30,  3,000,000  warrants with an exercise price of $.50, and 1,000,000 warrants with an exercise price of $1.75 all expiring September 8,
2004.  The right to exercise  the  warrants  are earned in  increments  based on certain performance  criteria.  At September 30, 2002, 1,850,000 of the warrants had been earned.

The Company has the obligation to provide  5,150,000  warrants under the Amended and Restated  Common  Stock  Purchase  Warrant in the future if the  performance criteria specified are met.

The agreement  provides for a total of 5,150,000  remaining  warrants under five
performance   criteria   categories   which  can  be  earned  in  any  order  or
concurrently.  Had  all  of  the  remaining  performance  criteria  been  met at
September 30, 2002, the fair value of the related warrants and resulting expense would have been  approximately  $  $1,691,000,  using the  Black-Scholes  option pricing  model,  with  assumptions of 121%  volatility,  no dividend yield and a risk-free rate of 5.5%.

Convertible Loan

The Company entered into a secured convertible loan agreement dated February 19,
2002 with  WellPoint  Health  Networks  Inc. in which a member of the  Company's audit  committee is a related party,  pursuant to which we borrowed  $1,000,000.
The loan would have become  payable on February 19, 2003, if not converted  into our common  stock.  The loan earned  annual  interest at a floating  rate of 300 basis  points over prime,  as it is adjusted  from time to time,  which was also payable at maturity  and may be converted  into common  stock.  Conversion  into common  stock was at the  option of either  WellPoint  or Medix at a  contingent conversion price. The Company recorded  financing costs during the first quarter of 2002  associated  with this loan  agreement  as a result of the  in-the-money conversion  feature  totaling  $70,000.  The loan was  secured by the grant of a security interest in all Medix's  intellectual  property,  including its patent, copyrights and trademarks. Medix converted the principal of and interest accrued on the note into  2,405,216  common  shares on  October 9,  2002.  The  security interest in Medix's intellectual property was also released.

The Company  received a $50,000  advance from a director of the Company,  during
July  2002.  The  advance  allows  for  conversion  into  125,000  shares of the
Company's common stock. The Company also issued 125,000 warrants, exercisable at
$.50 per share in connection  with the advance.  This advance was converted into
125,000  shares of common stock  subsequent to September 30, 2002.  The warrants and number of conversion shares are identical to those offered under the private placements.

Private Placements

During April 2002,  the Company  initiated a private  placement of its $.001 par value common stock. A total of 3,452,500  units were placed,  each consisting of one share of common stock and one warrant.  Subscribers  purchased each unit for
$0.40 and are entitled to exercise  warrant  rights to purchase one share of the common  stock of the company at a purchase  price of $.0.50 per share for a five year period on or after  September 1, 2002 and prior to  September 1, 2007.  The
Company received a total of $1,381,000 from this private placement.  The Company has  committed  to  register  the  above  underlying  shares  in a  registration statement  with  the  Securities  and  Exchange  Commission  within  90  days of completion  of the offering.  Subsequently,  some of these  subscribers  holding warrants to purchase  1,770,000 shares of common stock, have agreed to amend the exercise period of their warrants from July 1, 2003 to December 31, 2008

During July 2002, the Company  initiated a second private placement of its $.001 par value common stock. A total of 3,600,000 units were placed during the period
July to  October  2002,  each  consisting  of one share of common  stock and one warrant.  Subscribers purchased each unit for $0.40 and are entitled to exercise warrant  rights to  purchase  one share of the common  stock of the company at a purchase price of $.0.50 per share for a five year period on or after January 1,
2003 and prior to January 1, 2008.  The Company  received a total of  $1,440,000 from this  private  placement.  The Company has  committed to register the above underlying  shares in a registration  statement with the Securities and Exchange
Commission within 90 days of completion of the offering.

Note 4 - Stock Options

During the first nine months of 2002,  the Company  granted  options to purchase
1,918,500  shares  at  exercise-  prices  of $.38 to $.94 per  share to  current employees and directors and consultants of the Company, under the Company's 1999
Stock Option Plan.  During the first nine months of 2002,  315,000 stock options were exercised.

Note 5 - Related Party Transactions

The Company received advances from a related party in 2001 that totaled $166,000 at December 31, 2001. The entire amount was repaid during February 2002.  During
July and August 2002, the Company received advances that totaled $130,000 from a related party.

The Company  also  received an advance of $50,000  from a member of the board of directors during July 2002, which was converted subsequent to September 30, 2002 into 125,000 shares of common stock.  The Company also issued 125,000  warrants, exercisable at $.50 per share in connection  with the advance.  The warrants and number of  conversion  shares are  identical to those  offered under the private placements.

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
Inc., and John Yeros,  CN 01CV2119,  in the District  Court of Arapahoe  County,
Colorado,  against the Company and its former  President  and CEO. The plaintiff alleged (1) breach of an employment agreement,  a stock option agreement and the related stock option plan,  (2) a duty of good faith and fair  dealing,  and (3)
violation  of the  Colorado  Wage Claim Act. On August 13,  2002,  we reached an agreement in principal  with the  plaintiff to settle the  litigation  by paying plaintiff  $25,000 on or before October 1, 2002,  with no admission of liability on our part. This settlement  agreement has been signed and the $25,000 was paid during September 2002.

On December 17, 2001, Vision Management  Consulting,  L.L.C., filed suit against us in the  Superior  Court of New Jersey,  Law  Division - Essex  County,  in an
action entitled Vision Management Consulting,  L.L.C. v. Medix Resources,  Inc.,
Docket No.  ESX-L-11438-01.  The  complaint  filed by Vision  alleged  breach of contract,  unjust enrichment,  breach of the duty of good faith and fair dealing and  misrepresentation  on the part of Medix in connection  with our performance under a  negotiated  settlement  agreement  which we had entered into to resolve certain  claims  that  existed  between  the  parties  and that arose out of the termination of operations of our Automated  Design Concepts  division earlier in
2001.  On August 12, 2002,  we reached an agreement in principal  with Vision to settle this litigation by payment from us to Vision of $55,000,  to be paid over the  next  three  months,  with no  admission  of  liability  on our  part.  The settlement  agreement has been signed and $32,000 of the  settlement  amount was paid during September 2002.

Subsequent Events - Acquisition Letter of Intent

On  October  30,  2002,  the  Company  announced  that  it  has  entered  into a non-binding Letter of Intent with PocketScript, LLC. Under the Letter of Intent,
Medix would purchase all of the assets of  PocketScript  and related  companies, subject to the  completion  of  satisfactory  due  diligence on the part of both companies and negotiation and execution of definitive  documents by December 20,
2002.  If  consummated,  Medix would issue its  convertible  preferred  stock to
PocketScript,  convertible into 12 million shares of common stock,  subject to a downward  adjustment if a certain  closing  value is not realized.  In addition,
Medix would issue up to $4 million in additional  convertible preferred stock if certain  business  enhancement  events occur within six months of the closing of the  acquisition.  The sale of any stock issued by Medix would be restricted for periods from 3 to 24 months after closing.  Medix must also pay to  PocketScript
$100,000 on or before October 31, 2002. Medix will also enter into employment or consulting agreements with key PocketScript  employees,  and will be required to raise $1  million  prior to  closing.  Finally,  PocketScript  will  obtain  the termination of a right of first refusal held by a third party.

Item 2: Management's  Discussion and Analysis of Financial Condition and Results
of Operations

Overview

We are an information  technology  company  headquartered in New York City, with offices in Agoura Hills, California,  Greenwood Village,  Colorado and Marietta,
Georgia.  We  specialize  in  the  development,   marketing  and  management  of
connectivity  solutions  for  clinical  and  business  transactions  within  the
healthcare  industry.   Through  our  wholly  owned  subsidiary,   Cymedix  Lynx
Corporation,  a Colorado  corporation,  we have developed  Cymedix(R),  a unique
healthcare   communication  technology  product.   Cymedix(R)software   provides
healthcare  institutions,  such as health plans, insurers and hospitals, as well as practicing physicians,  with a set of non-invasive technology tools to enable
Internet-based health care transactions among all parties.

Implementation of the Cymedix(R)products suite promises to speed and improve the efficacy of daily interactions between health caregivers and their staffs, other ancillary  providers  (such as labs or  pharmacy  benefit  managers),  insurance companies,  hospitals, Integrated Delivery Networks (IDNs) and Health Management
Organizations  (HMOs).  We believe  that the  market  for  robust and  practical healthcare solutions will grow rapidly, and that segment growth will continue to accelerate as the joined emphases of consumer  choice,  quality,  administrative service  and cost  containment  ratchets up demand for ever more  efficient  and
user-friendly   methods   of   delivering   quality   healthcare.    Using   the
Cymedix(R)tools,  medical professionals can order,  prescribe and access medical
information   from   participating   insurance   companies   and  managed   care
organizations,  as well as from any participating  outpatient  service provider, such as a laboratory or pharmacy. Currently we provide our products to physician users at no charge, and collect transaction fees from sponsoring payors whenever our  products  are used to  provide  services.  From  time to time,  we will pay honorariums or provide other  incentives to selected  physicians to engage their expertise  as members of  Company-sponsored  advisory  panels  provide  in-depth product feedback and establish "model office" operations in selected areas.

The  detection  of market  restrictions  that are local to Georgia  has led to a
rethinking   and   recalibration   of  physician   marketing  and   distribution
initiatives.  Specifically,  the Company will aggressively  implement and test a variety of complementary pathways to expedite distribution and deployment of our technologies  to  physician  communities  in multiple  markets,  including:  (i)
nationally-oriented  brand  building;  (ii) potential  franchising and outsource arrangements; and (iii) licensing and co-branding opportunities.

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

We have reported net losses of ($10,636,000),  ($5,415,000) and ($4,847,000) for the years ended December 31, 2001, 2000 and 1999, respectively. At September 30,
2002 we had an accumulated  deficit of ($38,777,000)  and a negative net working capital deficit of $(1,949,000).  These losses and negative  operating cash flow have caused our accountants to include a "going concern"  qualification in their report in connection  with their audit of our financial  statements for the year ended December 31, 2001.

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

We develop products for Internet-based communications and information management for medical service providers, through our wholly owned subsidiary, Cymedix Lynx
Corporation.  Our  Cymedix(R)products  are  still in the  development  and early deployment stage and have not generated any significant  revenue to date. We are funding  our  operations  through  the sale of our  securities.  Our  ability to continue to sell our securities can not be assured.

We are  still in the  process  of  gaining  experience  in  marketing  physician
connectivity  products,  providing  support  services,   evaluating  demand  for
products, financing a technology business and dealing with government regulation of health information technology products.  While we are putting together a team of experienced  executives,  they have come from different  backgrounds  and may require  some time to develop an efficient  operating  structure  and  corporate culture for our company. See "The Company-Recent Developments."

As a  developer  of  connectivity  technology  products,  we will be required to anticipate  and  adapt to  evolving  industry  standards  and new  technological developments.  The market for our products is  characterized  by  continued  and
rapid  technological   advances  in  both  hardware  and  software  development,
requiring  ongoing  expenditures  for  research  and  development,   and  timely
introduction  of  new  products  and  enhancements  to  existing  products.  The establishment of standards is largely a function of user acceptance.  Therefore, such standards are subject to change. Our future success, if any, will depend in part upon our ability to enhance existing  products,  to respond  effectively to technology  changes,  and to introduce  new products and  technologies  that are functional  and  meet  the  evolving  needs  of our  clients  and  users  in the
healthcare   information   systems   market.   The   introduction  of  physician
connectivity  products  in our market has been slow due,  in part,  to the large number of small practitioners who are resistant to change and the implicit costs associated  with change,  particularly  in a period of rising pressure to reduce costs in the market.  In addition,  the  integration of processes and procedures with several  payors and  management  intermediaries  in a market area has taken more time than anticipated. The resulting delays continue to prevent the receipt of significant  transaction  fees and cause us to continue to raise money by the sale of our securities to finance our operations.

Our early-stage market approach  concentrated  product distribution efforts in a single market (Atlanta,  GA), thereby  amplifying the effect of localized market restrictions on Company prospects,  and delaying large-scale distribution of our products.  While the Company  intends to mitigate  these local  factors  with an aggressive  strategy  to develop  alternate  distribution  channels  in multiple markets, there can be no assurance of near term success.

We  are  currently  devoting  significant   resources  toward  the  development,
distribution and deployment of our Cymedix(R)products. There can be no assurance that we will successfully complete the development of these products in a timely fashion or that our  current or future  products  will  satisfy the needs of the healthcare  information systems market.  Further, there can be no assurance that products  or  technologies  developed  by others will not  adversely  affect our competitive  position or render our products or technologies  noncompetitive  or obsolete.

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

Certain of our products provide  applications that relate to patient  medication histories and treatment plans. Any failure by our products to provide  accurate, secure and timely  information  could result in product liability claims against us by our clients or their affiliates or patients We do not yet have significant transactions  over our network,  so that the risks of a product  liability claim are low.  However,  we are  seeking  product  liability  coverage,  which may be prohibitive  in cost.  There can be no assurance  that we will be able to obtain such  coverage  at an  acceptable  cost or that  our  insurance  coverage  would adequately  cover any claim asserted against us. Such a claim could be in excess of the limits  imposed by any  policy we might be able to obtain.  A  successful claim brought against us in excess of any insurance coverage we might have could have a material adverse effect on our results of operations, financial condition or business.  Even unsuccessful  claims could result in the expenditure of funds in litigation, as well as diversion of management time and resources.

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

Competition can be expected to emerge from  established  healthcare  information vendors  and  established  or new  Internet  related  vendors.  The most  likely competitors  are  companies  with a focus on  clinical  information  systems and enterprises with an Internet commerce or electronic network focus. Many of these competitors  will have  access  to  substantially  greater  amounts  of  capital resources than we have access to, for the financing of technical,  manufacturing and marketing efforts. Frequently, these competitors will have affiliations with major medical product or software development  companies,  who may assist in the financing  of such  competitor's  product  development.  We will  seek to  raise capital to develop Cymedix products in a timely manner,  however, so long as our operations  remain  under-funded,  as they now are, we will be at a  competitive disadvantage.

The  success  of  the   development,   distribution   and   deployment   of  our
Cymedix(R)products  is dependent to a significant  degree on our key  management and technical  personnel.  We believe that our success will also depend upon our ability to attract,  motivate and retain highly skilled,  managerial,  sales and marketing,  and technical personnel,  including software programmers and systems architects  skilled in the computer  languages  in which our  Cymedix(R)products operate. Competition for such personnel in the software and information services industries is intense.  The loss of key  personnel,  or the inability to hire or retain qualified personnel,  could have a material adverse effect on our results of operations, financial condition or business.

We have raised substantial amounts of capital in private placements from time to time. The securities offered in such private placements were not registered with the SEC or any state agency in reliance upon exemptions  from such  registration requirements.  Such  exemptions  are  highly  technical  in  nature  and  if  we inadvertently  failed to comply with the  requirements  of any of such exemptive provisions,  investors  would have the right to rescind  their  purchase  of our securities or sue for damages.  If one or more  investors  were to  successfully seek such rescission or institute such suit,  Medix could face severe  financial demands that could material and adversely affect our financial position.

As of October 10, 2002, we had 68,935,315 shares of common stock outstanding. As of that date, approximately 29,777,312 shares were issuable upon the exercise of outstanding  options,  warrants or other rights, and the conversion of preferred stock.  Most of these  shares  will be  immediately  saleable  upon  exercise or conversion  under  registration  statements  we have  filed  with the  SEC.  The exercise  prices of options,  warrants or other  rights to acquire  common stock presently  outstanding range from $0.19 per share to $4.97 per share. During the respective terms of the outstanding options, warrants, preferred stock and other outstanding  derivative  securities,  the holders are given the  opportunity  to profit from a rise in the market price of the common stock,  and the exercise of any options, warrants or other rights may dilute the book value per share of the common stock and put  downward  pressure on the price of the common  stock.  The existence of the options,  conversion  rights,  or any outstanding  warrants may adversely affect the terms on which we may obtain  additional  equity financing.
Moreover,  the holders of such securities are likely to exercise their rights to acquire common stock at a time when we would otherwise be able to obtain capital on terms  more  favorable  than  could  be  obtained  through  the  exercise  or conversion of such securities.

Financings  that  may  be  available  to us  under  current  market  conditions,
frequently   involve  below  market  current  sales,  as  well  as  warrants  or convertible debt that require exercise or conversion  prices that are calculated in the future at a discount to the then market  price of our common  stock.  Any agreement to sell, or convert debt or equity  securities into, common stock at a future date and at a price based on the then  current  market price will provide an incentive to the investor or third  parties to sell the common stock short to decrease  the price and  increase  the  number of shares  they may  receive in a future purchase,  whether directly from us or in the market. The issuance of the common  stock in  connection  with such  exercise  or  conversion  may result in substantial dilution to the common stock holdings of other holders of our common stock.

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

Results of Operation

Comparison of These Three Months Ended September 30, 2002 and September 30, 2001

Direct costs increased  $98,000 from $5,000 at September 30, 2001 to $103,000 at
September 30, 2002. The increase  reflects  expenses incurred by the company for licenses  and  service  fees  incurred  in  2002  related  to  establishment  of infrastructure necessary to provide connectivity services to our customers.

Research and development costs decreased  approximately  $195,000 or 56% for the three months ended  September 30, 2001, to the three months ended  September 30,
2002.  This  decrease  represents  the  Company's   capitalization  of  software
development  costs for products  where the  preliminary  project  stage has been completed,  management  has committed to funding the project and  completion and use of the software  for its intended use is probable.  The Company is currently capitalizing  costs related to various  projects under its Cymedix Lab,  Cymedix
Pharmacy,  Cymedix  Universal  Interface and Cymedix  Internal  Support  Systems
areas.

Selling,  general, and administrative expenses decreased approximately $172,000, or 11% from  $1,594,000  for the three  months  ended  September  30,  2001,  to
$1,422,000 for the three months ended September 30, 2002.

Decreases consisted of the following:

                                        3 Months    3 Months
                                          ended       ended     Expense
                                        September   September   Increase/
                                          2001        2002     (Decrease)
                                        .........   .........  ..........
Black Scholes expense related to
 options and warrants granted to
 non-employees for services, and
 WellPoint warrant expense ..........    590,000     66,000    (524,000)

 Goodwill Amortization ..............     43,000       --       (43,000)
                                         -------    -------    ---------
                                                               (567,000)

This was partially offset by the following increases in expenses:

  Salaries, Wages and related taxes
   and benefits ......................   372,000    574,000    202,000

  Rent expense .......................    97,000    137,000     40,000

  Legal fees and settlement costs ....    67,000    177,000    110,000

  Consulting fees ....................    66,000    104,000     38,000

  Insurance expense ..................    63,000     90,000     27,000
                                         -------    -------   --------                                                                             --------
                                                               417,000

Loss from  impairment  decreased 100% from $1,111,000 for the three months ended
September 30, 2001 to $0 for the three months ended  September 30, 2002,  due to the write off of impaired goodwill relating to Automated Design Concepts,  Inc., and ZirMed.com during the third quarter of 2001.

Net loss from operations decreased approximately  $1,380,000 from $3,058,000 for the three months ended  September 30, 2001,  to $1,678,000  for the three months ended September 30, 2002, due to all of the reasons discussed above.

Financing  costs  decreased in 2002 due to financing  costs  incurred in 2001 of
$121,000 related to a $2.5 million  convertible  debt credit facility  available that did not exist in 2002  offset by $43,000 in  financing  costs  related to a convertible note issued during July 2002..

Total net loss decreased approximately  $1,451,000 from $3,183,000 for the three months  ended  September  30,  2001,  to  $1,732,000  for the three months ended
September 30, 2002, also due to the reasons discussed above.

Comparison of The Nine Months Ended September 30, 2002 and September 30, 2001

Total  revenues  for the nine months  ended  September  30,  2002,  were $10,000 compared with $30,000 for the nine months ended September 30, 2001.

Direct costs  increased  $457,000 from $38,000 at September 30, 2001 to $495,000 at September 30, 2002. The increase  reflects  expenses  incurred by the company for  licenses  and service fees  incurred in 2002  related to  establishment  of infrastructure  necessary  to provide  connectivity  services to our  customers.
Selling, general, and administrative expenses decreased approximately $1,221,000 or 26%  from  $4,611,000  for the nine  months  ended  September  30,  2001,  to
$3,390,000 for the nine months ended September 30, 2002.

The decrease is due to cost cutting  measures  implemented by the company during
2001,  which resulted in the following  decreases at September 30, 2002 compared to September 30, 2001:

                                         9 Months     9 Months
                                           ended        ended       Expense
                                         September    September     Increase/
                                           2001         2002       (Decrease)
                                         ---------    ---------    ----------

    Black Scholes expense related
    to options and warrants               892,000        93,000      (799,000)
    granted to non-employees for
    services, and WellPoint
    warrant expense

    Salaries and wages,                 1,485,000     1,257,000      (228,000)

    Consulting fees,                      419,000       291,000      (128,000)

 Goodwill Amortization                    122,000             -      (122,000)

    Settlements (of lawsuits),            179,000        80,000       (99,000)

    Shareholder relations,                189,000       141,000       (48,000)

    Travel and entertainment,             126,000        97,000       (29,000)
                                        ---------     ---------    ----------
                                                                   (1,453,000)

This was partially offset by the following increases in expenses:

 Rent expense                             308,000       490,000       182,000

 Insurance expense                        153,000       255,000       102,000
                                        ---------     ---------    ----------
                                                                      284,000

Loss from  impairment  decreased 100% from  $1,111,000 for the nine months ended
September 30, 2001 to $0 for the nine months ended  September  30, 2002,  due to the write off of impaired goodwill relating to Automated Design Concepts,  Inc., and ZirMed.com during the third quarter of 2001.

Net loss from operations decreased approximately  $2,269,000 from $6,677,000 for the nine months ended  September  30, 2001,  to  $4,408,000  for the nine months ended September 30, 2002, due to all of the reasons discussed above.

Financing  costs  decreased in 2002 due to financing  costs  incurred in 2001 of
$346,000 related to a $2.5 million  convertible  debt credit facility  available that did not exist in 2002,  offset by  financing  costs of $70,000  incurred in
February 2002 related to a $1,000,000  convertible  debt  facility,  $133,000 in financing  costs  related to  warrants  issued to an officer of the  company for loans he had made to the company  during 2001,  and $43,000 in  financing  costs related to a convertible note issued during July 2002.

Net loss decreased approximately  $2,358,000 from $7,076,000 for the nine months ended  September 30, 2001, to $4,718,000 for the nine months ended September 30,
2002, due to the reasons discussed above.

Liquidity and Capital Resources

We have  $267,000 in cash as of  September  30,  2002 with net  working  capital deficit of  $(1,949,000)  at September  30,  2002.  During the nine months ended
September 30, 2002, net cash used in operating activities was $3,545,000. During the nine months ended September 30, 2002, we raised $4,639,000 from the exercise of options  and  warrants,  and the  issuance  of common  stock and  issuance of convertible  debt.  The  additional  cash  generated  allowed  us  to  pay  down outstanding  accounts  payable  outstanding  at December 31, 2001.  We have been delinquent,  from  time to time,  in the  payment  of our  current  obligations, including payments of withholding and other tax obligations.  From time to time, members of senior  management have made  short-term  loans to us to meet payroll obligations. However, there is no commitment to continue that practice. As noted
above, we are presently in negotiations  with  institutional  sources  regarding debt and equity instruments to fund the Company. While there can be no assurance that  additional  investments  or financings  will be available to us as needed, management  expects to obtain the  necessary  financing.  Failure to obtain such capital on a timely basis could result in lost business opportunities,  the sale of the  Cymedix(R)business  at a distressed  price or the  financial  failure of
Medix.

The Company entered into a secured  convertible  loan agreement,  dated February
19,  2002,  pursuant  to which we  borrowed  $1,000,000  from  WellPoint  Health
Networks Inc. See footnote 3 to the Financial  Statements.  Medix  converted the note into 2,405,216 common shares on October 9, 2002.

During April 2002,  the Company  initiated a private  placement of its $.001 par value common stock. A total of 3,452,500 units were placed through May 14, 2002, each  consisting  of one share of  common  stock  and one  warrant.  Subscribers purchased  each unit for $0.40 and are  entitled to exercise  warrant  rights to purchase  one share of the common  stock of the  company at a purchase  price of
$.0.50 per share for a five year period on or after  September 1, 2002 and prior to  September  1, 2007.  The Company  received a total of  $1,381,000  from this private  placement.  The Company has committed to register the above  underlying shares in a registration  statement with the Securities and Exchange  Commission and has filed the registration  statement with the Commission,  [although it has not yet been declared effective].

During July 2002, the Company  initiated a second private placement of its $.001 par value common stock. A total of 3,600,000 units were placed,  each consisting of one share of common stock and one warrant.  Subscribers  purchased  each unit for $0.40 and are entitled to exercise  warrant  rights to purchase one share of the common  stock of the  company at a purchase  price of $.0.50 per share for a five year period on or after  January 1, 2003 and prior to January 1, 2008.  The
Company received a total of $1,440,000 from this private placement.  The Company has  committed  to  register  the  above  underlying  shares  in a  registration statement  with  the  Securities  and  Exchange  Commission  and has  filed  the registration  statement  with  the  Commission,  [although  it has not yet  been declared effective].

Item 4: Controls and Procedures

The Chief Executive  Officer and the Chief Financial Officer of Medix Resources,
Inc.  have  conducted an evaluation  of the  Company's  disclosure  controls and procedures  (as defined in Rule  13a-14(c) as  promulgated by the Securities and
Exchange  Commission under the Securities  Exchange Act of 1934, as amended (the
"Exchange  Act"))  within 90 days of the filing date of this  quarterly  report.
Based upon the results of this evaluation,  the Chief Executive  Officer and the
Chief  Financial  Officer  believe  that  the  Company  maintains  controls  and procedures  that are  effective  in  gathering,  analyzing  and  disclosing  all information in a timely fashion that is required to be disclosed in its Exchange
Act reports.  There have been no significant  changes in the Company's  controls subsequent to the evaluation date.

                             MEDIX RESOURCES, INC.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

August 7, 2001, a former officer of the Company filed an action,  entitled Barry
J. McDonald v. Medix Resources,  Inc.,  f/k/a  International  Nursing  Services,
Inc., and John Yeros,  CN 01CV2119,  in the District  Court of Arapahoe  County,
Colorado,  against the Company and its former  President  and CEO. The plaintiff alleged (1) breach of an employment agreement,  a stock option agreement and the related stock option plan,  (2) a duty of good faith and fair  dealing,  and (3)
violation  of the  Colorado  Wage Claim Act. On August 13,  2002,  we reached an agreement in principal  with the  plaintiff to settle the  litigation  by paying plaintiff  $25,000 on or before October 1, 2002,  with no admission of liability on our part. This settlement  agreement has been signed and the $25,000 was paid during September 2002.

On December 17, 2001, Vision Management  Consulting,  L.L.C., filed suit against us in the  Superior  Court of New Jersey,  Law  Division - Essex  County,  in an
action entitled Vision Management Consulting,  L.L.C. v. Medix Resources,  Inc.,
Docket No.  ESX-L-11438-01.  The  complaint  filed by Vision  alleged  breach of contract,  unjust enrichment,  breach of the duty of good faith and fair dealing and  misrepresentation  on the part of Medix in connection  with our performance under a  negotiated  settlement  agreement  which we had entered into to resolve certain  claims  that  existed  between  the  parties  and that arose out of the termination of operations of our Automated  Design Concepts  division earlier in
2001.  On August 12, 2002,  we reached an agreement in principal  with Vision to settle this litigation by payment from us to Vision of $55,000,  to be paid over the  next  three  months,  with no  admission  of  liability  on our  part.  The settlement  agreement has been signed and $32,000 of the  settlement  amount was paid during September 2002.

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

Item 2.  Changes in Securities and Use of Proceeds

Set forth below are the unregistered  sales of securities by the Company for the quarter  reported  on.  See  Note  3 to  the  unaudited  consolidated  financial statements  elsewhere  herein  for a  description  of the  terms of the Units of
Common Stock and warrants.

 Security               Number of                                   Exemption
  Issued       Date      Shares    Consideration   Purchasers        Claimed
---------    ---------  ---------  -------------   ------------   -------------

Common       July 2002   387,500     $155,000     A total of 2    Section 4(2);
Stock and                                         private         Rule 506 of
Warrants                                          investors       Regulation D

Common       August      750,000     $310,000     A total of 10   Section 4(2);
Stock and     2002                                private         Rule 506 of
Warrants                                          investors       Regulation D

Common       September  1,781,475     $710,000    A total of 17   Section 4(2);
Stock and     2002                                private         Rule 506 of
Warrants                                          investors       Regulation D

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

Ms. Patricia A Miniccuci,  formerly  Executive Vice President of Operations,  is leaving her employment  with Medix and is currently  negotiating  the terms of a separation agreement.

Item 6.  Exhibits and Reports on Form 8-K

     a.   Exhibits

          Included as exhibits  are the items listed on the Exhibit  Index.  The
          Registrant  will  furnish a copy of any of the  exhibits  listed below upon payment of $5.00 per exhibit to cover the costs to the Registrant of furnishing such exhibit.

          99.1 Certification by Darryl R. Cohen, President and CEO under Section
          302 of the Sarbanes-Oxley Act of 2002

          99.2 Certification by Mark W. Lerner, Executive Vice President and CFO
          under Section 302 of the Sarbanes-Oxley Act of 2002

          99.3 Copy of Letter of Intent  between the  Company and Pocket  Script
          LLC dated 10/25/025

     b.   Reports on Form 8-K during the quarter reported on:

     1) Form 8-K, filed with the Commission on August 5, 2002, reporting in Item
     5 a  press  release  announcing  the  initial  field  test  findings  for a laboratory connectivity project with Loyola University Medical Center.

     2) Form 8-K,  filed with the  Commission  on August 13, 2002,  reporting in
     Item 5 a press release  announcing the termination of the company's  equity line of credit agreement.

     3) Form 8-K, filed with the Commission on September 16, 2002,  reporting in
     Item 5 a press release  giving a progress  report on the  deployment of the company's product in the State of Georgia.

     4) Form 8-K, filed with the Commission on September 27, 2002,  reporting in
     Item 5 a press release announcing that the Board of Directors had appointed and new President and Chief Executive Officer of the company.

     5) Form 8-K, filed with the Commission on September 30, 2002,  reporting in
     Item 5 a press release  announcing that the Board of Directors had selected a new Chairman of the Board.

                             MEDIX RESOURCES, INC.

                                   SIGNATURES

In accordance with the requirements of the Securities  Exchange Act of 1934, the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

Dated:  November 13, 2002

                            MEDIX RESOURCES, INC.
                            (Registrant)

                            By:/s/ Mark W. Lerner
                               ------------------
                            Mark W. Lerner

                            Executive Vice President and Chief Financial Officer
                            (Principal Financial and Accounting Officer)

Certifications

President and CEO

I,  Darryl  R.  Cohen,  the  President  and  Chief  Executive  Officer  of Medix
Resources, Inc. (the "Registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Registrant;

2. Based on my  knowledge,  this  quarterly  report  does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such statements were made, not  misleading  with respect to the period covered by this quarterly report;

3.  Based  on my  knowledge,  the  financial  statements,  and  other  financial information  included in this quarterly  report,  fairly present in all material respects the financial  condition,  results of operations  and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The  Registrant's  other  certifying  officers  and  I are  responsible  for establishing and maintaining  disclosure  controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material
     information   relating  to  the  Registrant,   including  its  consolidated
     subsidiaries,  is  made  known  to  us by  others  within  those  entities, particularly  during  the period in which  this  quarterly  report is being prepared;

     b) evaluated the effectiveness of the Registrant's  disclosure controls and procedures  as of a date  within 90 days prior to the  filing  date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness  of the  disclosure  controls  and  procedures  based  on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation,  to the Registrant's auditors and the audit committee of
Registrant's board of directors (or persons performing the equivalent function):

     a) all  significant  deficiencies  in the design or  operation  of internal controls which could adversely affect the  registrant's  ability to record, process,  summarize and report  financial data and have  identified for the
     Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud,  whether or not material,  that involves  management or other employees  who  have  a  significant  role  in  the  Registrant's  internal controls; and

6. The  Registrant's  other  certifying  officers  and I have  indicated in this quarterly  report  whether or not there  were  significant  changes in  internal controls or in other factors that could  significantly  affect internal controls subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 7, 2002

                                    /s/ Darryl R. Cohen
                                    -------------------
                                    Name: Darryl R. Cohen
                                    Title: President and Chief Executive Officer

Executive Vice President and CFO

I, Mark W. Lerner,  the Executive Vice President and Chief Financial  Officer of
Medix Resources, Inc (the "Registrant"), certify that:

1. I have reviewed this quarterly report on Form 10-Q of the Registrant;

2. Based on my  knowledge,  this  quarterly  report  does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such statements were made, not  misleading  with respect to the period covered by this quarterly report;

3.  Based  on my  knowledge,  the  financial  statements,  and  other  financial information  included in this quarterly  report,  fairly present in all material respects the financial  condition,  results of operations  and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The  Registrant's  other  certifying  officers  and  I are  responsible  for establishing and maintaining  disclosure  controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material
     information   relating  to  the  Registrant,   including  its  consolidated
     subsidiaries,  is  made  known  to  us by  others  within  those  entities, particularly  during  the period in which  this  quarterly  report is being prepared;

     b) evaluated the effectiveness of the Registrant's  disclosure controls and procedures  as of a date  within 90 days prior to the  filing  date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness  of the  disclosure  controls  and  procedures  based  on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation,  to the Registrant's auditors and the audit committee of
Registrant's board of directors (or persons performing the equivalent function):

     a) all  significant  deficiencies  in the design or  operation  of internal controls which could adversely affect the  registrant's  ability to record, process,  summarize and report  financial data and have  identified for the
     Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud,  whether or not material,  that involves  management or other employees  who  have  a  significant  role  in  the  Registrant's  internal controls; and

6. The  Registrant's  other  certifying  officers  and I have  indicated in this quarterly  report  whether or not there  were  significant  changes in  internal controls or in other factors that could  significantly  affect internal controls subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 7, 2002

                                       /s/ Mark W. Lerner
                                       ------------------
                                       Name: Mark W. Lerner
                                       Title: Executive Vice President and Chief
                                       Financial Officer