Form 10-K
period 2002-12-31
MEDIX RESOURCES INC
filed 2003-03-27
CIK 890784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                         Commission file number: 0-24768

                              MEDIX RESOURCES, INC.
             (Exact name of registrant as specified in its charter)

                 Colorado                              84-1123311
     (State or other jurisdiction of         (I.R.S. Employer Identification No.)
      incorporation or organization)

           The Graybar Building
           420 Lexington Avenue
                Suite 1830                                10170
            New York, New York
 (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including             (212) 697-2509
area code:

Securities registered pursuant to Section    Common Stock - $.001 par value
12(b) of the Act:                           The Common Stock is listed on the
                                                 American Stock Exchange

Securities registered pursuant to Section                 None
12(g) of the Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [ ]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the voting common equity held by non-affiliates of the  registrant as of June 30, 2002 was  approximately  $23.3 million based upon the  closing  price  of the  registrant's  common  stock on the  American  Stock
Exchange,  as of the last  business day of the most  recently  completed  second fiscal quarter (June 28, 2002).  (For purposes of determining this amount,  only directors,  executive officers, and 10% or greater stockholders have been deemed affiliates.)

On February 28, 2003,  80,877,065  shares of the registrant's  common stock, par value $0.001 per share, were outstanding.

This Annual Report on Form 10-K and the documents  incorporated  herein  contain
"forward-looking  statements"  within  the  meaning  of the  Private  Securities
Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown  risks,  uncertainties  and other  factors  which  may cause the  actual results,  performance or achievements of the Company, or industry results, to be materially  different  from any  future  results,  performance  or  achievements expressed  or  implied  by such  forward-looking  statements.  When used in this
Annual Report,  statements that are not statements of current or historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, the  words  "plan",  "intend",  "may,"  "will,"  "expect,"  "believe",  "could,"
"anticipate,"   "estimate,"  or  "continue"  or  similar  expressions  or  other
variations   or   comparable   terminology   are   intended  to  identify   such
forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as  required  by law,  the  Company  undertakes  no  obligation  to  update  any forward-looking  statements,  whether  as a result  of new  information,  future events or otherwise.

                                Table of Contents

                                 Form 10-K Index

                                     PART I

Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders

                                   PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

Item 6. Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                    PART III

Item 10  Directors and Executive Officers of the Registrant
Item 11  Executive Compensation
Item 12  Security Ownership of Certain Beneficial Owners
          and Management and Related Stockholder Matters
Item 13  Certain Relationships and Related Transactions
Item 14  Controls and Procedures

                                     PART IV

Item 15  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K
Signatures

                                     PART I

Item 1.  BUSINESS

     Medix   Resources,   Inc.  ("the  Company",   "we",  "us",  or  "our")  was
incorporated  under the laws of the  State of  Colorado  in 1988  under the name
Nur-Staff  West,  Inc.  On May 24,  1988,  we  changed  our  name to  Med-Temps,
Incorporated,  and on February  16, 1990,  we changed our name to  International
Nursing  Services,  Inc.  On  February  17,  1998,  we changed our name to Medix
Resources,  Inc.  From 1988 until 2000,  we  operated as a temporary  healthcare staffing company, with offices at various times in Colorado, New York, Texas and
California.  We disposed of the healthcare  staffing operations in February 2000 and retained only the offices in Colorado.  In January 1998, we acquired Cymedix
Corporation,  which was  merged  into our  wholly  owned  healthcare  technology subsidiary,  Cymedix Lynx Corporation,  and in 2000 began focusing solely on the development and  commercialization  of software and  connectivity  solutions for certain areas of the healthcare industry.

Overview

     We develop and intend to market  communication  technologies for use in the healthcare  industry  primarily  at the  point  of  care.  We  have  focused  on electronic  prescribing  of drugs,  laboratory  orders  and  laboratory  results because these represent the majority of the transactions  performed at the point of care,  and  remain  largely a  paper-based  starting  point for  transferring information in the healthcare system. Our goal is to close the gap in electronic or automated processing by providing technologies and work-flow processes at the point of care. Our technologies  would enable  point-of-care  providers ("POCs")
(i.e.  physician  or  caretaker)  to  connect  with  other  participants  in the healthcare  system.  At this time, we are focused  primarily on healthcare value chain intermediaries  ("HVCIs") (e.g. pharmacy,  lab, pharmacy benefit managers, pharmaceutical  companies,  etc.).  Our  products  are  designed  to improve the accuracy  and  the  efficiency  of the  processes  of drug  prescribing  and the ordering of laboratory tests and the receiving of laboratory results.

     When we shifted to this business in 2000,  our plan was initially to deploy the technology in a single market.  We began to test this approach in April 2002 with a small,  local sales and  installation  team in Georgia that  deployed the
Cymedix  technology  to physician  practices.  By August 2002 it was clear to us that although the technology  worked and physicians were using the system,  this approach was not going to be commercially  viable for several reasons  including slow  adoption by  physicians  unless there was an economic  incentive,  limited support by major HVCIs, and the high cost of marketing,  sales, installation and service associated with serving individual and small medical practices. Based on these results, the initial deployment in Georgia was halted in August 2002.

     At that time, we evaluated the business of automating  the  transaction  at the point of care and concluded  that a viable  business  could be built,  but a different approach would be required than originally anticipated.  Based on this evaluation,  in September 2002, our Board recruited  certain new senior managers including a new chief  executive  officer to assist us in  pursuing  alternative approaches to developing and deploying technology at the point of care.

     Our current plan for the  commercialization  of our technology is to target
physician   practices   and  other   POC   centers   that  have  the   following
characteristics:  sufficient patient volume;  clear economic incentive,  such as administrative  savings and time savings;  commitment to electronic  transfer of point of care information;  and HVCI or other healthcare participant support for the rollout of the technology.  Subject to the above criteria,  our goal remains to connect  from the point of care to the  various  segments  of the  healthcare industry  that meet these  criteria,  such as health  plans,  insurers,  skilled nursing facilities,  pharmacy benefit management companies ("PBMs"),  pharmacies and pharmaceutical companies.

     We believe  that it is important  to deploy  technologies  that are easy to adopt or already have established markets. As such, on March 4, 2003 we acquired assets from Comdisco Ventures, Inc. that were formerly used by ePhysician,  Inc.
in its software and technology  business prior to its cessation of operations in
2002. ePhysician point-of-care technologies enable physicians to securely access and send  information to pharmacies,  billing  service  companies,  and practice management  systems via the Palm  OS(R)-based  handheld device and the Internet, meeting our  objective  of deploying a  recognized  technology.  Our goal is the integration of the Cymedix and e-Physician  technologies and to market them on a commercial basis.

     We have been in business  since 1988.  We decided in 2000 to dispose of the temporary  healthcare  staffing business to focus on the healthcare software and connectivity  solutions  industry.  The development of technology and the future marketing of  connectivity  solutions is our sole business at this time. Our net operating  loss is due to this  transition  and the  ongoing  efforts to build a commercially  viable business in point-of-care  automation.  We currently do not have any active users of our products.

     Our  principal  executive  office is located at The Graybar  Building,  420
Lexington Avenue, Suite 1830, New York, New York 10170, and our telephone number is (212) 697-2509.  We have closed our California and Colorado  offices,  and we are actively pursuing an exit to our leases in Georgia and California.

Industry Background

     Growth of the medical information  management  marketplace is driven by the need to share significant  amounts of accurate clinical and patient  information among all participants in the healthcare  system.  The U.S. Centers for Medicare and Medicaid  Services  estimates that $1.4 trillion  dollars,  (14% of the U.S.
gross domestic  product) was spent on healthcare in 2001. It also estimates that healthcare  expenditures are expected to grow to approximately  $2.8 trillion by
2011, due to increasingly  expensive and sophisticated  clinical technology,  an aging  population  base and the growing  demands of  newly-empowered  and health conscious consumers. Health economists estimate that 20% or more of the nation's total  healthcare  expenditures  are  spent on  backroom  administration.  These economists also estimate that another 10% of these expenditures are attributable to the consequences of adverse health events caused by inaccurate or unavailable patient information.

     Healthcare  has many  participants.  For Medix,  the relevant  participants include the approximately 645,000 practicing physicians, 6,200 hospitals, 16,500 nursing homes, 8,000 home healthcare  agencies,  4,500 independent  laboratories and  thousands  of managed care  organizations  and other  ancillary  healthcare providers in the U.S. The larger organizations in healthcare have over the years
installed   large-scale   automated  systems  to  structure  and  share  uniform
information.  Physician  practices,  which are mostly comprised of five or fewer physicians,  have systems to support billing,  and some clinical  activity.  The same is  true of  hospitals.  However,  very  few  provider  organizations  have automated the first point of a transaction, which is often at the point of care.
At the point of care,  most  practitioners  rely on paper and pen, which is only later  converted to electronic  form.  Generally,  the industry has  large-scale
administrative  and  financial   processing  systems,   but  little  transaction
automation at the point of care.

     The  industry  is  highly  regulated.  There  are both  federal  and  state regulations.  A federal regulation has been established relating to, among other areas, the management of information,  called the Health  Insurance  Portability and  Accountability Act ("HIPAA").  This act, among other things,  specifies the communication  standards  for  administrative  and  clinical  electronic  health information. Under HIPAA, by October 16, 2003, POCs and HVCIs, who transmit data electronically  will be required  to use  technology  that meets HIPAA  security standards with respect to electronic transactions and code sets.

Technology

     Our developing technology platform and its resulting products, as discussed below, are intended to provide  connectivity of medical related information from the point of care to HVCIs, over the Internet,  safely,  efficiently and easily.
It is our intention to combine aspects of the ePhysician  product  functionality with our existing  Cymedix  technologies,  resulting in our ultimate  technology platform,  which we intend to commercialize (these combined technologies are the
"Merged Technology").  The Merged Technology is intended to improve the accuracy and the  efficiency  of the  processes of drug  prescribing  and the ordering of laboratory  tests and the  receiving of  laboratory  results and will be focused around a device-neutral architecture that uses proven workstation,  handheld and wireless technologies.

     The technology assets acquired from ePhysician include product modules that we believe will allow us to augment the feature set of our software.  Aspects of
ePhysician's core technology architecture,  including product functionality such as charge capture and partner messaging,  will be evaluated for inclusion in our technology foundation.

     The  existing  Cymedix  technology  is divided into three  distinct  areas,
Cymedix  Pharmacy,  Cymedix  Laboratory  and  the  Cymedix  Universal  Interface
("CUI"). Our Cymedix Pharmacy product automates the prescription writing process for a medical  practice.  The Cymedix  Pharmacy  product allows a POC to perform real-time  transactions  to  determine  patient  eligibility  for  drug  benefit coverage,  and medication history and formulary compliance at the point-of-care.
Our Cymedix  Laboratory  product allows a POC to electronically  submit lab test orders and to receive lab test  results.  The  Cymedix Lab product can  exchange real-time  lab  orders  and  lab  results  with  reference  and  facility  based laboratories.  The CUI enables our Cymedix  Pharmacy and Laboratory  products to extract data from a POC's practice  management system in an automated and secure manner. While we have not yet deployed these products with customers, we believe that these technologies are all functional,  subject to appropriate  integration with potential customers' systems.

     The  laboratory  product that will be included in the Merged  Technology is solely based on Cymedix's technology, as ePhysician does not have any laboratory
functionality.   The  CUI  will  be  combined   with   ePhysician's   extraction
technologies, which had been developed to work with over 150 practice management systems.  Access  to  patient  data  appears  to be a key  aspect  of any of our potential  product  offerings,  irrespective  of target market,  so we expect to continue investing in the expansion of the extraction capabilities of the Merged
Technology.

     The  feature  set  of  our  Merged  Technology  will  include  most  of the functionality  described in the following charts.  However, we expect to add and subtract functionality based on the needs of the end-users we pursue.

-----------------------  -------------------------------------------------
PRODUCT                  TARGETED FUNCTIONALITY

Pharmacy                 o     Pharmacy benefit manager identification
                                (eligibility verification and an
                                automatic link to formulary / benefits
                                information).
                         o     Electronic Prescribing (retail and mail
                                order)
                         o     Medication History
                         o     Treatment and formulary compliance
                         o     Drug to Drug interaction, drug to
                                allergy, duplicate therapy and other
                                clinical checks
                         o     Messaging and prompts
                         o     Compliance analysis

Lab                      o     Complete Lab Order Entry
                         o     Medical necessity verification
                         o     24/7 results reporting (partial and full)
                         o     Specimen tracking
                         o     Messaging and prompts

Patents, Trademarks and Copyrights

     US Patent No 5,995,939  was issued on November 30, 1999 to our wholly owned subsidiary,  Cymedix Lynx Corporation.  That patent covers our automated service request and fulfillment system and will expire October 14, 2017.

     Cymedix registered U.S.  Trademark  Registration No. 2,269,377 for the mark
CYMEDIX in  connection  with  "computer  software  for data base and  electronic record  management in the healthcare  field" on August 10, 1999, U.S.  Trademark
Registration  No.  2,316,240  for the mark  LYNX in  connection  with  "computer software to provide secure communication on a global  communication  information network" on February 8, 2000, and U.S. Trademark  Registration No. 2,409,248 for
the mark  CYMEDIX.COM  in connection  with  "computer  software for database and electronic  record  management in the healthcare field" on November 28, 2000. We do not intend to utilize these trademarks as part of the Merged Technology.

     Cymedix has obtained seven copyright registrations for two versions of each of three modular software  components of the Cymedix suite of products,  as well as a technical  evaluation  document that  describes the software  products.  No assurance can be given that any of our software products will receive additional patent or other intellectual property protection. Cymedix has assigned the above patent and copyright  registrations  to Medix.  It is unclear whether any of the existing  copyrights  or the  patent  will  inure any  significant  value to our business in the future.

     We seek to protect our software,  documentation and other written materials primarily  through a combination of trade secret,  trademark and copyright laws, confidentiality  procedures and contractual provisions.  In addition, we seek to avoid  disclosure  of our trade  secrets,  by, among other  things,  restricting access  to our  source  code and  requiring  those  persons  with  access to our proprietary information to execute confidentiality agreements with us.

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

     From time to time, we may be involved in intellectual property disputes. We may notify others that we believe their products  infringe upon our intellectual property  rights,  and others may notify us that they  believe that our products infringe on their  intellectual  property  rights.  We expect that  providers of
eHealth  solutions will  increasingly be subject to  infringement  claims as the number of  products  and  competitors  in our  industry  grows  and  traditional
suppliers  of  healthcare  data  and   transaction   solutions  begin  to  offer
Internet-based   products.  If  our  proprietary   technology  is  subjected  to
infringement  claims,  we may  have to  expend  substantial  amounts  to  defend ourselves,  and, if we lose,  pay damages or seek a license from third  parties, which could delay the  commercialization  of our  products.  If our  proprietary technology  is  infringed  upon,  we may have to expend  substantial  amounts to prosecute the  infringing  parties,  and we may  experience  losses if we cannot support our claim of infringement.

Business Strategy

     While  we  continue  the  development  of  our  Merged  Technology,  we are evaluating ways to deploy these technologies to the healthcare  marketplace.  We are currently exploring whether individual  potential markets for deployment are on financial  terms that would be commercially  feasible and worth pursuing.  We currently do not have any customers for our products.

     Some  PBMs  have  been  willing  to  pay  transaction  fees  to  electronic prescribers for prescriptions delivered  electronically for their covered lives.
These  transaction  fees  may not  justify  the  cost of  deploying  our  Merged
Technology  to POCs.  Our existing  contract with Medco Health  Solutions,  when implemented,  would pay us transaction fees on their covered lives. We intend to explore the  possibilities of PBMs,  health plans and other  interested  parties providing us with  additional  financial  assistance  that might better  justify deploying our Merged Technology to a targeted POC audience of their choosing. At this time,  it is not  certain  whether  this plan will be a viable  part of our business  if  and  when  our  Merged  Technology  is  available  for  commercial deployment.

     We are also  beginning to explore  other  distribution  channels and venues through which our Merged  Technology could be deployed.  We believe  potentially attractive areas for us to pursue must offer us an opportunity to aggregate POCs
or  prescriptions  in  a  concentrated   manner.   Skilled  nursing  facilities,
institutional  pharmacies,  hospices and veteran's hospitals appear to be venues that  may  have  attractive  characteristics  for the  commercialization  of our products.  While  the  Merged  Technology  may  meet  certain  aspects  of these opportunities,  we expect that each area we  ultimately  pursue,  if any,  would require  us to  undertake  additional  development  work.  In  evaluating  these distribution channels and venues, we plan to focus on ease of entry into a given distribution  channel  or venue,  and the  potential  to  extract  a  reasonable economic return from a paying customer.  We do not intend to deploy our products to areas where we would need to invest significant financial resources. Instead, we are seeking opportunities where we perceive that we might be able to generate attractive  levels of revenue over reasonable  periods of time. Our intention is to develop short pilot opportunities with interested potential  customers,  with the hope of moving to a revenue producing  relationship within the 2003 calendar year. No assurance can be given that this goal can be achieved.  It is important to note that we have  never  deployed  our  Cymedix  product  in any  meaningful manner, and have not yet attempted to deploy our Merged Technology, and in fact, the development  process of our Merged Technology is still underway,  precluding us from attempting to deploy our Merged Technology at this time.

     Formulary  compliance,  which  is the  ability  of an  HVCI  to  have a POC prescribe  a  pharmaceutical  product of the HVCI's  choice,  is an area that we intend to explore.  We believe our technologies have the possibility of enabling an HVCI to  achieve  better  formulary  compliance.  We may seek to  prove  this premise in a given  marketplace  through pilot projects,  so as to attract HVCIs for whom this capability would be a material attraction. The key manner in which our Merged Technology could affect formulary compliance is through messaging and placement of information, intended to affect the POCs prescribing behavior prior to having  prescribed  any product.  We have not yet explored this area, and our
Merged Technology may not prove to be commercially viable in the manner in which we contemplate its use in this area.

                                  RISK FACTORS

     In  addition  to the  other  information  contained  in  this  report,  the
following  risk  factors  should  be  considered   carefully  in  evaluating  an
investment  in  Medix  Resources,  Inc.  and in  analyzing  our  forward-looking statements.

                             Risks Related to Medix

Our continuing  losses endanger our viability as a going-concern  and caused our accountants to issue a "going concern" exception in their annual audit report.

     We reported net losses of  $9,014,000,  $10,636,000  and $5,415,000 for the years ended  December 31,  2002,  2001 and 2000,  respectively.  At December 31,
2002, we had an  accumulated  deficit of $43,073,000  and a net working  capital deficit of $252,000.  Our products are in the development  and early  deployment stage and have not generated any revenue to date. We are funding our  operations through the sale of our securities.  Our independent accountants have included a
"going  concern"  exception in their audit reports on our audited 2002, 2001 and
2000 financial statements.

Our need for  additional  financing  is acute and  failure  to  obtain  adequate financing could lead to the financial failure of our company.

     We expect to continue to experience  losses,  in the near term,  until such time as the Merged  Technology can be successfully  deployed with physicians and produce  revenue.  The continuing  development,  marketing and deployment of the
Merged Technology will depend upon our ability to obtain  additional  financing.
The Merged  Technology  is in the  development  stage and has not  generated any revenue to date.  We are  funding  our  operations  now  through the sale of our securities.  There can be no assurance that additional investments or financings will be available  to us on  favorable  terms or at all as needed to support the development and deployment of Merged Technology.  Failure to obtain such capital on a timely basis could result in lost business  opportunities,  the sale of the
Merged Technology at a distressed price or the financial failure of our company.

We have a limited number of authorized shares of common stock for issuance,  and if our  shareholders  do not approve of an increase in the authorized  number of shares of our common stock, we will be unable to raise additional capital.

     We  currently  have  125,000,000  shares of  common  stock  authorized  for issuance under our certificate of  incorporation,  and as of February 28th 2002, have  80,877,065  outstanding  shares of common stock and  37,064,527  shares of common  stock  reserved  for  issuance  under  existing  options,  warrants  and outstanding  shares  of our  convertible  preferred  stock.  Thus,  we only have
7,058,408  shares of common stock that are available for issuance.  We intend to request that our shareholders approve, at a special meeting of shareholders,  an increase  in the  number of shares of common  stock  that we are  authorized  to issue.  However, we cannot predict the outcome of that vote. If our shareholders do not approve of the  increase in the number of shares of common  stock that we are authorized to issue, we will be unable to raise additional capital.

Medix has frequent  cash flow  problems  that often cause us to be delinquent in making  payments to our vendors and other  creditors,  which may cause damage to our  business  relationships  and cause us to incur  additional  expenses in the payment of late charges and penalties.

     During  2002,  from time to time,  our lack of cash flow caused us to delay payment  of our  obligations  as they  came due in the  ordinary  course  of our business.  In some cases,  we were  delinquent in making payments by the legally required  due dates.  At our four  office  locations,  we had 48 monthly  rental payments due in the aggregate during 2002. Two of those payments were late. Such payments  were paid  within 30 days of their due  date.  All  payments  plus any required penalties were ultimately paid with respect to our 2002 obligations. We had 26 Federal  withholding  and other  payment due dates.  Of those,  three due dates were  missed.  The  resulting  delinquencies  ranged  from one to ten days before the required payments were made. We paid the resulting  penalties as they were billed.  We had state  withholding  obligations  in five states,  Colorado,
California,  Georgia,  New  Jersey  and New York.  Although  we were not late in making withholding  payments in those five states during 2002, we have been late in prior periods. Similarly, although we were not late in making deposits of our employees'  401(k)  contributions  during 2002, we have been late in making such deposits in the past.  During 2003,  we may be  delinquent  from time to time in meeting our obligations as they become due.

While we have had operations since 1988, we are better  considered a development stage  company,  which  means our  products  and  services  have not yet  proved themselves commercially viable and therefore our future is uncertain.

     Although we have had operations  since 1988,  because of our move away from temporary healthcare staffing,  we have a relatively short operating history and limited  financial  data upon which you may evaluate our business and prospects, and are better considered a development stage company. In addition, our business model is likely to  continue  to evolve as we  attempt to  develop  our  product offerings  and  enter  new  markets.  As a  result,  our  potential  for  future profitability must be considered in light of the risks, uncertainties,  expenses and difficulties  frequently encountered by development stage companies that are attempting  to move into new markets  and  continuing  to innovate  with new and unproven  technologies.  We are still in the  process of gaining  experience  in
marketing   physician   connectivity   products,   providing  support  services,
evaluating demand for products, financing a technology business and dealing with government  regulation of health information  technology products.  While we are putting together a team of experienced executives, they have come from different backgrounds  and  may  require  some  time to  develop  an  efficient  operating structure and corporate culture for our company.

We rely on healthcare  professionals  for the quality of the information that is transmitted through our  interconnectivity  systems,  and we may not be paid for our  services  by  third-party  payors  if that  quality  does not meet  certain standards.

     The  success of our  products  and  services in  generating  revenue may be subject to the quality and completeness of the data that is generated and stored by  the  physician  or  other  healthcare  professional  and  entered  into  our interconnectivity  systems,  including  the  failure  to  input  appropriate  or accurate information. Such failure may negatively affect our ability to generate revenue and our reputation.

Our market,  healthcare  services,  is rapidly  changing and the introduction of
Internet  connectivity  services  and  products  into that market has been slow, which may cause us to be unable to develop a profitable  market for our services and products.

o    As a developer of connectivity  technology products, we will be required to anticipate and adapt to evolving  industry  standards and new technological developments.  The market for the Merged  Technology  is  characterized  by continued  and rapid  technological  advances in both hardware and software development,  requiring ongoing  expenditures for research and development, and timely  introduction  of new  products  and  enhancements  to  existing products.  The  establishment  of  standards  is largely a function of user acceptance.  Therefore,  such  standards are subject to change.  Our future success,  if any, will depend in part upon our ability to enhance  existing products,  to respond effectively to technology  changes,  and to introduce new products and  technologies  that are  functional  and meet the evolving needs of our  clients  and  users  in the  healthcare  information  systems market.

o    The introduction of physician  connectivity products in our market has been slow due,  in part,  to the large  number  of small  practitioners  who are resistant  to  change  and  the  implicit  costs  associated  with  change, particularly  in a period of rising pressure to reduce costs in the market.
     In addition,  the  integration  of processes  and  procedures  with several payors and management  intermediaries  in a market area has taken more time than  anticipated.  The resulting delays continue to prevent the receipt of transaction fees and cause us to continue to raise money by the sale of our securities to finance our operations.

o    Our early-stage market approach  concentrated  product distribution efforts in a single market  (Atlanta,  Georgia),  thereby  amplifying the effect of localized market  restrictions on our prospects,  and delaying  large-scale distribution  of our  products.  While we intend to  mitigate  these  local factors  with a strategy  to develop  alternate  distribution  channels  in multiple markets, there can be no assurance that we will be successful.

o    We cannot assure you that we will successfully  complete the development of the Merged  Technology in a timely fashion or at all or that our current or future  products  will  satisfy  the  needs of the  healthcare  information systems market. Further, we cannot assure you that products or technologies developed by others will not adversely  affect our competitive  position or render our products or technologies noncompetitive or obsolete.

As a provider  of medical  connectivity  products  and  services,  we may become liable for product liability claims that could have a materially  adverse effect on our financial condition.

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

Our industry,  healthcare,  continually experiences rapid change and uncertainty that could result in issues for our business  planning or operations  that could severely impact on our ability to become profitable.

     The healthcare and medical  services  industry in the United States is in a period  of  rapid  change  and  uncertainty.  Governmental  programs  have  been proposed,  and some adopted, from time to time, to reform various aspects of the
U.S.  healthcare  delivery system.  Some of these programs contain  proposals to increase  government  involvement in healthcare,  lower  reimbursement rates and
otherwise  change  the  operating   environment  for  our  physician  users  and
customers.  Particularly,  HIPAA and the regulations that are being  promulgated under it are causing the healthcare  industry to change its procedures and incur substantial  cost in doing so. Although we expect these  regulations to have the beneficial  effect of spurring  adoption  of our  software  products,  we cannot predict with any  certainty  what impact,  if any,  these and future  healthcare reforms might have on our business.

We rely on intellectual property rights, such as copyrights and trademarks,  and unprotected  propriety technology in our business operations and to create value in our companies;  however, protecting intellectual property frequently requires litigation and close legal  monitoring  and may adversely  affect our ability to become profitable.

o    Our  wholly  owned  subsidiary,   Cymedix  Lynx  Corporation,  has  certain
     intellectual property relating to its software business.  These rights have been assigned by our subsidiary to the parent company, Medix Resources. The intellectual  property  legal  issues for  software  programs,  such as the
     Cymedix(R)products,  are  complex  and  currently  evolving.  Since  patent applications are secret until patents are issued,  in the United States, or published,  in other countries,  we cannot be sure that we are the first to file any  patent  application.  In  addition,  we  cannot  assure  you that competitors,  many of which have far greater resources than we do, will not apply for and  obtain  patents  that will  interfere  with our  ability  to develop  or market  the  Merged  Technology.  Further,  the laws of certain foreign  countries do not provide the protection to  intellectual  property that is provided in the United States,  and may limit our ability to market our  products  overseas.  While  we  have no  prospects  for  marketing  or operations  in foreign  countries at this time,  future  opportunities  for growth in foreign markets,  for that reason, may be limited. We cannot give any  assurance  that the scope of the rights that we have been  granted are broad enough to fully protect the Merged Technology from infringement.

o    Litigation  or  regulatory  proceedings  may be  necessary  to protect  our intellectual  property rights,  such as the scope of our patent rights.  In fact, the information  technology and healthcare  industries in general are characterized  by substantial  litigation.  Such  litigation and regulatory proceedings  are very  expensive  and could be a  significant  drain on our resources  and  divert  resources  from  product  development.  There is no assurance  that we will have the  financial  resources to defend our patent rights  or other  intellectual  property  from  infringement  or  claims of invalidity.  A party has notified us that it believes our pharmacy  product may infringe on patents that it holds.  We have retained patent counsel who has made a preliminary  investigation  and determined that our product does not infringe on the  identified  patents.  At this time no legal action has been instituted.

o    We also rely upon unprotected  proprietary  technology and no assurance can
     be  given  that  others  will  not  independently   develop   substantially
     equivalent proprietary  information and techniques or otherwise gain access to or  disclose  our  proprietary  technology  or that we can  meaningfully protect our rights in such unpatented proprietary  technology.  We will use our best  commercial  efforts to protect such  information  and techniques;
     however,  we cannot  assure you that such efforts will be  successful.  The failure  to  protect  our  intellectual  property  could  cause  us to lose substantial  revenues and to fail to reach our financial potential over the long term.

Because our business is highly  competitive  and there are many  competitors who are  financially  stronger than we are, we are at risk of being  outperformed in staffing,  marketing,  product  development and customer  services,  which could severely limit our ability to become profitable.

o    eHealth  Services.  Competition can be expected to emerge from  established healthcare  information  vendors and  established  or new Internet  related vendors. The most likely competitors are companies with a focus on clinical information systems and enterprises with an Internet commerce or electronic network focus.  Many of these competitors will have access to substantially greater  amounts  of  capital  resources  than we have  access  to, for the financing of technical,  manufacturing and marketing  efforts.  Frequently, these  competitors  will have  affiliations  with major medical  product or software  development  companies,  who may assist in the  financing of such competitor's product development.  We will seek to raise capital to develop the  Merged  Technology  in a  timely  manner,  however,  so  long  as  our operations  remain  under-funded,  as  they  now  are,  we  will  be  at  a competitive disadvantage.

o    Personnel.  The success of the development,  distribution and deployment of the Merged  Technology  is  dependent  to a  significant  degree on our key management and technical  personnel.  We believe that our success will also depend upon our ability to attract,  motivate  and retain  highly  skilled,
     managerial,  sales  and  marketing,  and  technical  personnel,   including
     software  programmers  and  systems  architects  skilled  in  the  computer languages in which the Merged  Technology  operates.  Competition  for such personnel in the software and information  services  industries is intense.
     The loss of key  personnel,  or the  inability to hire or retain  qualified personnel,  could  have  a  material  adverse  effect  on  our  results  of operations, financial condition or business.

We have relied on the private placement  exemption to raise substantial  amounts of capital, and could suffer substantial losses if that exemption was determined not to have been properly relied upon.

     We have raised  substantial  amounts of capital in private  placements from time to  time.  The  securities  offered  in such  private  placements  were not registered  with the SEC or any state agency in reliance  upon  exemptions  from such registration  requirements.  Such exemptions are highly technical in nature and if we  inadvertently  failed to comply with the  requirements of any of such exemptive  provisions,  investors would have the right to rescind their purchase of our  securities  or  sue  for  damages.  If one or  more  investors  were  to successfully  seek such  rescission  or institute  any such suit,  we could face severe  financial  demands  that  could  materially  and  adversely  affect  our financial position.

The impact of shares of our common stock that may become  available  for sale in the future may result in the market price of our stock being depressed.

     As of  December  31,  2002,  we  had  77,160,815  shares  of  common  stock outstanding.  As of that date approximately 33,153,728 shares were issuable upon the  exercise  of  outstanding  options,  warrants  or  other  rights,  and  the conversion of preferred stock. Most of these shares will be immediately saleable upon exercise or conversion under registration statements we have filed with the
SEC. The exercise prices of options,  warrants or other rights to acquire common stock presently outstanding range from $.25 per share to $4.97 per share. During the respective terms of the outstanding options,  warrants,  preferred stock and other outstanding derivative  securities,  the holders are given the opportunity to profit from a rise in the market price of the common stock,  and the exercise of any options,  warrants or other rights may dilute the book value per share of our common stock and put downward pressure on the price of the common stock. The existence of the options,  conversion  rights,  or any outstanding  warrants may adversely affect the terms on which we may obtain  additional  equity financing.
Moreover,  the holders of such securities are likely to exercise their rights to acquire common stock at a time when we would otherwise be able to obtain capital on terms  more  favorable  than  could  be  obtained  through  the  exercise  or conversion of such securities.

Because of  dilution  to our  outstanding  common  stock  from the below  market pricing features of financings that are available to us, the market price of our stock may be depressed.

     Financings  that may be available  to us under  current  market  conditions frequently  involve below market  sales,  as well as the issuance of warrants or convertible debt that require exercise or conversion  prices that are calculated in the future at a discount to the then market  price of our common  stock.  Any agreement to sell, or convert debt or equity  securities into, common stock at a future date and at a price based on the then  current  market price will provide an incentive to the investor or third  parties to sell the common stock short to decrease  the price and  increase  the  number of shares  they may  receive in a future purchase,  whether directly from us or in the market. The issuance of our common  stock in  connection  with such  exercise  or  conversion  may result in substantial dilution to the common stock holdings of other holders of our common stock.

Because of market  volatility  in our stock price,  investors may find that they have a loss position if emergency sales become necessary.

     Historically,   our  common  stock  has   experienced   significant   price
fluctuations. One or more of the following factors influence these fluctuations:

o    unfavorable  announcements  or press  releases  relating to the  technology sector;

o    regulatory,  legislative or other developments affecting our company or the healthcare industry generally;

o    conversion of our preferred stock and convertible debt into common stock at conversion  rates based on current  market  prices or  discounts  to market prices,  of our common  stock and exercise of options and warrants at below current market prices;

o    sales by those  financing  our company  through an equity line of credit or convertible  securities  which have been registered with the SEC and may be sold into the public market immediately upon receipt; and

o    market  conditions  specific to  technology  and  internet  companies,  the healthcare industry and general market conditions.

In addition, in recent years the stock market has experienced  significant price and volume  fluctuations.  These fluctuations,  which are often unrelated to the operating  performance of specific  companies,  have had a substantial effect on the market price for many healthcare related technology companies.  Factors such as those cited  above,  as well as other  factors  that may be  unrelated to our operating performance, may adversely affect the price of our common stock.

The  application  of the "penny stock" rules to our common stock may depress the market for our stock.

     Trading of our common  stock may be subject to the penny  stock rules under the Securities  Exchange Act of 1934, as amended,  unless an exemption from such rules is available.  Broker-dealers  making a market in our common stock will be required to provide disclosure to their customers regarding the risks associated with our common stock,  the suitability for the customer of an investment in our common stock,  the duties of the  broker-dealer  to the customer and information regarding  bid and  asked  prices  for our  common  stock,  and the  amount  and description of any  compensation the  broker-dealer  would receive in connection with a  transaction  in our common  stock.  The  application  of these rules may further  result in fewer market  makers  making a market in our common stock and further restrict the liquidity of our common stock.

RECENT DEVELOPMENTS

     On March 4, 2003, we purchased from Comdisco Ventures,  Inc.  substantially all of the  assets  formerly  used  by  ePhysician,  Inc.  in its  software  and technology  business  prior to its  cessation  of  operations  in  2002.  We are evaluating the newly acquired  technology to determine how best to integrate our
Cymedix  technology  with the  ePhysician  technology,  resulting  in our Merged
Technology.  From its formation in 1998,  through its cessation of operations in
November 2002, ePhysician developed and provided ePhysician Practice, a suite of software products that enables physicians to prescribe medications,  access drug reference data, schedule patients,  view formulary information,  review critical patient  information  and  capture  charges  at the  point of care  using a Palm
OS(R)-based handheld device and the Internet.

     On March 5, 2003, we terminated  our merger  agreement  with  PocketScript,
LLC. We had entered into a  non-binding  Letter of Intent with  PocketScript  on
October 30, 2002 and had executed a definitive  merger agreement on December 19,
2002 to acquire PocketScript subject to certain conditions of closing.

COMPETITION

     Healthcare  Connectivity Services.  The market for healthcare  connectivity services  continues  to be evolving and highly  fragmented.  No clear leader has emerged.  Several  competitors have exited the market during the past two years, having  failed to prove the  viability of their  businesses  or having  depleted their  financial  resources.  The technology  companies in this market  include, large  traditional  technology  vendors  such as Siemens,  General  Electric and
Hewlett Packard, as well as various healthcare-centric technology companies such as Misys Healthcare Systems, WebMD, ProxyMed, NaviMedix and Allscripts.

     There are other connectivity  companies in the United States, both publicly and  privately  held,  that compete  directly or indirectly  with us.  Moreover, competition can be expected to emerge from  established  healthcare  information vendors  and  established  or new  Internet  related  vendors.  The most  likely competitors  are  companies  with a focus on  clinical  information  systems and enterprises with an Internet commerce or electronic network focus. Currently, we view our main competitors as WebMD, ProxyMed,  NaviMedix and Allscripts, as well as practice  management  system vendors that may elect to build versus  partner.
These competitors have greater financial resources and marketing capability than we do and may have technology  resources that are superior to ours. We will seek to raise  capital to develop and  implement  our Merged  Technology  in a timely manner, however, as long as our operations remain under funded, as they are now, we will be at a competitive disadvantage.

     We believe that we can be competitive  in this industry  because our Merged
Technology  will be built on a scalable  technology  architecture,  our  product features appear to fill a need in the healthcare connectivity marketplace and we will have  extraction  capabilities  allowing us to interface with a significant number of practice management systems.

GOVERNMENT REGULATION

       Federal and state laws and  regulations  regulate  many  aspects of our business.  Since  sanctions  may be  imposed  for  violations  of these  laws, compliance  is a  significant  operational  requirement.  We believe we are in substantial  compliance with all existing legal  requirements  material to the operation  of our  business.  There are,  however,  significant  uncertainties involving  the  application  of  many  of  these  legal  requirements  to  our
business.   We  are  unable  to  predict  what  additional  federal  or  state legislation or regulatory  initiatives  may be enacted in the future  relating to our  business or the  healthcare  industry  in general,  or what effect any such  legislation  or  regulations  might  have on us. We cannot  provide  any assurance  that  federal  or  state  governments  will not  impose  additional restrictions  or adopt  interpretations  of  existing  laws that  could have a material  adverse  affect on our  results or  operations,  financial  position and/or cash flow from operations.

     HIPAA and Standardized  Transactions.  Our  sponsor-customers and physician users must comply with the Administrative Simplification provision of the Health
Insurance  Portability  and  Accountability  Act of 1996  (HIPAA),  under  which regulations  for  governing  privacy,  electronic  transactions  and code  sets, security  and  unique  identifiers  have been,  or are in the  process of being, implemented. Our products must contain features and functionality that allow our customers and users to comply with existing law and regulations.

     HIPAA  regulations  will  have  a  major  effect  on us as  well  as  other participants in the healthcare industry.  Significant resources will be required
to  implement  these  regulations.   Major  retooling  of  medical   information
technology  will be  required  to install the  required  standardized  codes and procedures.  Transaction  standards,  code sets, and identifiers will need to be installed on medical participants'  networks and office computers.  Security and privacy regulations will be difficult to implement and maintain because they are broad in scope and require  ongoing  vigilance to assure  compliance.  Estimated costs of  implementation  vary  widely,  but will be in the  billions of dollars throughout the United States. Failure to comply could put us or other healthcare participants out of business.

     We believe  that the Merged  Technology  is  designed  to comply with known
HIPAA  regulations.  However,  until all such  regulations are issued and final, they could be modified,  which may require us to expend additional  resources to comply with the revised standards. In addition,  given their novelty, breadth in scope, and uncertainty as to  interpretation,  implementation  will be uncertain and the  possibility of  inadvertently  failing to meet these standards is high.
Such failure could result in fines and penalties  being  assessed  against us or cause our business to suffer in other ways.

     Government  Regulation of the  Internet.  New laws and  regulations  may be adopted with respect to the Internet or other on-line  services  covering issues such as privacy, pricing, content, copyrights,  distribution and characteristics and  quality  of  products  and  services.  The  adoption  of any  new  laws  or regulations  may impede the growth of the  Internet or other  on-line  services, which could  decrease the demand for our  software  applications  and  services, increase our cost of doing business,  or otherwise have an adverse effect on our business, financial condition and results of operations. Moreover, the manner in which existing laws in various  jurisdictions  governing issues such as property ownership,  sales and other taxes, libel and personal privacy will be applied to activities on the Internet is uncertain and may take years to resolve.  Any such new  legislation or regulation,  the  application of laws and  regulations  from jurisdictions  whose  laws  do  not  currently  apply  to our  business,  or the application  of existing laws and  regulations  to the Internet and other online services  could  have a  material  adverse  effect  on our  business,  financial condition and results of operations.

     Confidentiality and Security.  While HIPAA, as discussed above, is expected to be the most important set of laws and regulations  regarding  confidentiality and security issues for companies in the healthcare industry,  state regulations may also  continue  to apply  to  confidentiality  of  patient  records  and the circumstances  under which such  records may be released  for  inclusion  in our
databases.   Such  regulations  govern  both  the  disclosure  and  the  use  of confidential patient medical records.  Such regulations could require holders of such information,  including us, to implement costly security  measures,  or may materially  restrict the ability of healthcare  providers to submit  information from patient records using our  applications.  We utilize an  architecture  that incorporates encrypted messaging, firewalls and other security methods to assure customers of a compliant and secure computing environment. However, no technical security  procedure is infallible,  and we will always be at risk of a breach of security by either willful human effort or inadvertent  human error.  If we were found liable for any such breach,  such  finding  could have a material  adverse affect on our business, financial condition and results of operations.

     False  Claims Act.  Under the federal  False Claims Act,  liability  may be imposed on any  individual or entity who knowingly  submits or  participates  in submitting  claims for  payment  to the  federal  government  which are false or fraudulent, or which contain false or misleading information. Liability may also be imposed on any  individual  or entity  that  knowingly  makes or uses a false record  or  statement  to avoid an  obligation  to pay the  federal  government.
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

     Government Investigations. There is significant scrutiny by law enforcement authorities,  the U.S.  Department  of  Health  and  Human  Services  Office  of
Inspector  General,  the courts and Congress of  agreements  between  healthcare providers and suppliers or other  contractors  that have a potential to increase utilization of government healthcare resources. In particular, scrutiny has been placed on the coding of claims for payment, incentive programs that increase use of a product and  contracted  billing  arrangements.  Investigators  have looked beyond the  formalities  of business  arrangements  to determine the  underlying
purposes  of  payments  between  healthcare   participants.   Although,  to  our
knowledge,  neither  we  nor  any  of  our  customers  is  the  subject  of  any investigation,  we cannot tell whether we or our customers will be the target of governmental investigations in the future.

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
Violations may result in civil and criminal  sanctions and penalties.  If any of our healthcare  communications or electronic  commerce activities were deemed to be inconsistent with the Federal  Anti-Kickback Law or with state  anti-kickback or illegal  remuneration  laws, we could face civil and criminal penalties or be barred from such  activities.  Further,  we could be required to restructure our
existing  or  planned  sponsorship  compensation   arrangements  and  electronic
commerce activities in a manner that could harm our business.

     If compliance with government  regulation of healthcare  becomes costly and difficult for us and our customers, we may not be able to implement our business plan, or we may have to abandon a product or service we are providing or plan to provide altogether.

Employees

     As of March 14, 2003, we had 21 full-time and no part-time  employees.  Ten of these  employees  are  involved  in software  programming  and support of the
Cymedix  network,  four are involved in the marketing and deployment of product, and seven are involved in our administrative and financial  operations.  None of our employees is represented by a labor union,  and we have never  experienced a work  stoppage.  We believe  our  relationship  with our  employees  to be good.
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

ITEM 2.   PROPERTIES

     Our principal  executive office is located at 420 Lexington  Avenue,  Suite
1830, New York, NY 10170.  In addition,  we have three other offices  located in
Colorado, California and Georgia .

                                                 Lease
                                      Square   Expiration      2003
                                     Footage      Date      Rent (est.)
                                    ---------  ----------   ----------
          New York, New York          10,495   1-31-2005      $288,560
          Greenwood Village,
           Colorado (1)                2,967   7-31-2003        58,185
          Agoura Hills, California
           (2)                         3,474   3-31-2007        79,207
          Marietta, Georgia  (2)       2,060   2-28-2004        31,930
                                    ---------               ----------
       Totals                         18,996                $ 457,882
                                    =========               ==========
----------------
(1)  In connection with the sale of our remaining  staffing business in 2000, we subleased  2,735 square feet of this space to the  purchaser,  who will pay
     $50,000 in rent  annually for such space until July 31, 2003.  In 2002,  we sublet an additional 2,269 square feet at market rates until July 31, 2003.
     We remain jointly liable for rental payments on such subleased spaces until the end of the  sublease  and liable for all the space until the end of the lease indicated above.

(2)  As a result of the cessation of our deployment  efforts in Georgia,  and in order to eliminate  overhead,  we have closed our  California  and Colorado offices,  and we are actively pursuing an exit to our leases in Georgia and
     California.  Given current market conditions, we are not optimistic that an attractive  exit  strategy  exists,  but we are  seeking  to  mitigate  our obligations  on these two leases.  Our lease in Colorado  is  scheduled  to expire in mid-2003,  and will not be renewed,  as we have  consolidated all previous functions  performed in Colorado to New York City. We believe that our New York  facility  will be suitable for our needs for the  foreseeable future.  We have insured all of our  properties  at the levels  required to meet our lease  obligations.  We believe that these  levels are  reasonable measures of adequate levels of insurance.

ITEM 3. LEGAL PROCEEDINGS

     In the normal  course of business,  the Company may be party to  litigation from time to time. Current legal proceedings are as follows:

     Tufts Associated Health Plans,  Inc. has threatened to commence  litigation against us for allegedly  breaching the Services and Support  Agreement  between
Tufts and the Company.  Tufts has alleged that because of the termination of the merger agreement between the Company and PocketScript,  the Company is unable to provide the products and  services as  contemplated  by the Services and Support
Agreement  and is in  "material  breach"  thereunder.  We  disagree  with Tufts'
allegations. At this time, litigation has not been commenced.

     On August  7,  2001,  a former  officer  of the  Company  filed an  action, entitled Barry J. McDonald v. Medix Resources, Inc., f/k/a International Nursing
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

     On December 17, 2001,  Vision  Management  Consulting,  L.L.C.,  filed suit against us in the Superior Court of New Jersey,  Law Division - Essex County, in
an action  entitled Vision  Management  Consulting,  L.L.C. v. Medix  Resources,
Inc., Docket No. ESX-L-11438-01. The complaint filed by Vision alleged breach of contract,  unjust enrichment,  breach of the duty of good faith and fair dealing and  misrepresentation  on the part of Medix in connection  with our performance under a  negotiated  settlement  agreement  which we had entered into to resolve certain  claims  that  existed  between  the  parties  and that arose out of the termination of operations of our Automated  Design Concepts  division earlier in
2001.  On August 12, 2002,  we reached an agreement in principle  with Vision to settle this litigation by payment from us to Vision of $55,000,  to be paid over the  next  three  months,  with no  admission  of  liability  on our  part.  The settlement  agreement  has been signed and the full  $55,000 was paid in 2002 in compliance with the settlement.

     A party has notified us that it believes our pharmacy  product may infringe on  patents  that it  holds.  We have  retained  patent  counsel  who has made a preliminary  investigation  and determined that our product does not infringe on the identified patents. At this time no legal action has been instituted.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

The  following  matters were  submitted to our  shareholders  at the 2002 Annual
Meeting of Shareholders held on October 8, 2002:

Proposal #1         Election of Directors    For      Withheld
                    ---------------------    ---      --------

                    Mr. Samuel H. Havens  52,420,897  3,376,780
                    Mr. Guy L. Scalzi     52,420,897  3,376,780

Patrick W. Jeffries',  Joan E. Herman's,  Darryl R. Cohen's,  John T. Lane's and
David B. Skinner's  respective terms as directors did not expire during 2002 and each continued to serve as a director following the October 8, 2002 meeting. Mr.
Skinner  died in January 2003 and Mr. Lane  resigned  from the Board in February
2003.

Proposal # 2 Approval of the  proposed  amendment to the  Company's  Articles of
Incorporation  to increase  the number of shares of the  Company's  Common Stock authorized for issuance from 100 million to 125 million.

                For        Against       Abstained
                ---        -------       ---------

              52,130,969    3,193,726      472,982

Proposal #3  Ratification of the appointment of Ehrhardt Keefe Steiner & Hottman
PC, independent  public  accountants,  to audit the financial  statements of the
Company for the fiscal year ended December 31, 2002.

                            For        Against       Abstained
                            ---        -------       ---------

                          51,191,307    3,400,113    1,206,257

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On April 6,  2000,  our common  stock was  listed and began  trading on the
American  Stock  Exchange under the symbol "MXR." Prior to that time, our common stock  was  traded  on the OTC  Bulletin  Board  under the  symbol  "MDIX."  The following  table shows high and low sale prices for each quarter in the last two calendar  years as reported by the American Stock  Exchange.  On March 14, 2003,
the last sales price reported on the American Stock Exchange was $0.40.

                                 Common Stock Price
                                ----------------------
                                    High       Low
                                ----------------------
          2002

             First Quarter             $0.91   $0.47
             Second Quarter             0.62    0.27
             Third Quarter              0.62    0.31
             Fourth Quarter             0.94    0.48

          2001

             First Quarter             $1.62   $0.52
             Second Quarter             1.49    0.41
             Third Quarter              1.36    0.50
             Fourth Quarter             1.09    0.49

     There were  approximately  500 holders of record (and  approximately  9,000 beneficial  owners)  of our  common  stock as of March 14,  2003.  The number of record  holders  includes  shareholders  who may hold  stock for the  benefit of others.

     We did not declare or pay a dividend for the years ending December 31, 2002 or December 31, 2001 and do not expect to pay any  dividends on our common stock in the foreseeable future. We currently intend to retain all available funds for the development of our business and for use as working  capital.  The payment of dividends on our common stock is subject to our prior payment of all accrued and unpaid dividends on any preferred stock outstanding.

Equity Compensation Plan Information

     The  following  table  provides   information  about   compensation   plans
(including  individual   compensation   arrangements)  under  which  our  equity
securities are authorized  for issuance to employees or  non-employees  (such as directors and consultants), as of December 31, 2002:

Plan Category

                    Number of                                  Number of securities
                 securities to be                            remaining available for
                   issued upon                                future issuance under
                   exercise of        Weighted-average         equity compensation
                   outstanding         exercise price of        plans (exluding)
                options, warrants    outstanding options,    securities reflected in
                    and rights       warrants and rights           column (a))
                       (a)                   (b)                       (c)
                ------------------   ---------------------   ------------------------

Equity                9,340,000                $1.11                    505,000
compensation plans
approved by
security holders
o 1999 Stock
  Option Plan

Equity               10,955,777                $0.63                          -
compensation plans
not approved by
security holders
                     ----------               ------                  ---------

Total                20,295,777                $0.85                    505,000
                     ==========               ======                  =========

Recent Sales of Unregistered Securities

     From October 2002 through February 2003, in private placements, the Company sold to accredited  investors 10,151,250 shares of its common stock and warrants covering 10,151,250 shares of common stock for aggregate proceeds of $4,060,500.
In  addition,  from  January  2003 through  February  2003,  the Company  issued warrants covering 960,966 shares of common stock to accredited investors who are finders who assisted the Company in the private  placements  and to  consultants who provided services to the Company.

ITEM 6. SELECTED FINANCIAL DATA

     The following  consolidated  selected financial data, at the end of and for the last five fiscal years,  should be read in conjunction with our Consolidated
Financial  Statements  and related  Notes  thereto  appearing  elsewhere in this
Report.   The  consolidated   selected  financial  data  are  derived  from  our
consolidated  financial  statements  that have been  audited by  Ehrhardt  Keefe
Steiner & Hottman PC, our  independent  auditors,  as  indicated in their report included herein.  The selected  financial data provided below is not necessarily indicative of our future results of operations or financial performance.

                             2002          2001            2000 (1)      1999           1998 (2)
                         ------------   ------------  -------------- --------------  -------------

Operating revenues        $       0       $29,000        $326,000       $24,000      $17,412,000

Software and technology
 costs                    2,366,000     1,288,000         865,000       596,000          780,000

(Loss) or profit from
continuing operations    (9,014,000)   (10,636,000)    (6,344,000)   (5,422,000)        (515,000)

(Loss) or profit from
continuing operations per
share                         (0.14)         (0.21)         (0.15)        (0.29)           (0.15)

Total Assets              3,793,000      3,101,000      5,089,000     4,629,000        5,175,000

Working Capital            (252,000)    (1,404,000)       394,000       644,000       (2,612,000)

Long Term Obligations          -               -              -         400,000             -

Stockholder's Equity
(Deficit)                 1,618,000      1,345,000      4,202,000     2,376,000         (218,000)

The  following  supplemental  information  is  related to  software  development expenses.

Software Development Costs:   2002           2001         2000 (1)         1999         1998 (2)
                         ------------   ------------  -------------- --------------  -------------
Software research and
development
costs (3)                  $691,000    $1,075,000          $685,000     $596,000       $780,000

Capitalized software
development costs           633,000       434,000           495,000           -             -

Total Software Development
Costs incurred            1,324,000     1,509,000         1,180,000      596,000        780,000

-----------------------
(1)  In February of 2000, we disposed of our remaining medical staffing business and became  solely a  developer  of software  for our own use in  providing
     Internet based communications for the medical services industry.

(2)  In January of 1998, we acquired the Cymedix software business and began the process of disposing of our medical staffing business.

(3)  Excludes amortization of previously capitalized  development software costs and license fees and impairment  write-off of capitalized costs included in software costs in the Company's Statement of Operations.

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATION

Overview

     Currently,  we  develop  and  market  healthcare  communication  technology products.  Our  technologies  are  designed to provide  connectivity  of medical related information between POCs and HVCIs. Our products are designed to improve the accuracy and the efficiency of the processes of prescribing  medications and the ordering of laboratory tests and the receiving of laboratory results.

     Our  current  financial  condition  is a direct  result of the  efforts  to develop a commercially viable healthcare connectivity business.

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

Revenue Recognition

     Our policy is to recognize revenue when the  communication  transaction has been  completed  by  the  customer,  persuasive  evidence  of the  terms  of the arrangement  exist, our fee is fixed and  determinable,  and  collectibility  is reasonably  assured.  Our plan is that delivery  will take place  electronically when the customer has completed the exchange  (transmission  or receipt) of data or as monthly service is provided.  Revenue will be charged to the customer on a
per  transaction   basis  as  each   transaction  is  completed  or  as  monthly
subscription services are provided and are billed monthly.

Valuation of Goodwill

     In accordance with SFAS No. 142 we no longer amortize goodwill,  but rather perform an annual assessment as to whether any impairment has occurred.  We also assess the impairment of goodwill  whenever  events or changes in  circumstances indicate  that the carrying  value may not be  recoverable.  Factors we consider important that could trigger an impairment review include the following:

     o    significant  under-performance  relative  to  expected  historical  or projected future operating results;
     o    significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
     o    significant negative industry or economic trends;
     o    significant decline in our stock price for a sustained period; and
     o    our market capitalization relative to net book value.

     We determine  whether the carrying value of goodwill may not be recoverable annually and more frequently based upon events and  circumstances  including the existence of one or more of the above  indicators  of  impairment.  We determine whether  impairment has occurred by first,  comparing the fair value of our only reporting unit to the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying  value of the net assets,  then the second step is to  initially  determine  the fair value of the net assets in the reporting  unit  exclusive of goodwill,  and record any necessary  impairment of assets other than goodwill in accordance  with SFAS No. 144 or other  applicable standards.  The  difference  in the fair  value  of the  individual  net  assets exclusive of goodwill  and the  reporting  unit results in the implied  value of goodwill.  The implied  value of goodwill is compared to its carrying  value and the difference is recorded as an impairment  charge, if necessary.  We performed our annual  evaluation  of  goodwill  and the fair value of the  reporting  unit exceeded its carrying value,  therefore,  no impairment of goodwill existed. Net goodwill amounted to $1.6 million as of December 31, 2002.

Software and Technology Costs

     We capitalize  costs,  which primarily  include salaries in connection with developing  software for internal  use. We use judgment in  determining  whether development  costs meet the criteria for  immediate  expense or  capitalization.
Direct costs incurred in the  development of software are  capitalized  once the preliminary project stage is completed,  management has committed to funding the project,  and  completion  and use of the software for its intended  purpose are probable.  We cease  capitalization  of development  costs once the software has been  substantially  completed and is ready for its intended use. We capitalized
$633,000,  $434,000 and  $495,000 of costs  during the years ended  December 31,
2002, 2001 and 2000,  respectively.  The software  development costs capitalized were  amortized  over the  estimated  useful  life of the  software,  which  was estimated  to be five years.  Amortization  expense was  $216,000,  $156,000 and
$134,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

     Included  in  software  costs  are those  costs  associated  with  software research and development  efforts that have not been capitalized under SOP 98-1.
Software  research  and  development  costs  totaled  $691,000,  $1,075,000  and
$685,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

     Software costs also include the amortization of capitalized  software costs and license fees paid to service providers, which totaled $609,000, $213,000 and
$180,000 for the years, ended December 31, 2002, 2001 and 2000, respectively.

     Uncertainties  regarding  future cash flows did not  support  the  carrying value of those costs at December 31, 2002. In accordance with SFAS No. 144 , the
Company wrote-off the remaining  $1,066,000 of previously  capitalized net costs during the forth quarter of 2002.  Future  performance will be enhanced with the acquisition of assets formerly used by  e-Physician,  the merger of the acquired technologies with the Cymedix technologies and the implementation of the revised business strategies.

     While the Company's  business model has changed  potentially  affecting the
Company's  anticipated near term future operating results,  the Company believes its modified  plan  continues to rely on the same  technology  that was acquired from Cymedix in 1998. Accordingly,  management does not believe an impairment of goodwill has occurred and it continues to have a viable long-term  strategy that is supported by its current market  capitalization  at December 31, 2002,  which supports the fair value of its only reporting unit.

Results of Operation

Comparison of years ended December 31, 2002 and December 31, 2001

     At present we are not receiving  revenue from the sale of our products.  In
2001, we recognized $29,000 in revenue primarily from the sales of ADC Hardware, a product that we no longer sell.

     Software and  technology  costs of  $2,366,000  were  incurred in 2002,  an increase  of  $1,078,000  compared  to  $1,288,000  for 2001.  The  increase  is primarily  related to the write-off of $1,066,000 of previously  capitalized net software  development  costs for which  recoverability  became  uncertain due to uncertainty in future cash flows. The increase also reflects  additional license costs  incurred in 2002 of  $336,000  over 2001 due to added  infrastructure  to support our transaction service  capabilities in 2002 as we placed a major focus on deployment of our  technologies  with PBMs during the first three quarters of
2002.  Amortization of capitalized software development costs increased $60,000, while  research  and  development  costs  decreased by $384,000 due to increased capitalization of costs associated with active projects in 2002.

     Selling,  general and administrative expenses increased $166,000 or 3% from
$5,746,000 in 2001 to $5,912,000 in 2002. The increase is primarily attributable to $374,000 of leasehold  abandonment  costs incurred in 2002 due to the closure of our  California  and  Georgia  offices,  offset  by a  reduction  in  outside consulting fees.

     During 2001, we recorded  impairment  expense of $1,111,000  resulting from the  discontinuance  of our Automated  Design  Concepts  division  which totaled
$443,000,  to  focus  staff  resources  on  our  primary  technology,   and  the
cancellation  of our  Zirmed  license  totaling  $668,000  which was a result of management's  assessment  that our  needs  would be better  served  by  superior technology. There were no comparable expenses in 2002.

     Interest  expense  decreased  by $28,000 due to a decrease in the amount of debt  financing  we had  outstanding  in 2002  compared  to 2001.  Additionally, financing  costs  decreased  in 2002 by  $2,124,000  as we obtained  most of our financing  through the direct sale of equity  securities  compared to 2001 when,
(1) shares were issued for  conversions  and  redemptions  under the convertible notes  payable  credit  facility  at modified  conversion  prices  resulting  in financing costs of $1,286,000,  (2) shares were issued in private  placements in connection  with  our note  payable  credit  facility  at  below  market  prices resulting  in financing  costs of $448,000 and (3) warrants  valued at $415,000, were issued in connection with private  placements of common stock in connection with our note payable credit facility.

     During 2002, we disposed of certain fixed assets that resulted in a loss of
$69,000. We did not have any of these disposals in 2001.

     Net loss improved  approximately  $1,622,000  from  $10,636,000  in 2001 to
$9,014,000 in 2002 due to the reasons discussed above.

Comparison of years ended December 31, 2001 and December 31, 2000

     Total revenues  decreased  approximately  $297,000 from $326,000 in 2000 to
$29,000 in 2001. The decrease is due to a decrease in Cymedix pilot program fees billed  during 2001 of $189,000,  and a decrease in ADC revenue of $108,000 as a result of discontinuing that business segment.

     Software and technology costs increased  $423,000 or approximately 49% from
$865,000 in 2000 to $1,288,000 in 2000, as a result of increased personnel costs incurred in the ongoing development of the Cymedix product line

     Selling,  general and administrative  expenses  decreased  approximately 3%
from $5,925,000 in 2000 to $5,746,000 in 2001. The decrease is attributable to a company wide salary reduction program that was undertaken early in 2001.

     During 2001, we recorded  impairment  expense of $1,111,000  resulting from the  discontinuance  of our Automated  Design  Concepts  division  which totaled
$443,000,  to  focus  staff  resources  on  our  primary  technology,   and  the
cancellation  of our  Zirmed  license  totaling  $668,000  which was a result of management's  assessment  that our  needs  would be better  served  by  superior technology.

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

     Net loss  increased  approximately  $5,221,000  from  $5,415,000 in 2000 to
$10,636,000 in 2001 due to the reasons discussed above.

Liquidity and Capital Resources

     We had  $1,369,000  in cash as of December  31, 2002  compared to $8,000 in cash as of December 31, 2001 and $1,007,000 as of December 31, 2000. Net working capital reflected a deficit of ($252,000) as of December 31, 2002, compared to a deficit of  ($1,404,000)  at  December  31, 2001 and a surplus of $394,000 as of
December 31, 2000.

     During 2002, net cash used in operating  activities was $5,469,000 compared to $5,397,000 in 2001. During 2002, we raised $5,125,000 from private placements of our common  stock net of offering  costs,  $1,000,000  from the issuance of a convertible  debenture,  $972,000 from our equity line of credit net of offering costs and $817,000 from exercise of options and warrants. During 2001, we raised
$1,500,000 from a convertible note financing, $1,200,000 from private placements of our common stock, $1,510,000 from our equity line of credit and $369,000 from exercise of options and  warrants.  During 2000, we raised  $6,091,000  from the exercise of options and  warrants.  Our equity line of credit was  terminated in
August 2002.

     We are funding our operations now through the sale of our securities. There can be no assurance that additional  investments or financings will be available to us on  favorable  terms or at all as needed to support  the  development  and deployment of the Merged Technology.  Failure to obtain such capital on a timely basis  could  result  in lost  business  opportunities,  the sale of the  Merged
Technology at a distressed price or the financial failure of our company.

Impacts of Accounting Standards

     In June  2001,  the  FASB  issued  SFAS  No.  143,  "Accounting  for  Asset
Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset  retirement  obligation  to be  recognized in the period in which it is incurred  if a  reasonable  estimate of fair value can be made.  The  associated asset  retirement  costs are  capitalized as part of the carrying  amount of the long-lived  asset.  SFAS No. 143 is effective for years beginning after June 15,
2002. The Company  believes the adoption of this statement will have no material impact on its consolidated financial statements.

     In  August  2001,  the  FASB  issued  SFAS  No.  144,  "Accounting  for the
Impairment  or Disposal of  Long-Lived  Assets."  SFAS 144  requires  that those long-lived  assets be measured  at the lower of  carrying  amount or fair value, less cost to sell, whether reported in continuing  operations or in discontinued
operations. Therefore, discontinued operations will no longer be measured at net realizable  value or include  amounts  for  operating  losses  that have not yet occurred. SFAS 144 is effective for financial statements issued for fiscal years
beginning   after  December  15,  2001  and,   generally,   are  to  be  applied
prospectively.  The Company  believes that the adoption of this  statement  will have no material impact on its consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145,  "Rescission of FASB No. 4, 44 and 64,  Amendment  of FASB No. 13,  and  Technical  Corrections."  SFAS No. 145
rescinds  FASB No. 4 "Reporting  Gains and Losses from  Extinguishments  of Debt
Made to Satisfy  Sinking-Fund  Requirements."  This statement also rescinds SFAS
No. 44 "Accounting for Intangible  Assets of Motor Carriers" and amends SFAS No.
13,  "Accounting  for Leases."  This  statement  is  effective  for fiscal years beginning  after  May 15,  2002.  The  Company  believes  the  adoption  of this statement will have no material impact on its consolidated financial statements.

     In June  2002,  the  FASB  issued  SFAS  No.  146,  "Accounting  for  Costs
Associated with Exit or Disposal  Activities." SFAS No. 146 addresses accounting and  reporting  for  costs  associated  with  exit or  disposal  activities  and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability  Recognition for
Certain  Employee  Termination  Benefits  and  Other  Costs to Exit an  Activity
(Including  Certain Costs Incurred in a  Restructuring)."  SFAS No. 146 requires that a liability  for a cost  associated  with an exit or  disposal  activity be recognized and measured  initially at fair value when the liability is incurred.
SFAS No. 146 is effective  for exit or disposal  activities  that are  initiated after December 31, 2002, with early application encouraged. The Company believes the adoption of this statement will have no material impact on its  consolidated financial statements.

     In November  2002, the FASB published  interpretation  No, 45  "Guarantor's
Accounting  and  Disclosure  requirements  for  Guarantees,  Including  Indirect
Guarantees  of  Indebtedness  of  Others".  The  Interpretation  expands  on the accounting  guidance of Statements No. 5, 57, and 107 and  incorporates  without change the provisions of FASB  Interpretation No. 34, which is being superseded.
The Interpretation  elaborates on the existing disclosure  requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies  that at the time a company  issues a  guarantee,  that  company  must recognize  an initial  liability  for the fair value,  or market  value,  of the obligations it assumes under that  guarantee and must disclose that  information in its interim and annual  financial  statements.  The initial  recognition  and initial measurement provisions apply on a prospective basis to guarantees issued or modified  after  December  31, 2002,  regardless  of the  guarantor's  fiscal year-end.  The disclosure  requirements in the  Interpretation are effective for financial  statements  of interim or annual  periods  ending after  December 15,
2002. The Company  believes the adoption of this statement will have no material impact on its consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148  "Accounting for Stock-Based
Compensation-  Transition and  Disclosure."  This statement amends SFAS No. 123,
"Accounting  for Stock-Based  Compensation"  to provide  alternative  methods of transition  for an entity that  voluntarily  changes to the fair value method of accounting  for  stock-based  compensation.  In  addition,  SFAS 148  amends the disclosure  provision of SFAS 123 to require more prominent disclosure about the effects of an entity's  accounting  policy decisions with respect to stock-based employee  compensation  on reported  net  income.  The  effective  date for this
Statement  is for fiscal years ended after  December  15, 2002.  The adoption of this  statement  did not have a material  effect on the  consolidated  financial statements  as the Company  continues  to account  for stock based  compensation under the  intrinsic  value  approach,  and  follows  the  pro-forma  disclosure requirements of SFAS No. 123, as amended by SFAS No 148.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not  hold or  engage  in  transactions  with  market  risk  sensitive instruments

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Attached  hereto and filed as a part of this Annual Report on Form 10-K are our Consolidated Financial Statements, beginning on page F-1.

ITEM 9.  CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

     Our  directors  and  executive  officers,  as of March 14, 2003,  and their biographical information are set forth below:

----------------------------------------------------------------------------------
         Name               Age               Position             Director or
                                                                  Officer Since
----------------------------------------------------------------------------------
Darryl R. Cohen (3)          50      President, Chief Executive       2002
                                     Officer and a Director
----------------------------------------------------------------------------------
Louis E. Hyman               35      Executive Vice President and     2001
                                     Chief Technology Officer
----------------------------------------------------------------------------------
James Q. Gamble              52      Executive Vice President for     2002
                                     Operations
----------------------------------------------------------------------------------
Mark W. Lerner               49      Executive Vice President and     2002
                                     Chief Financial Officer
----------------------------------------------------------------------------------
Brian R. Ellacott            46      Senior Vice President of         2000
                                     Corporate Development
----------------------------------------------------------------------------------
Patrick W. Jeffries (1)(3)   50      Director; Chairman of            2001
                                     the Board and Chair of the
                                     Finance Committee
----------------------------------------------------------------------------------
Samuel H. Havens (2)(4)      59      Director and Chair of the        1999
                                     Nominating Committee
----------------------------------------------------------------------------------
Joan E. Herman (1)(2)        49      Director and Chair of the        2000
                                     Audit Committee
----------------------------------------------------------------------------------
Guy L. Scalzi (1)(2)(4)      56      Director and Chair of the        2001
                                     Compensation Committee
--------------------
(1)   Member of the Audit Committee
(2)   Member of the Compensation Committee
(3)   Member of the Finance Committee
(4)   Member of Nominating Committee

All of our executive  officers  devote  full-time to our business and affairs.
Biographical  information  on each current  executive  officer and director is set forth below.

Biographical Information

Darryl R. Cohen. Mr. Cohen joined Medix in September 2002 as President and Chief
Executive Officer. His support for Medix began in 1999 as both a shareholder and strategic  advisor.  As an investor in private and public  companies,  Mr. Cohen frequently  works with the  management of the companies in which he is invested, assisting  them in the areas of marketing  strategy and financing  efforts.  Mr.
Cohen was  President  of DCNL  Incorporated,  a  privately  held  beauty  supply manufacturer  and  distributor  he  founded in 1988 and sold to Helen of Troy in
1998.  During his tenure as President of DCNL,  Mr. Cohen was also  co-owner and
President of Basics Beauty  Supply  Stores.  The  innovative  business  building strategies  developed by Mr. Cohen not only launched  DCNL to success,  but have become  standard  practice  in a  variety  of  industries  to  create  effective marketing  and  distribution  channels.  Since the sale of DCNL, he has remained active as a co-owner of a financial  services  advisory  firm,  Omni  Financial, providing financial restructuring services for individuals.  Mr. Cohen is also a member of the Board of  Directors of Access  Marketing  and consults for a major media company in the cable television  market. Mr. Cohen holds a BA in Political
Science from the University of California at Berkeley.

Louis E. Hyman.  Mr. Hyman joined Medix in May 2001 as Executive  Vice President and Chief  Technology  Officer.  He was a consultant to the Company,  serving as interim Chief Technology  Officer from March 2001 until May 2001. From September
1999 until joining Medix, Mr. Hyman was President and CEO of Ideal Technologies,
Inc., a healthcare integration consulting firm. Mr. Hyman held senior technology management and executive  positions with  CareInsite,  Inc. (from August 1999 to
September  2000 as Vice  President of  Information  Technology)  and LaPook Lear
Systems Inc.  (from August 1992 to August 1999 as Vice President and Director of
Technology),  both of which were merged into WebMD, Inc. in September 2000. As a result  of  these  transactions,  Mr.  Hyman  maintained  his  position  as Vice
President of Information  Technology with WebMD through  November 2000, where he played a key role in  WebMD's  integration  efforts  as well as  initiatives  to improve  its  profitability.  He  graduated  Summa  Cum  Laude  from St.  John's
University where he earned a B.S. degree in Computer Science.

James Q. Gamble.  Mr.  Gamble  joined Medix in December  2002 as Executive  Vice
President Operations.  Prior to joining Medix, Mr. Gamble was with Perot Systems where he served as the Director of Consulting. Mr. Gamble was with Perot Systems from 1999 to 2002. At Perot Systems,  he managed the Healthcare Payer Consulting team in the creation  and  implementation  of creative  business  solutions  for health  plans.  Additionally,  Mr.  Gamble  managed a corporate  turnaround  and numerous business re-engineering projects at Harvard Pilgrim Healthcare, a major regional  health  plan,  from  1999 to 2001,  where he served as a member of the
Executive  Turnaround  Steering Committee.  Previously,  Mr. Gamble was a Senior
Director at Alamo Rent-A-Car from 1980 to 1999,  responsible for the development and  implementation  of corporate  strategic  planning  initiatives as well as a variety of other  executive  operations  positions.  Mr.  Gamble  holds a BBA in
Business Administration from the University of Georgia.

Mark W. Lerner. Mr. Lerner joined Medix in July 2002 as Chief Financial Officer.
Prior to joining Medix, Mr. Lerner was with Boardroom,  Inc., a direct marketing company located in Greenwich,  Connecticut, where he served as Vice President in charge of Finance Operations and Development.  Mr. Lerner was at Boardroom, Inc.
from December 2000 to June 2002.  Prior to Boardroom  Inc., Mr. Lerner served as the Senior Vice President in charge of eCommerce for Weinstein & Holtzman,  Inc.
from 1998 to 2000 and as Vice  President and CFO for The Thompson  Corporation's
Science &  Professional  Division  from 1993 to 1998 and as well as a variety of executive  positions  within Pfizer Inc. Mr. Lerner holds a BS degree in Finance from Miami University,  Ohio and an MBA in Finance from Emory University.  He is also a graduate of Columbia University's Executive Program.

Brian R.  Ellacott.  Mr.  Ellacott  joined  Medix in March  2000 as Senior  Vice
President of Business  Development.  In mid-2001,  Mr. Ellacott was appointed as the Division CEO for Southeast Region Markets for the Company.  Prior to joining
Medix,  Mr. Ellacott served as president of Cosmetic  Surgery  Consultants  from
November  1998  until  March  2000.  From  1996 to 1998  he was  executive  vice president of Alignis Inc., an alternative  healthcare  PPO.  Before that, he was
President of Bibb Hospitality (Atlanta) for The Bibb Company. Mr. Ellacott began his career in healthcare at Baxter International/American  Hospital Supply where he held numerous  positions,  including Director of National Accounts (Chicago);
Director of  Marketing  (Australia);  Director of  Marketing  (Canada);  Systems
Manager  (Canada);  Regional  Manager  (British  Columbia);  and Product Manager
(hospital products).  He holds a B.A. in Business  Administration,  with Honors, from Wilfrid Laurier University (Waterloo, Canada).

Patrick W. Jeffries.  Mr.  Jeffries joined Medix as a director in 2001. In 1997,
Mr.  Jeffries  founded,  and since that time has served as the President of, the predecessor  company of Health  Technology  Partners,  L.L.C.,  a privately-held provider of investment guidance, CEO- and Board-level counseling, and management consulting  services.  Mr.  Jeffries  also served as the CEO and Chairman of the
Board of OpTx  Corporation in 1997 and 1998. From December 1995 to July 1997, he
was  Executive  Vice  President of Salick Health Care,  Inc., a  publicly-traded company  that  managed  cancer  treatment  facilities.  From  1985 to 1995,  Mr.
Jeffries was first an associate and then a partner of McKinsey & Company,  Inc., an  international  management-consulting  firm.  He holds  an MBA  from  Cornell
University and a BSEE from Washington University.

Samuel H. Havens.  Mr. Havens  joined Medix as a director in 1999.  Prior to his retirement in 1996, Mr. Havens served as President of Prudential  Healthcare for five years. He had begun his career with The Prudential  Insurance  Company as a group sales  representative  in 1965,  and served in various posts in Prudential healthcare operations over three decades.  Since retiring, Mr. Havens has served on the Board and as a consultant to various  healthcare  organizations.  He is a member of the Board of Advisors of Temple Law School and the Editorial  Board of
Managed Care Quarterly.  Mt. Havens completed the Executive  Program in Business
Administration  at  Columbia  University.  He holds a JD degree  from Temple Law
School, a CLU from the American College of Life  Underwriters,  and an AB degree from Hamilton College.

Joan E. Herman. Ms. Herman joined Medix as a director in 2000. Ms. Herman is the
President  of  WellPoint's  Senior,  Specialty,  and  State  Sponsored  Programs
division and is responsible for its Dental,  Life & AD&D,  Pharmacy,  Behavioral
Health,  Workers'  Compensation  Managed Care  Services,  Senior  Services,  and
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

Guy L. Scalzi. Mr. Scalzi joined Medix as a director in 2001. Mr. Scalzi is Vice
President  of First  Consulting  Group  Management  Services,  LLC, a healthcare information  technology  consultant.  Prior to joining  that  company in January
2000, he was Senior Vice  President and Chief  Information  Officer for New York
Presbyterian  Healthcare  System from April 1996 to December 1999.  From January
1995 to March 1996, Mr. Scalzi was Director of Planning for Information Services
at New York Hospital-Cornell Medical Center. From June 1993 to December 1994, he
was  Chief  Information  Officer,  The  Hospital  for Joint  Diseases,  New York
University  Medical  Center.  From  1984 to 1993,  he was a founder  and  senior executive  with  DataEase  International,  Inc.,  an  international  PC software development and marketing company.  Mr. Scalzi has an MBA from Manhattan College and a B.S. degree from The State University of New York at Oswego.

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
Officers, directors and greater than 10% shareholders are required by Securities and Exchange  Commission  regulations  to furnish the Company with copies of all
Section 16(a) reports they file. Based solely upon such reports, we believe that none of such persons  failed to comply with the  requirements  of Section  16(a)
during  2002,  except for Samuel H.  Havens,  John T. Lane (a former  director),
Patrick W. Jeffries and James Q. Gamble,  for each of whom one Form 4 and in the case of Mr. Gamble one Form 3 inadvertently was filed late, and David Skinner, a former  director who died prior to a Form 5 filing date, and Gary Smith a former executive  officer  who  failed  to  file a  Form 5  after  his  termination  of employment.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Officer Compensation

Summary  Compensation  Table.  The  following  table  sets  forth the annual and long-term  compensation  for services in all  capacities  to the Company for the three years ended December 31, 2002,  awarded or paid to, or earned by our Chief
Executive  Officer  ("CEO"),  the former  executive  officer  who served as such during 2002, the three other most highly  compensated  officers who were serving as such at December 31, 2002 (the "Named Officers") and two additional executive officers who would  otherwise  have been  included had they  remained  executive officers at December 31, 2002.

                           Summary Compensation Table

                                                                         Long-Term
                                Annual Compensation                      Compensation
                        --------------------------------------------     ----------------
                                                                         Securities
Name and                                                 Other Annual    Underlying
Principal Position      Year    Salary           Bonus   Compensation    Options (Shares)
-----------------------------------------------------------------------------------------

Darryl R. Cohen
President and
CEO (2)                 2002    $124,135(2)         -           -             2,220,000

John Prufeta
CEO (former)
(3)                     2002    $200,137            -           -
                        2001    $114,000            -           -               425,000

Louis E. Hyman
Executive Vice
President
And Chief
Technology
Officer (4)             2002    $220,096            -           -               125,000
                        2001    $156,625(4)         -           -               250,000

Mark W. Lerner
Executive Vice
President and
Chief
Financial
Officer (5)             2002    $107,481            -           -               275,000

Brian R.
Ellacott
Senior Vice
President               2002    $185,032            -           -                50,000
                        2001    $165,000            -           -               175,000
                        2000    $125,769            -           -               150,000

Patricia
Minicucci
Chief
Operating
Officer
(former) (6)            2002    $228,363            -           -
                        2001    $197,000            -           -               175,000

Gary Smith
Chief
Financial
Officer
(former) (7)            2002    $140,844            -           -
                        2001    $197,000            -           -               175,000

     (1)  Other annual  compensation  is made up of automobile  allowances,  and disability and health insurance premiums,  in amounts less than 10% of the officer's annual salary plus bonus.

     (2)  Mr. Cohen joined the Company as CEO in  September  2002.  During 2002,
          Mr.  Cohen  served as a  consultant  to the Company  from June through
          September.  The $124,135 includes the consulting  compensation paid to
          Mr. Cohen. He was not employed by the Company in 2001 or 2000.

     (3)  Mr. Prufeta's  employment with the Company was terminated in September
          2002.  Mr.  Prufeta  received $ 7,150 from the Company  following  his termination  pursuant to a Separation  Agreement and General  Release, which amount is included in his $200,137 compensation for 2002.

     (4)  During 2001,  Mr.  Hyman,  through an affiliated  entity,  served as a consultant  to the Company  before he became a full time  employee and executive  officer in May 2001.  The $156,625  includes the consulting compensation paid to Mr. Hyman's firm. Mr. Hyman also received a grant of options to  purchase  20,000  shares for his  consulting  services, which are included in the 250,000  options granted in 2001. He was not employed by the Company in 2000.

     (5)  Mr. Lerner joined the Company as CFO in July 2002. He was not employed by the Company in 2001 or 2000.

     (6)  Ms. Minicucci's  employment with the Company was terminated in October
          2002. Ms. Minicucci  received  $46,800 from the Company  following her termination  pursuant to a Separation  Agreement and General  Release, which amount is included in her $228,363 compensation for 2002.

     (7)  Mr.  Smith's  employment  with the Company was  terminated  in July 1,
          2002.

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
Such options  generally vest over a period of one or more years and expire after up to ten years.  In order to qualify for certain  preferential  treatment under the Code, ISOs must satisfy various statutory requirements. Options that fail to satisfy those requirements will be deemed NQOs and will not receive preferential treatment under the Code.  Upon exercise,  shares will be issued upon payment of the exercise  price in cash, by delivery of shares of common stock,  by delivery of options or a combination of any of these methods. At our 2001 Annual Meeting, our  shareholders  approved an increase of 3,000,000 shares to 13,000,000 as the total amount of shares of our common stock  reserved for issuance under the 1999
Plan.

As of March 14, 2003,  we had issued  6,197,260  shares of our common stock upon exercise  of  options to current or former  employees  and  directors,  and have
10,555,000  shares currently  covered by outstanding  options held by current or former employees and directors, with exercise prices ranging form $.25 to $4.97.
Such  options  have been  granted  under the 1999 Plan and earlier  stock option plans.

Option information for fiscal 2002 relating to the Named Officers is set forth below:

                   Options Granted in 2002
---------------------------------------------------------------------------------------

                             Percentage of
                             Total Options                              Valuation
                              Granted to                                under Black-
                Share        Employees in   Exercise    Expiration      Scholes Pricing
Name            Granted         2002        Price       Date            Method (1)
---------------------------------------------------------------------------------------
Darryl Cohen   2,220,000        62.9%       $0.69       11-20-2007      1,367,042

Brian
Ellacott          50,000         1.4%       $0.59        3-8-2007          22,141

Mark W.
Lerner           275,000         7.8%       $0.38        7-1-2007          78,430

Louis Hyman      125,000         3.5%       $0.70        3-8-2007          53,633

----------------

     (1) The Black-Scholes option-pricing model estimates the options fair value by  considering  the  following  assumptions:  the  options  exercise  price and expected  life,  the  underlying  current market price of the stock and expected volatility,  expected dividends and the risk free interest rate corresponding to the term of the option. The fair values calculated above use expected volatility of 95%, a risk-free rate of 5.5%, no dividend yield and anticipated  exercise at the end of the term.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                            Number of shares underlying       Value of Unexercised in-the-
                                            Unexercised Options at Year-End   Money Options at Year-End(1)
                Shares          Value       -------------------------------   -----------------------------
Name            Exercised       Realized    Exercisable     Unexercisable     Exercisable     Unexercisable
-----------------------------------------------------------------------------------------------------------

Darryl Cohen       0               0         780,000          1,440,000         $39,000         $72,000

Mark W.
Lerner             0               0          78,125            196,875         $28,125         $70,875

Brian
Ellacott           0               0         350,000             25,000         $26,750          $3,750

Louis Hyman        0               0         285,000             90,000         $29,625          $6,075

------------------

     (1)  The dollar values are calculated by determining the difference between
          $0.74 per share, the fair market value of the Common Stock at December
          31, 2002, and the exercise price of the respective options.

Medix has no retirement,  pension or  profit-sharing  program for the benefit of its directors, executive officers or other employees, but the Board of Directors may recommend  one or more such programs for adoption in the future.  Medix does not make any contributions to its 401(k) Plan for its employees.

Employment Agreements.

     Mr. Cohen has an Employment Agreement with the Company, which has a term of one year,  ending on September 24, 2003. The agreement  provides that he will be compensated at a salary of $175,000 annually. He holds the position of President and Chief  Executive  Officer,  and  reports to the  Chairman  of the Board.  In addition,  Mr. Cohen serves as a member of the Board of  Directors.  Pursuant to his Employment Agreement, he has been granted options to purchase 780,000 shares of common stock at price of $0.69 per share,  all of which vested upon execution of the agreement.  An additional  1,440,000 options to purchase shares of common stock  also at a price of $0.69  per share  were  granted  under the  Employment
Agreement and vest upon the  achievement  of milestones  fully  described in the agreement.  The Employment  Agreement  provides  that,  upon the occurrence of a
Change in Control of the Company,  all Options and Additional  Options described in the Employment  Agreement shall be deemed fully vested and  exercisable  upon the effective date of the Change in Control Mr. Cohen's Employment  Agreement is
terminable  by either  the  Company  or Mr.  Cohen for any  reason on sixty days notice.

     Mr. Gamble has an Employment  Agreement with the Company,  which has a term of one year,  ending on  December  9,  2003,  and is  renewable  for  additional one-year terms.  The agreement  provides that he will be compensated at a salary of $175,000  annually.  He holds the position of Executive  Vice  President  and
Chief Operating  Officer,  and reports to the President and CEO. Pursuant to his
Employment Agreement,  he has been granted options to purchase 300,000 shares of common  stock  at a price of $0.68  per  share,  of  which  75,000  vested  upon execution of the  agreement  with the  remainder  vesting  equally over the next three quarters (April 1, July 1 and October 1, 2003), and an additional  150,000 options to purchase shares were granted under the Employment  Agreement and vest upon the  achievement  of  milestones  fully  described  in the  agreement.  His
Employment  Agreement  provides for termination at any time by the employee with or without cause or by the Company with cause. The Employment  Agreement is also subject to termination by the Company  without cause subject to the right of the employee to continue to receive compensation for a period which is the lesser of three months or the period from the effective  date of  termination  to the last day of the Initial Term (as defined in the Employment Agreement). The Employment
Agreement also contains a non-compete provision that extends for a period of one year  after  termination  or  resignation  of the  employee,  as well as certain confidentiality provisions.

     Mr. Hyman has an Employment Agreement with the Company, which has a term of one year,  ending on May 14, 2003,  and is  renewable  for  additional  one year terms.  The  agreement  provides  that he will be  compensated  at a  salary  of
$225,000  annually.  He holds the position of Executive Vice President and Chief
Technology  Officer,  and  reports to the  President  and CEO.  Pursuant  to his
Employment Agreement,  he has been granted options to purchase 125,000 shares of common stock at a price of $.70 per share, which vested 50% on September 8, 2002 and the  remainder  on March 8, 2003.  His  Employment  Agreement  provides  for termination  at any time by the employee with or without cause or by the Company with cause.  The  Employment  Agreement  is also subject to  termination  by the
Company without cause after the initial  one-year term,  subject to the right of the employee to continue to receive  compensation  for 6 months.  The Employment
Agreement also contains a non-compete provision that extends for a period of one year  after  termination  or  resignation  of the  employee,  as well as certain
confidentiality   provisions.   The  Employment  Agreement  contains  provisions
providing that, upon the occurrence of a "Triggering  Event" (defined to include a change in ownership of 50% of the outstanding  shares of the Company's  common stock through a merger or otherwise) during the term of his employment,  he will receive a lump sum payment equal to his then current year's base and bonus pay.

     Mr. Ellacott has an Employment Agreement with the Company, which has a term of one year,  ending on May 1, 2003,  and is renewable for  additional  one-year terms.  The  agreement  provides  that he will be  compensated  at a  salary  of
$180,000 annually.  He holds the position of Senior Vice President and Southeast
Division  Market CEO,  reporting to the Executive  Vice  President,  Operations.
Pursuant to his Employment  Agreement,  he has been granted  options to purchase
50,000  shares of common  stock at a price of $0.59 per share,  which  vested in equal parts on September  8, 2002 and March 8, 2003.  His  Employment  Agreement
provides for termination at any time by the employee with or without cause or by the Company with cause. The Employment  Agreement is also subject to termination by the Company  without cause,  subject to the right of the employee to continue to receive  compensation for 6 months. The Employment  Agreement also contains a non-compete provision that extends for a period of one year after termination or resignation of the employee, as well as certain confidentiality  provisions. The
Employment  Agreement contains provisions providing that, upon the occurrence of a  "Triggering  Event"  (defined to include a change in  ownership of 50% of the outstanding  shares of the Company's common stock through a merger or otherwise)
during the term of his  employment,  he will receive a lump sum payment equal to his then current year's base and bonus pay.

     Mr. Lerner has an Employment  Agreement with the Company,  which has a term of one year,  ending on July 1, 2003,  and is renewable for  additional one year terms.  The  agreement  provides  that he will be  compensated  at a  salary  of
$207,000  annually.  He holds the position of Executive Vice President and Chief
Financial  Officer,  and  reports  to the  President  and CEO.  Pursuant  to his
Employment Agreement,  he has been granted options to purchase 275,000 shares of
Common Stock at a price of $.38 per share,  of which 50,000  vested  immediately and the remaining 225,000 vest in equal quarterly increments over the next eight calendar quarters. His Employment Agreement provides for termination at any time by the  employee  with or  without  cause  or by the  Company  with  cause.  The
Employment Agreement is also subject to termination by the Company without cause after  the  initial  one-year  term,  subject  to the right of the  employee  to continue to receive  compensation  for 6 months.  The Employment  Agreement also contains a  non-compete  provision  that  extends for a period of one year after termination or resignation of the employee,  as well as certain  confidentiality provisions.  The Employment  Agreement contains provisions  providing that, upon the occurrence of a "Triggering Event" (defined to include a change in ownership of 50% of the outstanding  shares of the Company's common stock through a merger or  otherwise)  during the term of his  employment,  he will  receive a lump sum payment equal to his then current year's base and bonus pay.

Director Compensation

     In January  2002,  the  Directors  discontinued  the policy of cash fees to
Directors  for  attending  Board or committee  meetings.  Instead,  non-employee
Directors will be compensated for their services through the grant of options to purchase our common stock.  On January 22, 2002,  each Director,  other than Ms.
Herman  based on the  policy  referred  to above,  has been  granted  options to purchase  40,000 shares of common stock at an exercise price of $0.70 per share.
Those options vest in quarterly 10,000 share  increments,  on the date of grant, provided that the Director remains on the Board of the Company.

     In November  2002,  the following  options,  each with an exercise price of
$0.69, were granted;

     1.   To Mr. Havens and Mr.  Scalzi  options to purchase  120,000  shares of common stock  vesting  September 1, 2003,  provided  that the Director remains on the Board of the Company.

     2.   To Mr. Cohen, as part of his employment agreement, options to purchase

                       Shares of
                    Common Stock Vesting
                    ------------ -------

                         780,000 Immediately
                         240,000  4-1-03 if still a Board Member
                         240,000  10-1-03 if still a Board Member
                         480,000  Upon achieving $5,000,000 in financing
                         480,000  Upon achieving $500,000 in monthly revenue

     3.   To Mr. Jeffries, Chairman of the Board, options to purchase

                       Shares of
                    Common Stock Vesting
                    ------------ -------

                         520,000  Immediately
                         120,000  4-1-03 if still a Board Member
                         120,000  10-1-03 if still a Board Member
                         240,000  Upon achieving $5,000,000 in financing
                         240,000  Upon achieving $500,000 in monthly revenue

     In 1999, we entered into a consulting  agreement  with Mr.  Samuel  Havens, which  provides  that we pay Mr.  Havens  $5,000  per month  for his  consulting services in connection  with our marketing  efforts.  This  agreement  concludes
April 2003. Mr. Havens has deferred his monthly payment since April 2001. During
2002,  we paid Mr.  Havens  $20,000 for his services and as of March 14, 2003 we owed Mr. Havens $85,000 under this  agreement,  which amount will be paid 50% in cash and the remainder in options to acquire our common stock.

Compensation Committee Interlocks and Insider Participation

     In 1999, we entered into  agreements  with  WellPoint  Pharmacy  Management
("WPM") to implement a pilot program for the introduction of Cymedix(R) software to healthcare  providers  identified by WPM.  After the required  testing of the software,  the  agreements  provide  for a  production  program to  install  the software  broadly among WPM managed  providers.  One of the agreements  provides that Medix will nominate a representative  of WPM to be elected to the Company's
Board of  Directors.  Ms. Herman is that  representative.  Such  agreement  also provided that WPM would be granted warrants  evidencing the right to purchase up to 6,000,000  shares of common stock,  which vest upon the occurrence of certain performance criteria.  The agreement provides for the grant of warrants covering
3,000,000  shares  with an  exercise  price of $0.30  per  share,  and  warrants covering  3,000,000  shares  with an  exercise  price of $0.50  per  share,  all expiring five years from the date of grant, September 8, 2004. In February 2002, the warrant agreement was amended to revise the performance  criteria and to add an additional right to purchase up to 1,000,000  additional shares at a purchase price of $1.75 per share. At March 15, 2003, warrants covering 1,850,000 shares, exercisable at $.30 per share,  had vested.  In February 2002,  WellPoint Health
Networks  Inc.,  the parent of WPM made a secured  convertible  loan to Medix of
$1,000,000,  which note was converted into 2,405,216  shares of our common stock in 2002. In addition,  Mr. Jeffries, who became a director of Medix in 2001, was a consultant to WellPoint Health Networks.

ITEM 12. SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

     The following  table sets forth certain  information  regarding  beneficial ownership  of our common  stock as of March 14, 2003 by (i) each person known by us to own  beneficially  more than 5% of the  outstanding  shares of our  common stock  (ii) each  director,  named  executive  officer  and (iii) all  executive officers and  directors as a group.  On such date, we had  80,917,065  shares of common stock outstanding.  Shares not outstanding but deemed  beneficially owned by virtue of the right of any  individual  to acquire  shares within 60 days are treated as outstanding only when determining the amount and percentage of common stock owned by such individual. Each person has sole voting and investment power with respect to the shares shown, except as noted.

                                        Number of Shares Percentage of Class
                                        ---------------- -------------------

Darryl R. Cohen (1) (2)                        2,688,320        3.1%
420 Lexington Avenue, Suite 1830
New York, NY 10170

Patrick W. Jeffries (2)                        1,635,000        1.9%
15332 Antioch Street, Suite 320
Pacific Palisades, CA 90272

Joan E. Herman (2) (3)                              None         *
One WellPoint Way
Thousand Oaks, CA 91362

Guy L. Scalzi (2)                                240,000         *
First Consulting Group
405 Lexington Avenue, 37th Floor
New York, NY 10174

Samuel H. Havens (2)                             290,000         *
58 Winged Foot Drive
Livingston, NJ

Mark W. Lerner (2)                               184,375         *
420 Lexington Avenue, Suite 1830
New York, NY 10170

Louis E. Hyman (2)                               475,000         *
420 Lexington Avenue, Suite 1830
New York, NY 10170

Brian R. Ellacott (2)                            425,000         *
101 Villager Parkway, Building 1
Marietta, Georgia 30067

James Q. Gamble (2)                              150,000         *
101 Villager Parkway, Building 1
Marietta, Georgia 30067

All Directors and Officers as a                                 7.1%
group (9)                                      6,087,695
* Less than 1% of outstanding shares

--------------------
(1)   Mr. Cohen disclaims  beneficial ownership of 67,950 of these shares held in trust for his minor children
(2)   Represents  shares  of  common  stock  available  upon the  exercise  of outstanding options.
(3)   Ms.  Herman has  declined  the grant of any options  based on  Wellpoint company policy.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     In 1999, we entered into a consulting  agreement  with Mr.  Samuel  Havens, which  provides  that we pay Mr.  Havens  $5,000  per month  for his  consulting services in connection  with our marketing  efforts.  This  agreement  concludes
April 2003. Mr. Havens has deferred his monthly payment since April 2001. During
2002,  we paid Mr.  Havens  $20,000 for his services and as of March 14, 2003 we owed Mr. Havens $85,000 under this  agreement,  which amount will be paid 50% in cash and the remainder in options to acquire our common stock.

     See "EXECUTIVE COMPENSATION - Compensation Committee Interlocks and Insider
Participation" for a description of other related party transactions.

ITEM 14  CONTROLS AND PROCEDURES

     Within the 90 days  prior to the date of this  report,  we  carried  out an evaluation,  under the supervision and with the participation of our management, including  our Chief  Executive  Officer  and Chief  Financial  Officer,  of the
effectiveness  of the  design  and  operation  of our  disclosure  controls  and procedures  pursuant to  Securities  Exchange Act Rule  13a-14.  Based upon that evaluation,  our Chief Executive  Officer and Chief Financial  Officer concluded that our disclosure  controls and  procedures  are effective in timely  alerting them  to  material  information  relating  to  us  (including  our  consolidated subsidiaries)  required to be included in our periodic  SEC filings.  There have been no  significant  changes in our internal  controls or in other factors that could  significantly  affect internal  controls  subsequent to the date of their
evaluation,   including  any  corrective  actions  with  regard  to  significant deficiencies and material weaknesses.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

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

(b)   Reports on Form 8-K.  The Company filed four reports on Form 8-K during the last quarter of 2002 as follows:

1. Report filed with the SEC on October 11, 2002, reporting under Item 5, the issuance of a press release respecting the conversion of debt into equity.

2. Report filed with the SEC on October 16, 2002, reporting under Item 5, the issuance of a press release respecting the results from Medix's October 8,
2002 shareholder meeting.

3. Report filed with the SEC on November 1, 2002, reporting under Item 5, the issuance of a press release respecting the execution of a letter of intent to merge with PocketScript, LLC.

4. Report filed with the SEC on December 23, 2002, reporting under Item 5, the issuance of a press release respecting the execution of a definitive agreement to acquire PocketScript, LLC.

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
         1 to the 1994 Registration Statement, filed with the SEC on August
         15, 1994

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

3.1.15   Articles of Amendment of Articles of Incorporation establishing the
         1999 Series C Convertible Preferred Stock as filed on January 21,
         2000, with Secretary of State of the State of Colorado, incorporated by reference to Exhibit 3.1.15 to the Company's Form 10-KSB, filed with the SEC on March 30, 2000

3.1.16   Articles of Amendment of Articles of Incorporation increasing the authorized capital of the Company as filed on March 22, 2000, with
         Secretary of State of the State of Colorado, incorporated by reference to Exhibit 3.1.16 to the Company's Form 10-KSB, filed with the SEC on March 30, 2000.

3.1.17    Articles of Amendment of Articles of Incorporation increasing the authorized capital of the Company filed on October 14, 2002, the
         Secretary of State of the State of Colorado.*

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

  4.3     Form of Warrant issued with the 1999 Series A, B, and C Convertible
         Preferred Stock, incorporated by reference to Exhibit 4.7 to the
         Company's Form 10-KSB, filed with the SEC on March 30, 2000.

  4.4     Amended and Restated Warrant to Purchase Common Stock issued to
         Wellpoint Pharmacy Management, dated September 8, 1999 and amended
         February 18, 2002, incorporated by reference to Exhibit 10.7 to the
         Company's Amendment No.1 to Registration Statement on Form S-2 (Reg.
         No. 333-73572), filed with the SEC on February 28, 2002.

  4.5     Form of Warrant issued with the 2002 private placement of stock with warrants.*

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

10.1.5    Form of non-plan Option Agreement issued to five Directors on
         November 20, 2002*

 10.2     Employment Agreement between the Company and Mr. Darryl R. Cohen, dated as of September 25, 2002.*

 10.3     Employment Agreement between the Company and Mr. James Q. Gamble, dated as of December 9, 2002*

 10.4     Employment Agreement between the Company and Mr. Mark W. Lerner, dated as of July 1, 2002, incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q, filed with the SEC on August 20, 2002.

 10.5    Employment Agreement between the Company and Louis E. Hyman dated as of May 14, 2002, incorporated by reference to Exhibit 10.5 to the
         Company's Form 10-Q, filed with the SEC on August 20, 2002.

 10.6     Employment Agreement between the Company and Bryan R. Ellacott dated as of March 1, 2002, incorporated by reference to Exhibit 10.6 to the
         Company's Form 10-Q, filed with the SEC on August 20, 2002.

 10.7     Employment Agreement between the Company and Mr. John R. Prufeta, dated as of February 1, 2002, incorporated by reference to Exhibit
         10.5 to the Company's Form 10-K filed with the SEC on March 31, 2002.

 10.8     Separation Agreement between the Company and Mr. John R. Prufeta, dated December 20, 2002*

 10.9     Employment Agreement between the Company and Patricia A. Minicucci dated as of February 15, 2002, incorporated by reference to Exhibit
         10.4 to the Company's Form 10-Q, filed with the SEC on August 20,
         2002.

 10.10   Separation Agreement between the Company and Ms. Patricia Minicucci, dated December 12, 2002. *

 10.11   Asset Purchase Agreement, dated as of February 19, 2000, among Medix
         Resources, Inc., Medical Staffing Network, Inc., National Care
         Resources - Texas, Inc., National Care Resources - Colorado, Inc. and
         TherAmerica, Inc., incorporated by reference to Exhibit 10.2 to the
         Company's Form 8-K, filed with the SEC on March 7, 2000.

 10.12    Agreement and Plan of Merger, dated as of March 8, 2000, among Medix
         Resources, Inc., Cymedix Lynx Corporation, Automated Design Concepts,
         Inc. and David R. Pfeil, incorporated by reference to Exhibit 10.24 to the Company's Form 10-KSB, filed with the SEC on March 30, 2000.

 10.13   Consulting Agreement between the Company and Mr. Samuel H. Havens, dated as of October 1, 1999, incorporated by reference to Exhibit
         10.25 to the Company's Form 10-KSB, filed with the SEC on March 30,
         2000.

 10.14    Registration Rights Agreement, dated as of December 29, 2000, between RoyCap Inc. and Medix Resources, Inc. incorporated by reference to Exhibit 10.3 to the Company's Form S-2 Registration
         Statement filed with the SEC on January 29, 2001.

 10.15    Warrant Agreement, dated as of December 29, 2000, between RoyCap
         Inc. and Medix Resources, Inc., incorporated by reference to Exhibit
         10.4 to the Company's Form S-2 Registration Statement filed with the
         SEC on January 29, 2001.

 10.16    Securities Purchase Agreement, dated February 19, 2002, between
         Medix and Wellpoint Health Networks Inc. incorporated by reference to
         Exhibit 10.8 to the Company's Amendment No.1 to Registration
         Statement on Form S-2 (Reg. No. 333-73572), filed with the SEC on
         February 28, 2002.

 10.17    General Security Agreement, dated February 19, 2002, among Medix,
         Cymedix and Wellpoint Health Networks Inc., incorporated by reference to Exhibit 10.9 to the Company's Amendment No.1 to Registration
         Statement on Form S-2 (Reg. No. 333-73572) filed with the SEC on
         February 28, 2002.

 10.18   Agreement, dated as of October 18, 2001, between Medix and
         Merck-Medco Managed Care, L.L.C., incorporated by reference to
         Exhibit 10.2 to the Company's Amendment No.1 to Registration
         Statement on Form S-2 (Reg. No. 333-73572), filed with the SEC on
         February 28, 2002. (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the
         Office of the Secretary of the SEC)

 10.19    Vendor Services Agreement, dated as of September 28, 2001, between
         Medix and Express Scripts, Inc., incorporated by reference to Exhibit
         10.3 to the Company's Amendment No.1 to Registration Statement on
         Form S-2 (Reg. No. 333-73572), filed with the SEC on February 28,
         2002. (Portions of this Exhibit

 10.20    Binding Letter of Intent for Pilot and Production Programs, dated
         September 8, 1999, between Medix, Cymedix and Professional Claims
         Services, Inc. (d/b/a Wellpoint Pharmacy Management), incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the
         SEC on August 20, 2002.

 10.21    Pilot Agreement, dated as of December 28, 1999, between Cymedix and
         Professional Claims Services, Inc. (d/b/a Wellpoint Pharmacy
         Management), incorporated by reference to Exhibit 10.2 to the
         Company's Form 10-Q filed with the SEC on August 20, 2002.

 10.22    Registration Rights Agreement, dated March 4, 2003, between T3
         Group, LLC and Medix.*

 10.23    Asset Purchase Agreement among Medix, Comdisco Ventures, Inc. and T3
         Group, LLC, dated March 4, 2003.*

 10.24    Lease between SLG Graybar Sublease, LLC and the Company, dated
         January 17, 2002 for the Company's principal executive office, incorporated by reference to Exhibit 10.25 to the Company's Form 10-K filed with the SEC on March 31, 2002.

  21      Subsidiaries of the Company.*

  23      Consent of Ehrhardt Keefe Steiner & Hottman PC, independent certified public accountants for the Company, to the incorporation by reference of its report dated February 14, 2003, appearing elsewhere in this From 10-K into the Company's Registration Statements on Form
         S-3 (Reg. No. 333-32308, 333-85483 and 333-100650) and Registration
         Statements on Form S-8 (Reg. No. 333-31684, 333-57558 and 333-73578).*
 99.1     Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
 99.2     Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

----------------------
*Filed herewith

                                   SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934,  the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MEDIX RESOURCES, INC.

                                By:      /s/ Darryl R. Cohen
                                   -------------------------------------
                                    Darryl R. Cohen
                                    President and Chief Executive Officer

                                Dated: March 22, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following  persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title             Date

/s/Darryl R. Cohen                  President, Chief Executive          March 22, 2003
__________________________          Officer and Director
Darryl R. Cohen                     (Principal Executive
                                     Officer)

/s/Mark W. Lerner                   Executive Vice President,           March 25, 2003
__________________________          Chief Financial Officer and
Mark W. Lerner                      Secretary (Principal
                                    Financial and Accounting
                                    Officer)

/s/Patrick W. Jeffries              Director                            March 24, 2003
--------------------------
Patrick W. Jeffries

/s/Joan E. Herman                   Director                            March 24, 2003
--------------------------
Joan E. Herman

/s/ Guy L. Scalzi                   Director                            March 24, 2003
--------------------------
Guy L. Scalzi

Certifications
Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Darryl R. Cohen, certify that:

1.   I have reviewed this annual report on Form 10-K of Medix Resources, Inc.;

2.   Based on my  knowledge,  this  annual  report  does not  contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this annual report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information included in this annual report,  fairly present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)   designed  such  disclosure  controls  and  procedures  to ensure  that
          material  information  relating  to  the  registrant,   including  its
          consolidated subsidiaries,  is made known to us by others within those entities,  particularly  during the period in which this annual report is being prepared;

     b)   evaluated the  effectiveness of the registrant's  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying  officers and I have disclosed,  based on our most recent  evaluation,  to the  registrant's  auditors  and the audit committee of  registrant's  board of directors (or persons  performing  the equivalent functions):

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

6.   The  registrant's  other  certifying  officers and I have indicated in this annual  report  whether or not there were  significant  changes in internal controls  or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 22, 2003

/s/   Darryl R. Cohen
------------------------------
President and Chief Executive Officer

I, Mark W. Lerner, certify that:

1.   I have reviewed this annual report on Form 10-K of Medix Resources, Inc.;

2.   Based on my  knowledge,  this  annual  report  does not  contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this annual report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information included in this annual report,  fairly present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)   designed  such  disclosure  controls  and  procedures  to ensure  that
          material  information  relating  to  the  registrant,   including  its
          consolidated subsidiaries,  is made known to us by others within those entities,  particularly  during the period in which this annual report is being prepared;

     b)   evaluated the  effectiveness of the registrant's  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying  officers and I have disclosed,  based on our most recent  evaluation,  to the  registrant's  auditors  and the audit committee of  registrant's  board of directors (or persons  performing  the equivalent functions):

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

6.   The  registrant's  other  certifying  officers and I have indicated in this annual  report  whether or not there were  significant  changes in internal controls  or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 25, 2003

/s/   Mark W. Lerner
------------------------------
Executive Vice President
 and Chief Financial Officer

                             MEDIX RESOURCES, INC.

                        Consolidated Financial Statements
                                       and
                          Independent Auditors' Report
                           December 31, 2002 and 2001

                              MEDIX RESOURCES, INC.

                                Table of Contents

Independent Auditors' Report

Consolidated Financial Statements

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statement of Changes in Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Medix Resources, Inc.
New York, NY

We have audited the accompanying consolidated balance sheets of Medix Resources,
Inc. and  subsidiaries  (the Company) as of December 31, 2002 and 2001,  and the
related consolidated  statements of operations,  changes in stockholders' equity and cash flows for each of the three  years in the  period  ended  December  31,
2002. These  consolidated  financial  statements are the  responsibility  of the
Company's  management.  Our  responsibility  is to  express  an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated  financial statements referred to above present fairly,  in all material  respects,  the financial  position of Medix Resources,
Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations  and their cash flows for each of the years in the three year  period ended  December 31, 2002 in  conformity  with  accounting  principles  generally accepted in the United States of America.

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

                                          /s/Ehrhardt Keefe Steiner & Hottman PC
                                             Ehrhardt Keefe Steiner & Hottman PC
February 14, 2003
Denver, Colorado

                              MEDIX RESOURCES, INC.

                           Consolidated Balance Sheets

                                                                 December 31,
                                                         --------------------
                                                              2002          2001
                                                         -----------------------
                                      Assets

Current assets
  Cash ....................................................   $  1,369,000    $      8,000
  Stock subscription receivable ...........................         76,000            --
  Prepaid expenses and other ..............................        478,000         344,000
                                                              ------------    ------------
      Total current assets ................................      1,923,000         352,000
                                                              ------------    ------------

Non-current assets
  Software development costs, net .........................           --           649,000
  Property and equipment, net .............................        265,000         365,000
  Goodwill, net ...........................................      1,605,000       1,735,000
                                                              ------------    ------------
      Total non-current assets ............................      1,870,000       2,749,000
                                                              ------------    ------------

Total assets ..............................................   $  3,793,000    $  3,101,000
                                                              ============    ------------

                       Liabilities and Stockholders' Equity

Current liabilities
  Notes payable ...........................................   $    175,000    $    158,000
  Accounts payable ........................................        961,000         851,000
  Accounts payable - related parties ......................        130,000         166,000
  Accrued expenses ........................................        736,000         581,000
  Deferred revenue ........................................        173,000            --
                                                              ------------    ------------
      Total current liabilities ...........................      2,175,000       1,756,000
                                                              ------------    ------------

Commitments and contingencies

Stockholders' equity
  1996 Preferred stock, 10% cumulative convertible, $1
   par value, 488 shares authorized, 155 shares issued,
   1 share outstanding, liquidation preference $17,000 ....           --              --
  1997 convertible preferred stock, $1 par value, 300
   shares authorized, 167.15 shares issued, zero shares
   outstanding ............................................           --              --
  1999 Series A convertible preferred stock, $1 par
   value, 300 shares authorized, 300 shares issued,
   zero shares outstanding ................................           --              --
  1999 Series B convertible preferred stock, $1 par
   value, 2,000 shares authorized, 1,832 shares issued,
   zero and 50 shares outstanding, liquidation
   preference $0 and $50,000 ..............................           --              --
  1999 Series C convertible stock, $1 par value, 2,000
   shares authorized, 1,995 shares issued, 75 and 375
   shares outstanding, liquidation preference $75,000
   and $375,000 ...........................................           --              --
  Common stock, $.001 par value, 125,000,000 shares
   authorized, 77,160,817 and 56,651,407 issued and
   outstanding, respectively ..............................         77,000          56,000
  Dividends payable with common stock .....................          9,000           7,000
  Additional paid-in capital ..............................     44,605,000      35,341,000
  Accumulated deficit .....................................    (43,073,000)    (34,059,000)
                                                              ------------    ------------
      Total stockholders' equity ..........................      1,618,000       1,345,000
                                                              ------------    ------------

Total liabilities and stockholders' equity ................   $  3,793,000    $  3,101,000
                                                              ============    ============

                 See notes to consolidated financial statements.

                              MEDIX RESOURCES, INC.

                      Consolidated Statements of Operations

                                                       For the Years Ended
                                                          December 31,
                                           ------------------------------------------
                                               2002           2001            2000
                                           ------------    -----------    -----------

Revenues ................................   $       --      $   29,000   $    326,000

Costs and expenses
  Software and technology costs .........     2,366,000      1,288,000        865,000
  Selling, general and administrative
    expenses ............................     5,912,000      5,746,000      5,925,000
  Costs associated with terminated
    acquisition .........................       309,000            --             --
  Impairment of intangible assets .......           --       1,111,000            --
                                           ------------    -----------    -----------
      Total operating expenses ..........     8,587,000      8,145,000      6,790,000
                                           ------------    -----------    -----------

Other income (expense)
  Other income ..........................        22,000         12,000        163,000
  Interest expense ......................       (76,000)      (104,000)       (43,000)
  Loss on disposal of assets ............       (69,000)          --             --
  Financing costs .......................      (304,000)    (2,428,000)          --
                                           ------------    -----------    -----------
      Total other (expense) income ......      (427,000)    (2,520,000)       120,000
                                           ------------    -----------    -----------

Loss from continuing operations .........    (9,014,000)   (10,636,000)    (6,344,000)
                                           ------------    -----------    -----------

Discontinued operations .................           --             --         929,000
                                           ------------    -----------    -----------

Net loss ................................    (9,014,000)   (10,636,000)    (5,415,000)

Preferred stock dividends ...............           --             --          (1,000)
                                           ------------    -----------    -----------

Net loss available to common stockholders  $ (9,014,000)  $(10,636,000)   $(5,416,000)
                                           ============    ===========    ===========

Basic and diluted weighted average
 common shares outstanding ..............    63,417,283     50,740,356     41,445,345
                                           ============    ===========    ===========

Basic and diluted loss per common share
 - continuing operations ................   $     (0.14)   $     (0.21)   $     (0.15)
Basic and diluted income (loss) per
 common share - discontinued operations .           --             --            0.02
                                           ------------    -----------    -----------

Basic and diluted loss per common share .   $     (0.14)   $     (0.21)   $     (0.13)
                                           ============    ===========    ===========

(Continued on following page.)

                 See notes to consolidated financial statements.

                              MEDIX RESOURCES, INC.

                      Consolidated Statements of Operations

(Continued from previous page.)

Had the Company  adopted SFAS 142 as of January 1, 2000, the historical  amounts previously reported would have been adjusted to the following:

                                                       For the Years Ended
                                                          December 31,
                                           ------------------------------------------
                                               2002           2001            2000
                                           ------------    -----------    -----------

Net loss as reported                      $ (9,014,000)   $(10,636,000)  $ (5,415,000)
Add back: Goodwill amortization                      -         209,000        205,000
                                           ------------    -----------    -----------

Adjusted net loss                         $ (9,014,000)   $(10,427,000)  $ (5,210,000)
                                           ============    ===========    ===========

Basic and diluted loss per share as       $       (0.14)  $      (0.21)  $      (0.15)
                                           ============    ===========    ===========
reported

Goodwill amortization                     $          -   $          -  $          -
                                           ============    ===========    ===========

Adjusted loss per share                   $       (0.14)  $      (0.21) $       (0.15)
                                           ============    ===========    ===========

                 See notes to consolidated financial statements.

                              MEDIX RESOURCES, INC.

            Consolidated Statement of Changes in Stockholders' Equity
              For the Years Ended December 31, 2002, 2001 and 2000

                                                                                                         1999 Series                    1999 Series             1999 Series                                                 Dividend                       Total
                                   1996 Preferred Stock          Preferred Stock 1997                 A Preferred Stock              B Preferred Stock        C Preferred Stock         Common Stock         Additional      Payable                   Stockholders'
                               ----------------------------   ------------------------------   --------------------------------  ------------------------  -----------------------   ----------------------    Paid-in     with Common    Accumulated     Equity
                                  Shares          Amount          Shares           Amount           Shares           Amount        Shares       Amount      Shares       Amount       Shares       Amount      Capital       Stock          Deficit      (Deficit)
                               ------------   -------------   --------------    ------------   ---------------    -------------  ----------   -----------  --------    -----------   ----------  ----------  -----------   ------------   -----------  -------------

Balance - December 31, 1999        1.00        $     --             5.00            $   --            185             $   --        817        $  1,000      1,995       $ 2,000     27,642,691  $27,000     $20,329,000    $  25,000    $(18,008,000)   $  2,376,000

Conversion of note
 payable into common
 stock ....................          --              --               --                --             --                 --         --              --         --            --        800,000    1,000         399,000           --              --         400,000

Warrants issued in
 legal settlement .........          --              --               --                --             --                 --         --              --         --            --             --       --         238,000           --              --         238,000

Common stock issued in
 connection with ADC
 merger ...................          --              --               --                --             --                 --         --              --         --            --         60,400       --         374,000           --              --         374,000

Preferred stock
 conversions ..............          --              --            (5.00)               --           (185)                --       (767)         (1,000)    (1,120)       (1,000)     4,564,000     5,000         18,000      (21,000)             --              --

Exercise of warrants ......          --              --               --                --             --                 --         --              --         --            --      9,352,620     9,000      4,585,000           --              --       4,594,000

Exercise of stock
 options ..................          --              --               --                --             --                 --         --              --         --            --      4,039,734     4,000      1,493,000           --              --       1,497,000

Stock options and
 warrants issued for
 services .................          --              --               --                --             --                 --         --              --         --            --             --        --        138,000           --              --         138,000

Cancellation of shares
 issued in error ..........          --              --               --                --             --                 --         --              --         --            --       (142,423)       --             --           --              --              --

Net loss ..................          --              --               --                --             --                 --         --              --         --            --             --        --             --           --      (5,415,000)     (5,415,000)

Dividends declared ........          --              --               --                --             --                 --         --              --         --            --             --        --         (1,000)       1,000              --              --
                               ------------   -------------   --------------    ------------   ---------------    -------------  ----------   -----------  --------    -----------   ----------  ----------  -----------   ------------   -----------   -------------

Balance - December 31, 2000        1.00              --               --                --             --                 --         50              --        875         1,000     46,317,022    46,000     27,573,000        5,000     (23,423,000)      4,202,000

Exercise of options and
 warrants .................          --              --               --                --             --                 --         --              --         --            --      1,462,642     1,000        368,000           --              --         369,000

Warrants and in the
 money conversion
 feature issued with
 convertible note
 payable ..................          --              --               --                --             --                 --         --              --         --            --             --        --        581,000           --              --         581,000

Stock issued on
 conversion of note
 payable ..................          --              --               --                --             --                 --         --              --         --            --      2,618,066     3,000      2,823,000           --              --       2,826,000

Stock and warrants
 issued in private
 placement ................          --              --               --                --             --                 --         --              --         --            --      1,872,308     2,000      2,061,000           --              --       2,063,000

Preferred stock
 conversions ..............          --              --               --                --             --                 --         --              --       (500)       (1,000)     1,000,000     1,000             --           --              --              --

Stock issued with
 equity line ..............          --              --               --                --             --                 --         --              --         --            --      3,291,369     3,000      1,507,000           --              --       1,510,000

Stock and warrants
 issued in legal
 settlement ...............          --              --               --                --             --                 --         --              --         --            --         90,000        --        285,000           --              --         285,000

Stock options and
 warrants issued for
 services .................          --              --               --                --             --                 --         --              --         --            --             --        --        145,000           --              --         145,000

Net loss ..................          --              --               --                --             --                 --         --              --         --            --             --        --             --           --              --     (10,636,000)

Dividends declared ........          --              --               --                --             --                 --         --              --         --            --             --        --         (2,000)       2,000              --              --
                               ------------   -------------   --------------    ------------   ---------------    -------------  ----------   -----------  --------    -----------   ----------  ----------  -----------   ------------   -----------   -------------

Balance - December 31, 2001        1.00              --               --                --             --                 --         50              --        375            --     56,651,407    56,000     35,341,000        7,000              --       1,345,000

Extension of warrant
 exercise period ..........          --              --               --                --             --                 --         --              --         --            --             --        --         58,000           --              --          58,000

Exercise of options and
 warrants .................          --              --               --                --             --                 --         --              --         --            --      1,746,975     2,000        815,000           --              --         817,000

In the money conversion
 feature issued with
 convertible note
 payable ..................          --              --               --                --             --                 --         --              --         --            --             --        --         70,000           --              --          70,000

Warrants issued in
 satisfaction of
 liability ................          --              --               --                --             --                 --         --              --         --            --             --        --        590,000           --              --         590,000

Stock issued on
 conversion of note
 payable ..................          --              --               --                --             --                 --         --              --         --            --      2,405,216     2,000      1,046,000           --              --       1,048,000

Stock and warrants
 issued in private
 placements, net of
 offering expenses of                --              --               --                --             --                 --         --              --         --            --    $13,702,500    14,000      5,187,000           --              --       5,201,000

Preferred stock
 conversions ..............          --              --               --                --             --                 --        (50)             --       (300)           --        700,000     1,000             --           --              --           1,000

Stock issued with
 equity line, net of
 offering costs of                   --              --               --                --             --                 --         --              --         --            --      1,954,719     2,000        970,000           --              --         972,000

Stock options and
 warrants issued for
 consulting services ......          --              --               --                --             --                 --         --              --         --            --             --        --        260,000           --              --         260,000

Stock options issued to
 officer for financial
 support ..................          --              --               --                --             --                 --         --              --         --            --             --        --        132,000           --              --         132,000

Fair value of option
 vesting acceleration .....          --              --               --                --             --                 --         --              --         --            --             --        --         94,000           --              --          94,000

Warrants issued to
 officer for cash
 advance made .............          --              --               --                --             --                 --         --              --         --            --             --         --        44,000           --              --          44,000

Net loss ..................          --              --               --                --             --                 --         --              --         --            --             --         --            --           --              --      (9,014,000)

Dividends declared ........          --              --               --                --             --                 --         --              --         --            --             --         --        (2,000)       2,000              --              --
                               ------------   -------------   --------------    ------------   ---------------    -------------  ----------   -----------  --------    -----------   ----------  ----------  -----------   ------------   -----------   -------------

Balance - December 31, 2002        1.00          $   --               --            $   --             --            $    --      $  --           $  --         --          $ --    $77,160,817    $77,000   $44,605,000       $9,000    $(43,073,000)    $ 1,618,000
                               ============   =============   ==============    ============   ===============    ============== ==========   ===========  ========    ===========   ==========  ==========  ===========   ============   ===========   =============

                 See notes to consolidated financial statements.

                              MEDIX RESOURCES, INC.

                      Consolidated Statements of Cash Flows

                                                       For the Years Ended
                                                          December 31,
                                           --------------------------------------------
                                               2002            2001            2000
                                           ------------    ------------    ------------
Cash flows from operating activities
  Net loss .............................   $ (9,014,000)   $(10,636,000)   $ (5,415,000)
                                           ------------    ------------    ------------
  Adjustments to reconcile net loss to
   net cash used in operating activities
   Depreciation and amortization .......        343,000         488,000         426,000
   Compensation expense relating to
     stock options .....................         94,000            --              --
   Loss on disposal of assets ..........         69,000            --              --
   Write-off of capitalized software
     project costs .....................      1,066,000            --              --
   Impairment of intangible assets .....           --         1,111,000            --
   Financing costs .....................        304,000       2,428,000            --
   Common stock, options and warrants
    issued for settlements .............           --           149,000            --
   Common stock, options and warrants
    issued for services ................        260,000         145,000         376,000
   Warrants issued associated with
     convertible debt ..................           --              --              --
   Gain on sale of staffing business ...           --              --        (1,102,000)
   Change in net assets of discontinued
     operations ........................           --              --           857,000
   Changes in assets and liabilities
     Accounts receivable, net ..........           --            49,000         (29,000)
     Prepaid expenses and other ........        238,000        (119,000)        (49,000)
     Accounts payable and accrued
      liabilities ......................        998,000         988,000        (237,000)
     Deferred revenue ..................        173,000            --              --
                                           ------------    ------------    ------------
                                              3,545,000       5,239,000         242,000
                                           ------------    ------------    ------------
      Net cash used in operating
       activities ......................     (5,469,000)     (5,397,000)     (5,173,000)
                                           ------------    ------------    ------------

Cash flows from investing activities
  Proceeds from sale of divisions ......           --              --           500,000
  Software development costs incurred ..       (633,000)       (434,000)       (495,000)
  Purchase of property and equipment ...        (96,000)        (70,000)       (400,000)
  Purchase of software license .........           --              --          (720,000)
  Proceeds from notes receivable .......           --              --           500,000
  Business acquisition costs, net of
   cash acquired .......................           --              --           (94,000)
                                           ------------    ------------    ------------
      Net cash used in investing
       activities ......................       (729,000)       (504,000)       (709,000)
                                           ------------    ------------    ------------

Cash flows from financing activities
  Proceeds from issuance of debt and
   notes payable .......................      1,000,000       1,824,000         178,000
  Payments under financing agreement ...           --              --          (484,000)
  Principal payments on debt and notes
   payable .............................       (355,000)       (303,000)       (125,000)
  Issuance of preferred and common
   stock, net of offering costs ........      6,097,000       3,012,000            --
  Proceeds from the exercise of options
   and warrants ........................        817,000         369,000       6,091,000
                                           ------------    ------------    ------------
      Net cash provided by financing
       activities ......................      7,559,000       4,902,000       5,660,000
                                           ------------    ------------    ------------

Net increase (decrease) in cash ........      1,361,000        (999,000)       (222,000)

Cash - beginning of year ...............          8,000       1,007,000       1,229,000
                                           ------------    ------------    ------------

Cash - end of year .....................   $  1,369,000    $      8,000    $  1,007,000
                                           ============    ============    ============

(Continued on the following page.)

                 See notes to consolidated financial statements.

                              MEDIX RESOURCES, INC.

                      Consolidated Statements of Cash Flows

(Continued from the previous page.)

Supplemental disclosure of cash flow information:

Cash paid for:                      Interest
                                  ----------

    2002                          $     28,000
    2001                          $     42,000
    2000                          $     21,000

Supplemental disclosure of non-cash activity:

     Dividends declared payable in common stock were $2,000,  $2,000, and $1,000 for December 31, 2002, 2001 and 2000, respectively.

     During  2002,  50 and 300 shares of the series B and C preferred  stock was converted into 100,000 and 600,000 shares of common stock, respectively.

     During 2002, a $1,000,000  convertible  note payable and $48,000 of accrued interest were converted and redeemed into 2,405,216 shares of common stock.

     During 2002, the Company issued options and warrants valued at $260,000 for consulting services provided.

     During 2002, the Company recorded $70,000 for the value of the in-the-money conversion feature on the debt.

     During 2002, an accrued  liability of $590,000 for warrants  earned in 2001 was satisfied through the issuance of the warrants.

     During 2002,  options valued at $132,000 as financing  costs were issued to an officer for past financial support.

     During 2002,  warrants were issued to a related  party in  connection  with advances provided valued at $44,000.

     During 2002,  private stock  offering  proceeds were reduced by $76,000 for subscription receivable for cash not received.

     During 2002, the Company financed  insurance premiums of $372,000 through a finance company.

     During 2002,  the Company  extended the  exercise  period of warrants  that expired.  The value of the  extension was $58,000 and recorded as financing costs.

     During 2002, the Company wrote off old payroll tax  liabilities of $130,000 assumed in the Cymedix  acquisition  which were  recorded as a reduction to goodwill.

     During  2002,  the  Company  accelerated  the  vesting  period for a former officer's stock options  pursuant to a severance  agreement.  Fair value of the acceleration was calculated at $94,000.

(Continued on following page.)

                 See notes to consolidated financial statements.

                              MEDIX RESOURCES, INC.

                      Consolidated Statements of Cash Flows

(Continued from the previous page.)

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

     During  2001,  warrants  issued to  finders  under  private  placements  in connection  with its note payable  credit  facility were valued at $113,000 and recorded as financing costs.

     During  2001,  shares  issued for  conversions  and  redemptions  under the convertible  notes payable credit  facility at modified  conversion  prices resulted in financing costs of $1,286,000.

     During  2001,  the Company  issued  warrants  in  connection  with  private placements  of common  stock in  connection  with its note  payable  credit facility valued at $415,000.

     During 2001, the Company wrote off old payroll tax  liabilities of $100,000 assumed in the Cymedix acquisition which reduced goodwill.

     During 2000, 5.0 units of the 1997 preferred  stock, 185 shares of the 1999
     Series A preferred  stock,  767 shares of the Series B preferred stock, and
     1,120 shares of the series C preferred  stock were converted into 4,564,000
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

                              MEDIX RESOURCES, INC.

                   Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

The Company develops and intends to market healthcare  communication  technology products for electronic  prescribing of drugs,  laboratory orders and laboratory results.  These  technologies  are designed to provide  connectivity  of medical related information between point-of-care  providers ("POCs") (i.e. physician or caretaker) and specific  healthcare value chain  intermediaries  ("HVCIs") (e.g.
pharmacy, lab, pharmacy benefit managers,  pharmaceutical companies,  etc.). The
Company's  technology is designed to improve the accuracy and the  efficiency of the processes of drug  prescribing and the ordering of laboratory  tests and the receiving of laboratory  results. In February of 2000, the Company completed the divestiture of its healthcare staffing businesses in (Note 3).

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

Concentrations of Credit Risk

It is the  Company's  policy to extend  credit to its  customers  in the  normal course of business.  It is also our policy to reduce credit risk by periodically performing  credit  analysis  and  monitoring  the  financial  condition  of our customers.

Fair Value of Financial Instruments

The carrying amounts of financial  instruments  including  accounts  receivable, notes receivable,  accounts payable and accrued expenses  approximate their fair values as of December 31, 2002 and 2001 due to the relatively  short maturity of these instruments.

The carrying  amounts of notes  payable and debt issued  approximate  their fair value  as of  December  31,  2002  and  2001  because  interest  rates  on these instruments approximate market interest rates.

Revenue Recognition

It is the  company's  policy to record  revenue  when  transaction  services are provided  to  its  customers  through  the  use of its  suite  of  communication software. Revenue will also be recorded for monthly subscription services earned as those monthly services are provided.  The Company does not currently generate
any  revenue  from  the  licensing,   sale  or  installation  of  its  suite  of
communication software.

It  is  the  Company's  policy  to  recognize  revenue  when  the  communication transaction has been completed by the customer, persuasive evidence of the terms of the arrangement exist, its fee is fixed and determinable,  and collectibility is reasonably assured. Delivery takes place electronically when the customer has completed the exchange  (transmission or receipt) of data. Revenue is charged to the customer on a per transaction  basis as each  transaction is completed or as monthly subscription services are provided and are billed monthly.

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

Software and Technology Costs

The Company  applies the  provisions  of Statement of Position  98-1 (SOP 98-1),
"Accounting  for Costs of Computer  Software  Developed for Internal  Use".  The
Company  accounts for costs incurred in the development of computer  software as software research and development  costs until the preliminary  project stage is completed.  Direct costs incurred in the development of software are capitalized once the  preliminary  project stage is completed,  management  has committed to funding the project and  completion  and use of the  software  for its  intended purpose are probable.  The Company ceases  capitalization  of development  costs once the software has been substantially completed and is ready for its intended use. Software  development costs are amortized over their estimated useful lives of five years.  Costs associated with upgrades and  enhancements  that result in additional functionality are capitalized.

Included in software costs are those costs associated with software research and development  efforts  that have not been  capitalized  under SOP 98-1.  Software research and development costs totaled $691,000, $1,075,000 amd $685,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Software costs also include the  amortization of capitalized  software costs and license fees paid to service  providers  which  totaled  $609,000,  $213,000 and
$180,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Additionally during the fourth quarter of 2002, the Company wrote-off $1,066,000 of previously  capitalized  software development costs which are included in the accompanying financial statements in software costs.

Financing Costs

The  Company   records  as  financing  costs  in  its  statement  of  operations amortization of in-the-money  conversion  features on convertible debt accounted for in  accordance  with EITF 98-5 and 00-27,  amortization  of  discounts  from warrants  issued  with  debt  securities  in  accordance  with  APB  No.  14 and amortization of discounts  resulting from other securities  issued in connection with debt based on their  relative fair values,  and any value  associated  with inducements to convert debt in accordance with Statement of Financial Accounting
Standards No. 84 (SFAS No 84).

Long Lived Assets

The Company  reviews its  long-lived  assets for impairment  whenever  events or changes in circumstances  indicate that the carrying amount of the asset may not be recovered in accordance with Statement of Financial  Accounting Standards No.
144 (SFAS No. 144). The Company looks primarily to the undiscounted  future cash flows in its assessment of whether or not long-lived assets have been impaired.

Goodwill

In accordance with SFAS 141, goodwill is no longer being amortized.

Under SFAS 142,  the Company  reviews its goodwill  for  impairment  annually or whenever events or changes in circumstances indicate that the carrying amount of the asset may not be  recovered.  The  Company  looks  primarily  to the  market capitalization  of the Company in its  assessment of whether or not goodwill has been  impaired.  At  December  31,  2002,  the Company  has  determined  that no impairment of the Company's goodwill is required.

Reclassifications

Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform to the 2002 presentation.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses were as
$23,000,  $23,000,  and $42,000 for the years ended December 31, 2002, 2001, and
2000.

Basic Loss Per Share

The Company applies the provisions of Statement of Financial Accounting Standard
No. 128,  "Earnings Per Share" (SFAS 128). All dilutive  potential common shares have an antidilutive effect on diluted per share amounts and therefore have been excluded in determining net loss per share. The Company's basic and diluted loss per share are  equivalent  and  accordingly  only  basic loss per share has been presented.

For the years  ended  December  31,  2002,  2001 and 2000 total  stock  options, warrants and convertible debt and preferred stock of 33,166,853,  14,693,254 and
13,767,143,  were not  included  in the  computation  of diluted  loss per share because their effect was antidilutive,  however,  if the Company were to achieve profitable  operations  in  the  future,  they  could  potentially  dilute  such earnings.

Recently Issued Accounting Pronouncements

In June 2001,  the FASB issued SFAS No. 143,  "Accounting  for Asset  Retirement
Obligations."  SFAS No. 143 requires the fair value of a liability  for an asset retirement  obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are  capitalized as part of the carrying  amount of the long-lived  asset.
SFAS No. 143 is effective for years  beginning  after June 15,2002.  The Company believes  the  adoption of this  statement  will have no material  impact on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144,  "Accounting for the Impairment or
Disposal of Long-Lived  Assets." SFAS 144 requires that those long-lived  assets be measured at the lower of  carrying  amount or fair value,  less cost to sell, whether  reported  in  continuing  operations  or  in  discontinued  operations.
Therefore,  discontinued operations will no longer be measured at net realizable value or include amounts for operating  losses that have not yet occurred.  SFAS
144 is effective  for  financial  statements  issued for fiscal years  beginning after December 15, 2001 and,  generally,  are to be applied  prospectively.  The
Company  believes  that the  adoption  of this  statement  will have no material impact on its consolidated financial statements.

In April 2002,  the FASB issued SFAS No. 145,  "Rescission of FASB No. 4, 44 and
64, Amendment of FASB No. 13, and Technical  Corrections." SFAS No. 145 rescinds
FASB No. 4  "Reporting  Gains and Losses  from  Extinguishments  of Debt Made to
Satisfy  Sinking-Fund  Requirements."  This  statement also rescinds SFAS No. 44
"Accounting  for  Intangible  Assets of Motor  Carriers" and amends SFAS No. 13,
"Accounting  for Leases." This statement is effective for fiscal years beginning after May 15, 2002.  The Company  believes the adoption of this  statement  will have no material impact on its consolidated financial statements.

In June 2002,  the FASB issued SFAS No. 146,  "Accounting  for Costs  Associated with  Exit or  Disposal  Activities."  SFAS No.  146  addresses  accounting  and reporting for costs  associated  with exit or disposal  activities and nullifies
Emerging  Issues Task Force Issue No. 94-3,  "Liability  Recognition for Certain
Employee  Termination  Benefits  and Other Costs to Exit an Activity  (Including
Certain  Costs  Incurred  in a  Restructuring)."  SFAS No. 146  requires  that a liability for a cost associated with an exit or disposal  activity be recognized and measured  initially at fair value when the  liability is incurred.  SFAS No.
146 is  effective  for exit or  disposal  activities  that are  initiated  after
December 31, 2002, with early application  encouraged.  The Company believes the adoption  of this  statement  will have no material  impact on its  consolidated financial statements.

In  November  2002,  the  FASB  published  interpretation  No,  45  "Guarantor's
Accounting  and  Disclosure  requirements  for  Guarantees,  Including  Indirect
Guarantees  of  Indebtedness  of  Others".  The  Interpretation  expands  on the accounting  guidance of Statements No. 5, 57, and 107 and  incorporates  without change the provisions of FASB  Interpretation No. 34, which is being superseded.
The Interpretation  elaborates on the existing disclosure  requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies  that at the time a company  issues a  guarantee,  that  company  must recognize  an initial  liability  for the fair value,  or market  value,  of the obligations it assumes under that  guarantee and must disclose that  information in its interim and annual  financial  statements.  The initial  recognition  and initial measurement provisions apply on a prospective basis to guarantees issued or modified  after  December  31, 2002,  regardless  of the  guarantor's  fiscal year-end.  The disclosure  requirements in the  Interpretation are effective for financial  statements  of interim or annual  periods  ending after  December 15,
2002. The Company  believes the adoption of this statement will have no material impact on its consolidated financial statements.

In  December  2002,  the FASB issued SFAS No. 148  "Accounting  for  Stock-Based
Compensation-  Transition and  Disclosure."  This statement amends SFAS No. 123,
"Accounting  for Stock-Based  Compensation"  to provide  alternative  methods of transition  for an entity that  voluntarily  changes to the fair value method of accounting  for  stock-based  compensation.  In  addition,  SFAS 148  amends the disclosure  provision of SFAS 123 to require more prominent disclosure about the effects of an entity's  accounting  policy decisions with respect to stock-based employee  compensation  on reported  net  income.  The  effective  date for this
Statement is for fiscal years ended after December 15, 2002.

The  adoption  of  this  statement  did  not  have  a  material  effect  on  the consolidated  financial statements as the Company continues to account for stock based compensation under the intrinsic value approach, and follows the pro-forma disclosure requirements of SFAS No. 123, as amended by SFAS No 148.

Note 2 - Management's Plan for Continued Existence

The  accompanying  financial  statements  have been  prepared on a going concern
basis  which   contemplates   the  realization  of  assets  and  liquidation  of
liabilities in the ordinary course of business.

The  Company has  incurred  operating  losses for the past  several  years,  the majority of which are related to the  development  of the  Company's  healthcare connectivity  technology  and  related  marketing  efforts.  These  losses  have produced operating cash flow deficiencies,  and negative working capital,  which raise  substantial  doubt about its ability to continue as a going concern.  The
Company's future  operations are dependent upon  management's  ability to source additional equity capital.

The Company  expects to continue to  experience  losses in the near term,  until such  time  that  its  technologies  can be  merged  with  those  acquired  from
ePhysician,  Inc. (see Note 12) and  successfully  deployed  with  physicians to produce revenues.  The continuing  deployment,  marketing and the development of the  merged  technologies  will  depend  on  the  Company's  ability  to  obtain additional  financing.  The merging of technologies with ePhysician,  Inc. is in the early  development  stage and has not generated any  significant  revenue to date.  The Company is currently  funding  operations  through the sale of common stock, and there are no assurances that that additional investment or financings will be available as needed to support the  development  and  deployment  of the merged technologies.  The need for the Company to obtain additional financing is acute and failure to obtain  adequate  financing  could result in lost  business opportunities,  the sale of the Cymedix  business at a  distressed  price or may lead to the financial failure of the Company. -

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

The results of  operations  of the  Company's  discontinued  remaining  staffing businesses for the year ended December 31, 2000 are as follows:

Revenue ...........................   $ 1,128,000
Direct costs of services ..........       927,000
                                      -----------
Gross margin ......................       201,000
                                      -----------
Selling, general and administrative       219,000
Interest expense ..................        18,000
Litigation settlement .............       137,000
                                      -----------

Net loss ..........................   $  (173,000)
                                      ===========

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

Sales price .........................................   $ 1,000,000
Accounts receivable collection costs ................      (100,000)
                                                        -----------
                                                            900,000
Net assets acquired, liabilities assumed and
 liabilities written off ............................       202,000
                                                        -----------
Gain on disposal of the remaining staffing businesses     1,102,000
Gain from operation of the remaining staffing
 businesses through the disposal date ...............      (173,000)
                                                        -----------

Net gain on disposal of the remaining staffing
 businesses .........................................   $   929,000
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

Cash ..............   $   6,000
Accounts receivable      27,000
Goodwill ..........     487,000
Accounts payable ..     (41,000)
Accrued liabilities      (5,000)
                      ---------

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

                                          For the Years Ended
                                              December 31,
                                      ---------------------------
                                           2000          1999
                                      ------------   ------------

Sales                                 $    440,000   $    569,000
                                      ============   ============

Net income (loss)                     $ (5,408,000)  $ (4,816,000)
                                      ============   ============

Loss per share                        $      (0.13)  $      (0.20)
                                      ============   ============

Note 5 - Balance Sheet Disclosures

Software development costs consist of the following:

                                              December 31,
                                      ----------------------------
                                            2002         2001
                                      -------------  -------------

Software development costs            $           -  $     929,000
Less accumulated amortization                     -       (280,000)
                                      -------------  -------------
                                      $           -  $     649,000
                                      =============  =============

Annual amortization expense, which is included in costs of services provided was
$216,000,  $156,000,  and $124,000 for the years ended December 31, 2002,  2001, and 2000, respectively.

During the fourth quarter of 2002 the Company changed its business model,  which significantly impacted its projections of expected future operating results. Due to the change in the business model the anticipated undiscounted cash flows from the  Company's  capitalized  software  development  costs  did not  support  the carrying value of those costs at December 31, 2002. In accordance  with SFAS No.
144, the Company  wrote-off the remaining  $1,066,000 of previously  capitalized net costs during the fourth quarter of 2002. While the Company's  business model has  changed  impacting  the  expected  future  operating  results,  the Company believes  that the basis of its continued  plan is embedded with the  technology business  plan it  acquired  in the Cymedix  transaction  in 1998.  Accordingly, management  does not believe an  impairment  of  goodwill  has  occurred  and it continues to have a viable  long-term  strategy that is supported by its current market  capitalization at December 31, 2002 which supports the fair value of its only reporting unit.

Property and equipment consist of the following:

                                                          December 31,
                                                   ----------------------
                                                     2002          2001
                                                   ---------    ---------

Furniture and fixtures .........................   $ 111,000    $ 103,000
Computer hardware and purchased software .......     542,000      609,000
Leasehold improvements .........................      20,000       29,000
                                                   ---------    ---------
                                                     673,000      741,000
Less property, plant and equipment - accumulated
 depreciation ..................................    (408,000)    (376,000)
                                                   ---------    ---------
                                                   $ 265,000    $ 365,000
                                                   =========    =========

Depreciation  expense  was  $127,000,  $123,000  and $97,000 for the years ended
December 31, 2002, 2001 and 2000, respectively.

The changes in the carrying  amount of goodwill for the year ending December 31,
2002 are as follows:

Balance as of January 1, 2002 .......................   $ 2,369,000
Goodwill written off relating to liability assumed in
 the acquisition ....................................      (130,000)
                                                        -----------

Balance as of December 31, 2002 .....................   $ 2,239,000
                                                        ===========

Goodwill  relates to the  Company's  acquisition  of  Cymedix.  Goodwill  has an accumulated  amortization  balance of $634,000 for the years ending December 31,
2002 and 2001. Amortization expense was $0, $209,000, and $205,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

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

Accrued expenses consists of the following:

                                                    December 31,
                                                -------------------
                                                  2002       2001
                                                --------   --------

Accrued payroll and benefits ................   $256,000   $294,000

Accrued lease abandonment costs .............    374,000       --
Accrued professional fees ...................     36,000     57,000
Accrued license fees ........................     36,000     53,000
Other accrued expenses ......................     23,000     29,000
Accrued interest ............................     11,000     17,000
Accrued payroll taxes, interest and penalties       --      131,000
                                                --------   --------
                                                $736,000   $581,000
                                                ========   ========

During the fourth quarter of 2002, the Company closed its California and Georgia offices.  In  connection  with these  office  closures  the Company  accrued the balance of the remaining  lease  commitments  totaling  $374,000 at December 31,
2002, which are included in selling general and  administrative  expenses in the accompanying financial statements.

At various times during 2001 and 2000, the Company was  delinquent  with payroll tax deposits. At December 31, 2001 and 2000, $131,000 and $200,000, respectively was accrued for  estimated  taxes,  interest and  penalties.  During  2001,  the
Company  wrote  off  $100,000  of  previously   recorded   accrued  payroll  tax
liabilities  assumed in the Cymedix  acquisition  as management  determined  the
Company was over  accrued,  and  recorded the  write-offs  as an  adjustment  to previously recorded goodwill.

Note 6 - Long-Term Debt

Long-term debt consists of:
                                                                 December 31,
                                                         ---------------------------
                                                              2002          2001
                                                         ------------- -------------

Notes  payable - finance  company,  interest  accrues at
 7%,  monthly  payments  of  principal  and  interest of
 $23,730 are payable through October 2003.               $     157,000 $     140,000

Notes  payable - finance  company,  interest  accrues at
 7%,  monthly  payments  of  principal  and  interest of
 $1,417 are payable through October 2003.                       18,000        18,000
                                                         ------------- -------------
                                                               175,000       158,000
      Less current portion                                   (175,000)     (158,000)
                                                         ------------- -------------
                                                         $          -  $          -
                                                         ============= =============

Convertible Promissory Notes

The Company entered into a secured  convertible  loan agreement,  dated February
19,  2002,  pursuant to which the Company  borrowed  $1,000,000  from  WellPoint
Health  Networks Inc., in which a member of the Company's  audit  committee is a related  party.  WellPoint  converted the note into  2,405,216  common shares on
October 9, 2002, which includes  approximately $48,000 of accrued interest.  The loan was secured by the grant of a security interest in all Medix's intellectual property, including its patent, copyrights and trademarks. The conversion of the loan eliminated the aforementioned security interest.

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

In  connection  with this  credit  facility,  the  Company  also agreed to issue warrants to purchase  common stock to the holder of the  convertible  promissory note. The Company issued 750,000 warrants in connection with drawdowns under the convertible  note. The warrants have an exercise price of $1.75 and terms of two years from the date of  issuance.  The Company  also issued  54,168  warrants to purchase common stock to two finders assisting with the transaction.  The finder warrants also have terms of two years and an exercise price of $1.75.

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

During the period May through  December  2001,  the Company  received  $850,000, under a second amendment to the credit  facility,  for the issuance of 1,235,944 shares of its common stock, in additional private placement  transactions.  As a part of these common stock  issuances,  the Company issued  warrants to purchase
168,919  shares of common stock at $1.00 per share with a term of two years from the date of  issuance.  The Company has recorded  financing  expense of $113,000 related to the warrant issuance in the accompanying financial statements,  using the  Black-Scholes  option-pricing  model.  The calculated  values were computed using the  following  assumptions:  lives of 2 years,  exercise  prices of $.80, volatility of 117%, no dividend payments and a risk free rate of 5.5%.

As a result of  shares  issued  under the  private  placements  at below  market prices,  which have been  treated as a discount  on the debt based on their fair market values at issuance, financing costs of $448,000 have been recorded.

Note 7 - Commitments and Contingencies

Operating Leases

The Company leases office facilities in New York, New Jersey, Georgia,  Colorado and California and various equipment under  non-cancelable  operating leases. We have closed our California and Colorado offices, and we are actively pursuing an exit to our leases in Georgia  and  California.  Obligations  for the New Jersey
lease ended July of 2002.

Rent expense for these leases was:

Year Ending December 31,
------------------------

        2002                                             $     610,000
        2001                                             $     396,000
        2000                                             $     315,000

Future minimum lease payments under these leases are approximately as follows:

Year Ending December 31,
------------------------
        2003                                             $     371,000
        2004                                                   325,000
        2005                                                    34,000
                                                         -------------
                                                         $     730,000
                                                         =============

Litigation

In the normal course of business,  the Company is party to litigation  from time to time. The Company  maintains  insurance to cover certain actions and believes that resolution of such  litigation  will not have a material  adverse effect on the Company.

In February of 2000,  the Company  reached a settlement  on certain  outstanding litigation and issued a warrant to purchase 35,000 of the Company's common stock at $3.96 per share.  The  Company  recorded  expense of  approximately  $137,000 related to the issuance of the warrant,  which has been  included in the results of  discontinued  operations.  The warrants were valued using the  Black-Scholes pricing model, using assumptions of volatility of 273%, no dividend payments and a risk free rate of 5.5%.

In November of 2000, a settlement  agreement was reached between the Company and a plaintiff on  outstanding  litigation  whereby the Company paid the  plaintiff
$66,000 cash,  and issued an option to purchase  50,000 of the Company's  common stock at $.25 per share. The Company recorded expense of approximately  $102,000 related to the  issuance  of the option.  The  warrants  were  valued  using the
Black-Scholes  pricing  model,  using  assumptions  of  volatility  of 273%,  no dividend payments and a risk free rate of 5.5%.

In June of  2001,  the  Company  settled  an  outstanding  claim by  paying  the plaintiff  $35,000 and issuing to him 2 year warrants to purchase 195,000 shares of the Company's  common stock at $.50 per share. The settlement was approved by the court on July 6,  2001.  The case has been  dismissed  with  prejudice.  The warrants  issued in this  settlement  have been  valued  at  $137,000  using the
Black-Scholes  pricing  model,  using  assumptions  of  volatility  of 132%,  no dividend  payments and a risk-free  rate of 5.5%,  and have been  included as an increase to goodwill in the accompanying financial statements, as a result of an unrecorded liability that existed at the time of the Cymedix merger.

In May of 2001, the Company agreed to settle another outstanding legal action by paying the plaintiff $20,000 and issuing him a three year warrant (issued over a
18 month period) to purchase  137,500  shares of the  Company's  common stock at
$.50 per share.  The  warrants  issued in this  settlement  have been  valued at
$64,000 using the Black-Scholes  pricing model,  using assumptions of volatility of 132%,  no  dividend  payments,  and a risk-free  rate of 5.5%,  and have been included as an expense in the consolidated statement of operations.

In 2001, the Company also settled certain litigation by issuing to one plaintiff
90,000 shares of the Company's  common stock,  valued at $51,000,  and extending the exercise  period of the warrants of the other  plaintiff  until December 31,
2003, valued at $33,000.  The shares and warrants issued in this settlement have
been  valued  at  $84,000  using  the  Black-Scholes   pricing  model,  for  the
modification to the warrant,  using assumptions of a life of two years, exercise price of $1.00, volatility of 132%, no dividend payments and a risk-free rate of
5.5%,  and have been  included as an expense in the  consolidated  statement  of operations.

In August 2002, the Company reached an agreement in principal with a plantiff to settle  certain  litigation by paying  $25,000 with no admission of liability on the Company's part. This settlement was signed and paid during September 2002.

In August 2002, the Company  reached an agreement in principal with a company to settle certain litigation by paying $55,000,  to be paid over three months. This settlement was signed and the balance paid as of December 31, 2002.

Tufts  Associated  Health  Plans,  Inc. has  threatened  to commence  litigation against us for allegedly  breaching the Services and Support  Agreement  between
Tufts and the Company.  Tufts has alleged that because of the termination of the merger agreement between the Company and PocketScript,  the Company is unable to provide the products and  services as  contemplated  by the Services and Support
Agreement  and is in  "material  breach"  thereunder.  We  disagree  with Tufts'
allegations. At this time, litigation has not been commenced.

Note 8 - Stockholders' Equity

On March 20, 2000, the Company  authorized  2,500,000 shares of preferred stock.
As of December  31, 2002,  no  additional  shares of  preferred  stock have been issued.

In October of 2002, the stockholders  approved an increase of authorized  common stock to 125,000,000.

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

The Company has 1.0 remaining  unit of its 1996 preferred  stock  outstanding at
December  31,  2002 and  2001.  The  remaining  unit may be  converted  into the
Company's  common stock including  accrued  dividends at the lesser of $1.25 per common  share or 75% of the prior  five day  trading  average  of the  Company's common stock.

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

The first private placement  consisted of 300 shares of Series A preferred stock each with 1,000  warrants for $1,000 per unit,  which  raised total  proceeds of
$300,000.  The warrants  included  with each unit entitle the holder to purchase common  shares at $1.00 per share,  expiring in October 1, 2000.  The  preferred shares are  currently  convertible  into common  shares at $.25 per common share through March 1, 2003.  During 1999, 115 shares of Series A preferred stock were converted  into  460,000  common  shares.  During  2000,  185 shares of Series A preferred  stock were converted into 740,000 common shares.  All of the warrants relating to the Series A preferred stock were exercised in 2000.

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
During  1999,  1,015  shares of Series B  preferred  stock were  converted  into
2,030,000  common shares.  During 2000,  767 shares of Series B preferred  stock were converted into 1,534,000 common shares.  During 2002, 50 shares of Series B preferred  stock were converted  into 100,000  common  shares.  The warrants are callable by the Company for $.01 upon thirty days written notice. These warrants expired in October 2002. Upon cancellation,  the Company extended the expiration date for 480,000 of these warrants to April 2003.  Using a Black Scholes pricing model, $58,000 of expense was charged to equity as the value of this repricing.

The third  private  placement  consisted  of 1,995  shares of Series C preferred stock each with 4,000 warrants for $1,000 per unit,  which raised total proceeds of  $1,995,000.  The warrants,  included with each unit,  entitled the holder to purchase  common  shares  at $.50 per  share,  expiring  in April 1,  2003.  The preferred  shares are convertible  beginning April 1, 2000 into common shares at
$.50 per common share through April 1, 2003. During 2000, 1,120 shares of Series
C preferred stock were converted into 2,240,000 common shares.  During 2001, 500 shares of Series C  preferred  stock were  converted  into  1,000,000  shares of common stock. During 2002, 300 shares of Series C preferred stock were converted into  600,000  shares of common  stock.  After April 1, 2000,  the  warrants are callable by the Company for $.01 upon thirty days  written  notice.  The Company has not called any of these warrants as of the date hereof.

2002 Private Placement

During 2002,  the Company  initiated  three  private  placement  offerings  each consisting  of one share of common stock and warrants to purchase  common stock.
The exercise  price of the offering was $.40 per share.  The warrants,  included with each unit, entitled the holder to purchase common shares at $.50 per share, expiring five years after offering date.  Over the three  offerings,  $5,491,000 was raised in total  proceeds,  net of offering  costs of $290,000,  through the issuance of 13,702,500  shares of common  stock.  At December 31, 2002 a $76,000 subscription receivable remained which was collected in January 2003.

Equity Line

The Company entered into an Equity Line of Credit Agreement dated as of June 12,
2001,  which  provided  that the  Company  can put to the  provider,  subject to certain  conditions,  the  purchase  of common  stock of the  Company  at prices calculated from a formula as defined in the agreement.

During the period August to December 2001, the Company received $1,510,000,  net of commissions and escrow fees from nine equity line advances,  resulting in the issuance of  2,748,522  shares of common  stock.  The 542,847  shares  issued to finders in  connection  with the equity line,  described  below,  were valued at
$407,000,  additionally  the  incremental  differences of shares issued at below market prices on the line totaled $391,000, both of which have been presented as a reduction to net proceeds from the advances received.

During the period January to April 2002, the Company received  $972,000,  net of commissions  and escrow fees from eight equity line  advances,  resulting in the issuance of 1,954,719  shares of common stock.  This agreement was terminated in
April 2002.

The principal conditions to any such advance were as follows:

o    There must have been  thirteen  stock  market  trading days between any two requests for advances made by the Company.

o    The Company  could only request an advance if the volume  weighted  average price of the common stock as reported by Bloomberg  L.P. for the day before the  request  is made was  equal to or  greater  than the  volume  weighted average price as reported by Bloomberg  L.P. for the 22 trading days before a request was made.

o    The Company  was not be able to receive an advance  amount that was greater than 175% of the  average  daily  volume of its  common  stock  over the 40 trading days prior to the advance request multiplied by the purchase price.

The  purchase  price for each  advance  was be equal to 91% of the three  lowest daily volume weighted average prices during the 22 trading days before a request was made.

The Company  received the amount  requested as an advance  within 10 days of its request,  subject to satisfying  standard  closing  conditions.  The issuance of shares of common  stock to the  providers  in  connection  with the equity  line financing was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof.  The Company  agreed to register for immediate  re-sale the shares being issued to the providers of the Equity Line of Credit before any drawdowns  may occur.  The  Company  registered  9,500,000  shares.  The related
Registration  Statement was declared effective by the SEC on August 6, 2001. The
Company also agreed that its executive officers and directors would not sell any shares of its common  stock during the ten trading  days  following  any advance request by the Company.

The Company  paid an aggregate  of 7% of each amount  advanced  under the equity line financing to two parties  affiliated  with the providers of the Equity Line of Credit for their services relating thereto.  In addition,  upon the effective date of this  Registration  Statement  registering  the  securities to be issued under the Equity Line of Credit, the Company issued to those same two parties an aggregate of 198,020  shares of common stock,  and on December 9, 2001 (180 days after the date of the Equity Line of Credit  Agreement)  the  Company  issued to them an additional  344,827 shares of our common stock shares. In addition,  the
Company paid legal fees in an aggregate amount of $15,000.

Accumulated Deficit

Of the  $43,073,000  cumulative  deficit at December 31, 2002 and $34,059,000 at
December 31, 2001, the approximate  amount relating to the Company's  technology business  from  inception  is  $27,752,000  and  $21,112,000,  respectively.  In addition,  a premium of $2,332,000 was paid upon the acquisition of Cymedix Lynx in 1998,  producing a total  investment of  $30,084,000 at December 31, 2002 and
$23,444,000 at December 31, 2001 in the technology to date.

Stock Options

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
At 2001 Annual Meeting the shareholders approved an increase of 3,000,000 shares as the amount of total  shares of our Common Stock  reserved for issuance  under the 1999 Plan.

The following table presents the activity for options outstanding:
                                                                          Weighted
                                                Incentive  Non-qualified   Average
                                                  Stock        Stock      Exercise
                                                 Options      Options       Price
                                              ------------ ------------ ------------

Outstanding - December 31, 1999                  7,517,877      633,000 $       0.32
  Granted                                        2,255,000      110,000         3.82
  Granted                                         (10,000)           -          0.25
  Forfeited/canceled                           (3,900,235)    (139,499)         0.28
                                              ------------ ------------ ------------

Outstanding - December 31, 2000                  5,862,642      603,501         1.62
  Granted                                        2,289,000           -          0.71
  Forfeited/canceled                             (865,000)     (65,834)         3.03
  Exercised                                    (1,267,142)    (173,500)         0.25
                                              ------------ ------------ ------------

Outstanding - December 31, 2001                  6,019,500      364,167         1.40
  Granted                                        4,968,000      860,000         0.67
  Forfeited/canceled                           (1,314,750)    (266,167)         1.15
  Exercised                                      (200,000)    (158,000)         0.40
                                              ------------ ------------ ------------

Outstanding - December 31, 2002                  9,472,750      800,000 $       1.06
                                              ============ ============ ============

The  following   table  presents  the   composition  of  options   outstanding  and
exercisable:

                            Options Outstanding                 Options Exercisable
                         ----------------------- ----------- ----------------------
Range of Exercise Prices    Number      Price*       Life*      Number      Price*
------------------------------------ ----------- ----------- ----------- ---------
      $.25 - .55           2,417,000 $      0.41        5.92   2,197,625 $      0.41
      $.59 - .99           6,619,750        0.69        4.72   3,689,750        0.69
      $1.05 - 4.97         1,236,000        4.34        4.24   1,186,000        4.47
                         ----------- ----------- ----------- ----------- -----------

Total - December 31,
2002                      10,272,750 $      1.06        4.95   7,073,375 $      1.23
                         =========== =========== =========== =========== ===========

*Price and Life  reflects  the  weighted  average  exercise  price and  weighted average remaining contractual life, respectively.

In fiscal year 2002, the Company has issued 636,000 stock options to consultants that have been valued at $260,000 and recorded as consulting expense,  using the
Black-Scholes  options pricing model. The assumptions used include lives ranging from 2 to 5 years,  exercise  prices ranging from $0.38 to $0.70,  volatility of
95%, no dividend payments and a risk free rate of 5.5%.

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

                                                      For the Years Ended
                                                         December 31,
                                          --------------------------------------
                                               2002           2001          2000
                                          -------------- -----------------------

Net loss - as reported                    $ (9,014,000)  $(10,636,000) $ (5,415,000)
Net loss - pro forma                      (111,198,000)   (12,035,000)  (14,256,000)
Basic loss per common share - as reported        (0.14)         (0.21)        (0.13)
Basic loss per common share - pro forma          (0.18)         (0.24)        (0.34)

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used:

                                                      For the Years Ended
                                                         December 31,
                                          --------------------------------------
                                               2002           2001          2000
                                          -------------- -----------------------

Approximate risk free rate                    5.50%          5.50%         5.50%
Average expected life                        5 years        5 years      10 years
Dividend yield                                  0%            0%            0%
Volatility                                     95%           132%          273%

Estimated fair value of total options
granted                                     $2,184,000    $1,399,000    $8,841,000

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
1,000,000  warrants  with an exercise  price of $1.75 all expiring  September 8,
2004.  The right to exercise  the  warrants  are earned in  increments  based on certain performance criteria. At December 31, 2002 a total of 1,850,000 warrants had been  earned.  In  connection  with the  obligation  to issue the  1,000,000 warrants earned,  the Company  recorded  expense of $1,364,000  valued using the
Black-Scholes  option pricing model,  with  assumptions of 132%  volatility,  no dividend yield and a risk-free  rate of 5.5%. In connection  with the obligation to issue the 850,000 warrants  earned,  the Company recorded expense of $590,000 during the third quarter of 2001 valued using the  Black-Scholes  option pricing model,  with assumptions of 132%  volatility,  no dividend yield and a risk-free rate of 5.5%. The 850,000 warrants were issued in the first quarter of 2002.

The Company has the obligation to provide  5,150,000  warrants under the Amended and Restated  Common  Stock  Purchase  Warrant in the future if the  performance criteria specified are met.

The agreement  provides for a total of 5,150,000  remaining  warrants under five
performance   criteria   categories   which  can  be  earned  in  any  order  or
concurrently. Had all of the remaining performance criteria been met at December
31, 2002,  the fair value of the related  warrants and  resulting  expense would have been  approximately  $1,848,683,  using the  Black-Scholes  option  pricing model,  with  assumptions of 95%  volatility,  no dividend yield and a risk-free rate of 5.5%.

The Company also issued and modified  warrant terms in the settlement of certain litigation  during 2001 (Note 7).  These  warrants and  modifications  have been
valued  at  $234,000  using  the   Black-Scholes   option  pricing  model.  (See
assumptions used in Note 7).

The following table presents the activity for warrants outstanding:

                                                                          Weighted
                                                                           Average
                                                            Number of     Exercise
                                                            Warrants        Price
                                                         ---------------------------

Outstanding - December 31, 1999                             14,791,126 $        0.53
      Issued                                                    35,000          3.96
      Forfeited/canceled                                      (32,506)          0.71
      Exercised                                            (9,352,620)          0.53
                                                         ---------------------------

Outstanding - December 31, 2000                              5,441,000          0.53
      Issued                                                 2,066,587          1.12
      Forfeited/canceled                                      (36,000)          0.80
      Exercised                                               (22,000)          0.19
                                                         ---------------------------

Outstanding - December 31, 2001                              7,449,587          0.69
      Issued                                                17,493,016          0.51
      Forfeited/canceled                                     (826,000)          0.51
      Exercised                                            (1,388,975)          0.50
                                                         ---------------------------

Outstanding - December 31, 2002                             22,727,628 $        0.58
                                                         ===========================

All of the  outstanding  warrants are  exercisable  and have a weighted  average remaining contractual life of 3.45 years.

Note 9 - Income Taxes
---------------------

As of December 31, 2002, the Company has net operating loss (NOL)  carryforwards of approximately  $29,105,000,  which expire in the years 2002 through 2022. The utilization  of the NOL  carryforward  is limited to $469,000 on an annual basis for net operating loss  carryforwards  generated prior to September 1996, due to an effective  change in control,  which occurred as a result of the 1996 private placement.  As a result of the significant  sale of securities  during 1999, the
Company's net operating loss carryforwards will be further limited in the future to an annual  amount of $231,000  due to those  changes in control.  The Company also  has  a  deferred  tax  liability  of  approximately  $141,000  related  to capitalized  software  development  costs.  The  Company  has  concluded  it  is currently  more likely than not that it will not  realize its net  deferred  tax asset and  accordingly has  established a valuation  allowance of  approximately
$9,900,000 and $7,400,000,  respectively.  The change in the valuation allowance for 2002 and 2001 was approximately $2,500,000 and $2,413,000, respectively.

Note 10 - Employee Benefit Plan

Employees  are  eligible to  participate  in the  company's  401(k)  retirement.
Payroll  deductions  are taken  out of every  payroll  check  and are  "pre-tax"
dollars.  Employees may elect (in writing) at any time that their  participation be  "suspended",  however,  they may only  apply  for  re-enrollment  quarterly.
Employees  may elect up to a 15%  contribution.  There  currently is no employer match policy.

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

During  2000,  the Company  paid two  companies  affiliated  with another of the
Company's directors $118,000 for services and related expenses and approximately
$66,000 for software  development and web-site hosting and development  services and purchase of computer equipment.  The Company also acquired a business from a director of the Company for $474,000 in 2000.

The Company also has an  obligation to issue  warrants to a pharmacy  management company in which a member of the Company's  audit  committee is a related party, if certain performance criterion are met in the future (Note 7).

The Company has a consulting  agreement  with one of the Company's  directors to assist with marketing of the Company's  products.  The Company paid the director
$20,000,  $0 and $52,000 for such  consulting  services in 2002,  2001 and 2000, respectively.

During July 2001, the Company received  $136,000 as a short-term  advance from a related  party,  $50,000 of which was repaid  during  August 2001. An additional
$30,000  and $50,000 was  advanced  to the Company by the related  party  during
September  and  December  2001,  leaving an  outstanding  balance of $166,000 at
December 31, 2001. The entire amount was repaid during February 2002.

During 2002, the Company recorded $130,000 as a liability to a related party for loans  made to the  Company  during  2002.  The  liability  emerged  a part of a severance package for compensation and expenses.  The separation agreement calls for monthly  payments of $5,000  beginning  January 2003 with the entire  amount being due in May 2003.

Note 12 - Subsequent Events

The Company entered into a definitive agreement to acquire  substantially all of the assets of PocketScripts LLC in December 2002. The acquisition was contingent
upon  certain   closing   conditions   including   approval  by  the   Company's
stockholders.  Through December 31, 2002, the Company paid an initial deposit of
$100,000 in  connection  with the  proposed  merger,  in addition to $209,000 in advances for working capital  purposes and expenses  relating to the acquisition which were incurred.  On March 5, 2003,  Medix  announced the termination of the proposed merger agreement with PocketScript, LLC. As a result of the acquisition being  terminated,  the Company  expensed the $309,000  incurred during the year ended December 31, 2002.

On March 7, 2003,  the Company  purchased  the assets of  ePhysician,  Inc.  for
$300,000 and 100,000 shares of our common stock, from Comdisco  Ventures,  Inc., an ePhysician creditor.  ePhysician point-of-care technologies enable physicians to securely access and send  information to pharmacies,  billing  services,  and practice  management  systems via the Palm  OS(R)-based  handheld device and the
Internet.  The Company  intends to  integrate  various  aspects of  ePhysician's technologies with their existing products.

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

                                                            Third      Fourth
                                                            ------     ------
                             First Quarter Second QuarterQuarter (2)   Quarter(3)(4)
                            -------------- --------------------------  -------
Footnotes
December 31, 2001
   Revenues                 $    30,000    $        -    $        -     $   (1,000)
   Operating expenses         2,195,000      1,455,000     3,058,000     1,437,000
   Net loss                  (2,259,000)    (1,635,000)   (3,183,000)   (3,559,000)
   Basic loss per share (1)       (0.05)         (0.03)        (0.06)        (0.07)
   Diluted loss per share (1)     (0.05)         (0.03)        (0.06)        (0.07)

December 31, 2002

   Revenues                 $         -    $        -     $        -    $        -
   Operating expenses         1,475,000      1,265,000     1,678,000     3,140,000
   Net loss                  (1,677,000)    (1,309,000)   (1,732,000)   (4,296,000)
   Basic loss per share (1)       (0.03)         (0.02)        (0.03)        (0.05)
   Diluted loss per share(1)      (0.03)         (0.02)        (0.03)        (0.05)

(1)  Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding.  Therefore,  the sum of the  quarterly  net earnings per share  amounts may not equal the annual amounts reported.

(2)  Included in third quarter 2001 operating expenses is $1,111,000 of expenses related to the impairment of intangible assets. (Note 4)

(3)  Included in fourth  quarter 2001  operating loss is $1,022,000 in financing costs. (Notes 6 and 8)

(4)  Included in the fourth  quarter 2002  operating  expenses is  $1,066,000 of expenses  related to the write-off of capitalized  software  project costs,
     $374,000  of accrued  lease  abandonment  costs,  and  $309,000 of expenses associated with an acquisition which was terminated.