Form 10-Q
period 2003-03-31
MEDIX RESOURCES INC
filed 2003-05-15
CIK 890784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________ to ___________

Commission File Number:                         0-24768
                        -------------------------------------------------------

                              MEDIX RESOURCES, INC.
               (Exact name of issuer as specified in its charter)

            Colorado                                   84-1123311
------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

          420 Lexington Avenue, Suite 1830 New York, New York     10170
 ------------------------------------------------------------------------------
            (Address of principal executive offices)           (Zip Code)

                                 (212) 697-2509
--------------------------------------------------------------------------------
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
             [X] Yes           [  ] No

     Indicate by check mark whether the registrant is an  accelerated  filer (as defined in Rule 12b-2of the Exchange Act).

             [  ] Yes          [ X] No

     Indicate the number of shares  outstanding of each of the issuer's  classes of common stock, as of May 10, 2003.

        Common Stock, $0.001 par value              80,767,065
        ------------------------------              ----------
                   Class                         Number of Shares

                              MEDIX RESOURCES, INC.

                                      INDEX

PART I.   Financial Information
          ---------------------

Item 1. Financial Statements

Consolidated Balance Sheets - March 31, 2003 (Unaudited) and December 31, 2002

Unaudited Consolidated Statements of Operations -- For the Three Months Ended March 31, 2003 and March 31, 2002

Unaudited Consolidated Statements of Cash Flows -- For the Three Months Ended March 31, 2003 and March 31, 2002

Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II.  Other Information
          -----------------

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

Index to Exhibits

                              MEDIX RESOURCES, INC.

                           Consolidated Balance Sheets

                                                                March 31,     December 31,
                                                                  2003            2002
                                                              ------------    ------------
                                                               (Unaudited)
                                      Assets

Current assets
  Cash ....................................................   $     38,000    $  1,369,000
  Stock subscription receivable ...........................           --            76,000
     Note receivable ......................................         25,000            --
  Prepaid expenses and other ..............................        391,000         478,000
                                                              ------------    ------------
      Total current assets ................................        454,000       1,923,000
                                                              ------------    ------------

Non-current assets
  Property and equipment, net .............................        255,000         265,000
  Goodwill, net ...........................................      1,943,000       1,605,000
                                                              ------------    ------------
      Total non-current assets ............................      2,198,000       1,870,000
                                                              ------------    ------------

Total assets ..............................................   $  2,652,000    $  3,793,000
                                                              ============    ============

                       Liabilities and Stockholders' Equity

Current liabilities
  Notes payable ...........................................   $    134,000    $    175,000
  Accounts payable ........................................      1,256,000         961,000
  Accounts payable - related parties ......................        115,000         130,000
  Accrued expenses ........................................        268,000         736,000
  Deferred revenue ........................................        228,000         173,000
                                                              ------------    ------------
      Total current liabilities ...........................      2,001,000       2,175,000
                                                              ------------    ------------

Commitments and contingencies

Stockholders' equity
  1996 Preferred stock, 10% cumulative convertible, $1
   par value, 488 shares authorized, 155 shares issued,
   1 share outstanding, liquidation preference $19,000 ....           --              --
  1997 convertible preferred stock, $1 par value, 300
   shares authorized, 167.15 shares issued, zero shares
   outstanding ............................................           --              --
  1999 Series A convertible preferred stock, $1 par
   value, 300 shares authorized, 300 shares issued,
   zero shares outstanding ................................           --              --
  1999 Series B convertible preferred stock, $1 par
   value, 2,000 shares authorized, 1,832 shares issued
   and zero shares outstanding ............................           --              --
  1999 Series C convertible stock, $1 par value, 2,000
   shares authorized, 1,995 shares issued, 75 and 75
   shares outstanding, liquidation preference $75,000
   and $75,000 ............................................           --              --
  Common stock, $0.001 par value, 125,000,000 shares
   authorized, 80,767,065 and 77,160,817 issued and
   outstanding, respectively ..............................         81,000          77,000

  Dividends payable with common stock .....................          9,000           9,000

  Additional paid-in capital ..............................     46,092,000      44,605,000

  Accumulated deficit .....................................    (45,531,000)    (43,073,000)
                                                              ------------    ------------

      Total stockholders' equity ..........................        651,000       1,618,000
                                                              ------------    ------------
Total liabilities and stockholders' equity ................   $  2,652,000    $  3,793,000
                                                              ============    ============

                See notes to consolidated financial statements.

                              MEDIX RESOURCES, INC.

                 Unaudited Consolidated Statements of Operations

                                           For the Three Months Ended
                                                   March 31,
                                          ----------------------------
                                               2003           2002
                                          ------------    ------------

Revenues ..............................   $       --      $     10,000
                                          ------------    ------------
Costs and expenses
  Software and technology costs .......        393,000         585,000
  Selling, general and administrative
    expenses ..........................      1,927,000         890,000
  Costs associated with terminated
    acquisition .......................        142,000            --
                                          ------------    ------------
      Total operating expenses ........      2,462,000       1,475,000
                                          ------------    ------------

Other income (expense)
  Other income ........................          9,000           1,000
  Interest expense ....................         (3,000)        (10,000)
  Financing costs .....................         (1,000)       (203,000)
                                          ------------    ------------
      Total other (expense) income ....          5,000        (212,000)
                                          ------------    ------------

Loss from continuing operations and net
loss ..................................   $ (2,457,000)   $ (1,677,000)
                                          ------------    ------------

Basic and diluted weighted average
 common shares outstanding ............     79,181,065      57,861,294
                                          ============    ============

Basic and diluted loss per common share   $      (0.03)   $      (0.03)
                                          ============    ============

                 See notes to consolidated financial statements

                              MEDIX RESOURCES, INC.

                 Unaudited Consolidated Statements of Cash Flows

                                           For the Three Months Ended
                                                    March 31,
                                           --------------------------
                                               2003           2002
                                           -----------    -----------
Cash flows from operating activities
  Net loss .............................   $(2,457,000)   $(1,677,000)
                                           -----------    -----------
  Adjustments to reconcile net loss to
   net cash used in operating activities
   Depreciation and amortization .......        21,000         80,000
   Amortization of discount and
     warrants-convertible debt .........          --           70,000
   Common stock, options and warrants
    issued for settlements, consulting
    services and financing costs .......        72,000        149,000
   Net changes in current assets and
    current liabilities ................        56,000        (42,000)
                                           -----------    -----------
                                               149,000        257,000
                                           -----------    -----------
      Net cash used in operating
       activities ......................    (2,308,000)    (1,420,000)
                                           -----------    -----------

Cash flows from investing activities
  Software development costs incurred ..          --          (81,000)
  Purchase of property and equipment ...        (1,000)        (9,000)
  Note Receivable ......................       (25,000)          --
  Business acquisition costs, net of
   cash acquired .......................      (300,000)          --
                                           -----------    -----------
      Net cash used in investing
       activities ......................      (326,000)       (90,000)
                                           -----------    -----------

Cash flows from financing activities
  Proceeds from issuance of debt and
   notes payable .......................          --        1,000,000
  Principal payments on debt and notes
   payable .............................       (68,000)       (77,000)
  Issuance of preferred and common
   stock, net of offering costs ........     1,209,000        882,000
  Proceeds from the exercise of options
   and warrants ........................       162,000          4,000
                                           -----------    -----------
      Net cash provided by financing
       activities ......................     1,303,000      1,809,000
                                           -----------    -----------

Net increase (decrease) in cash ........    (1,331,000)       299,000

Cash - beginning of period .............     1,369,000          8,000
                                           -----------    -----------

Cash - end of period ...................   $    38,000    $   307,000
                                           ===========    ===========

Non-cash and investing and financing activities for the three months ended March
31, 2003:

     Options and warrants valued at $72,000 for services provided.

     100,000  shares of $0.001 par value common  stock valued at $48,000  issued with cash of $300,000; the total being the purchase price of the ePhysician
     Assets.

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

                 See notes to consolidated financial statements

                             MEDIX RESOURCES, INC.

                   Notes to Consolidated Financial Statements

1.    Summary Of Significant Accounting Policies

     The  consolidated  financial  statements  are  unaudited  and  reflect  all adjustments (consisting only of normal recurring adjustments), which are, in the opinion  of  management,  necessary  for a fair  presentation  of the  financial position and operating results for the interim periods presented.  The unaudited consolidated  balance sheets as of March 31, 2003 have been derived from audited financial statements.  The unaudited consolidated financial statements contained herein should be read in  conjunction  with the financial  statements  and notes thereto  contained in the Company's Form 10-K for the fiscal year ended December
31, 2002.  The results of  operations  for the three months ended March 31, 2003 are not necessarily  indicative of the results for the entire fiscal year ending
December  31,  2003 or for any other  interim  period in the fiscal  year ending
December 31, 2003.

2.    Acquisition Of Assets

     On March 4,  2003 the  Company  purchased  from  Comdisco  Ventures,  Inc., substantially  all the assets formerly used by ePhysician,  Inc. in its software and  technology  business.  Prior  to  its  cessation  of  operations  in  2002,
ePhysician  developed  and  provided  ePhysician  Practice,  a suite of software products that enables physicians to prescribe medications, access drug reference data,  schedule patients,  view formulary  information,  review critical patient information  and  capture  charges  at the point of care  using a Palm  OS-based handheld device and the Internet.

     The aggregate  purchase price was $348,000,  including $300,000 of cash and
100,000  shares of  common  stock  valued at  $48,000.  The  purchase  price was allocated to the assets purchased based on the fair market values at the date of acquisition as follows:

        Computer equipment ................      $ 10,000
        Goodwill ..........................       338,000
                                                 --------
                                                 $348,000
                                                 ========

3.    Goodwill

                                               March 31,     December 31,
                                                  2003           2002
                                              -----------    -----------

        Goodwill ..........................     2,577,000    $ 2,239,000
        Less accumulated amortization .....      (634,000)      (634,000)

        Net Goodwill ......................   $ 1,943,000    $ 1,605,000
                                              ===========    ===========

Total Net  Goodwill at March 31, 2003  includes  $1,605,000  related to Goodwill acquired through the Cymedix acquisition. The balance of $338,000 relates to the
March 2003 acquisition of assets formerly owned by ePhysician, Inc. and has been assigned to the same reporting unit as the Cymedix goodwill.

4.    Equity Transactions

Acquisition of ePhysician Assets

     On March 4, 2003, the Company  completed the  acquisition of certain assets previously used in the ePhysician  business for total  consideration of $348,000 comprised of $300,000 in cash and 100,000 shares of the Company's  common stock.
The common  stock was valued at $48,000  based on the share price on the date of the closing.

Options and Warrant Exercise

     During the quarter ended March 31, 2003, the Company  received  proceeds of
$162,000  from the  exercise of stock  options  and  warrants  resulting  in the issuance of 355,000 shares of common stock.  In the  comparable  period of 2002, the Company  received  proceeds of $4,000 from the exercise of stock options and warrants resulting in the issuance of 15,000 shares of common stock.

Warrants

     The company issued warrants to a shareholder to purchase  1,305,283  shares of common stock at an exercise price of $0.50 that expire  February 5, 2006, and have been treated as a capital  transaction  with no net value being recorded to equity.

     At March 31,  2003 the  Company  had the  obligation  to provide  5,150,000 warrants  under the Amended and  Restated  Common  Stock  Purchase  Warrant with
WellPoint Pharmacy Management if certain performance criteria specified are met.
No additional  warrants were earned during the first quarter of 2003. Had all of the remaining performance criteria been met at March 31, 2003, the fair value of the  related  warrants  and  resulting  expense  would  have been  approximately
$397,000, using the Black-Scholes option pricing model, with assumptions of 104%
volatility, no dividend yield and a risk-free rate of 5.5%.

Private Placements

     During January and February 2003, the Company completed a private placement of its $.001 par value common stock and raised  proceeds of  $1,209,000,  net of
$51,000 in fees. A total of 3,151,250 units were placed,  each consisting of one share of common stock and one warrant. Subscribers purchased each unit for $0.40 and are entitled to exercise  warrant rights to purchase one share of the common stock of the  Company  at a  purchase  price of $.0.50 per share for a five year period on or after  January 1, 2003 and prior to January  1, 2008.  The  Company registered the above shares and shares covered by the warrants in a registration statement with the Securities and Exchange Commission.

     During April 2003, the Company  completed the private placement of $400,000 in convertible  notes.  The notes have an 18-month term, bear interest at 7% per annum and are convertible  into common stock at a price of $0.15 per share.  The
Company  received a total of $351,000 from this  placement net of offering costs of $49,000. In connection with this transaction,  the Company issued warrants to purchase 1.5 million  shares of common  stock at an exercise  price of $0.01 per share, which we valued at $400,000 based on running a Black Scholes  calculation limited to the amount of proceeds received of $400,000.  The Company will record this  transaction and related  discount of $400,000,  which will be amortized as finance costs over the next 18 months. The Company has committed to register the shares underlying the convertible notes in a registration  statement to be filed with the Securities and Exchange  Commission within 90 days of completion of the offering.

5.    Stock Options

     During the first quarter of 2003, the Company  issued to employees  options to purchase 615,000 shares of common stock at exercise prices ranging from $0.29 to $0.68.  Such options have been granted under the 1999 Plan. The Black-Scholes option-pricing  model  estimates  the  options  fair  value  to be  $289,000  by considering the following  assumptions:  the options exercise price and expected life, the underlying current market price of the stock and expected  volatility, expected  dividends and the risk free interest rate corresponding to the term of the option.

     The Company has adopted the  disclosure-only  provisions  of  Statement  of
Financial   Accounting   Standards   No.  123,   "Accounting   for   Stock-Based
Compensation."  Accordingly,  no  compensation  cost has been recognized for the stock option plan.  Had  compensation  cost for the Company's  options issued to employees been  determined  based on the fair value at the grant date for awards consistent  with the provisions of SFAS No. 123, as amended by SFAS No. 148, the
Company's  net loss and basic loss per common  share would have been  changed to the pro forma amounts indicated below:

                                                               For the Three Months Ended
                                                                        March 31,
                                                               ---------------------------
                                                                  2003            2002
                                                               -----------    ------------

     Net loss - as reported ...............................   $(2,457,000)   $  (1,677,000)

        Deduct recorded employee compensation expense .....          --               --

        Add fair value of employee compensation expense ...      (289,000)        (498,000)
                                                               -----------    ------------

     Net loss per common share - pro forma ................   $(2,746,000)      (2,175,000)
     Basic loss per common share - as reported ............   $     (0.03)   $       (0.03)
     Basic loss per common share - pro forma ..............   $     (0.04)   $       (0.04)

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used:

                                                               For the Three Months Ended
                                                                        March 31,
                                                               ---------------------------
                                                                   2003           2002
                                                               -----------    ------------
     Approximate risk free rate ...........................       4.50%          4.50%
     Average expected life ................................      5 years        5 years
     Dividend yield .......................................         0%             0%
     Volatility ...........................................        97%            95%

6.    Related Party Transactions

     During February 2002, the Company repaid an advance from a related party in the amount of $166,000.  During the third quarter of 2002, the Company  received
$130,000 from a related party in the form of a loan. At March 31, 2003, $115,000 of that loan remains  outstanding.  Payment  terms agreed with the related party call for repayment of the loan in May 2003.

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

Forward-Looking Statements and Associated Risks

     This Report contains forward-looking statements, which statements relate to events or transactions that have not yet occurred, our expectations or estimates for our future  operations and economic  performance,  our growth  strategies or business plans or other events that have not yet occurred.  Such  statements can be identified by the use of forward-looking  terminology such as "might," "may,"
"will," "could," "expect,"  "anticipate,"  "estimate,"  "likely,"  "believe," or
"continue"  or the negative  thereof or other  variations  thereon or comparable terminology.  The following  paragraphs contain discussions of important factors that should be considered by prospective investors for their potential impact on forward-looking  statements included in this Report. These important factors, as well as other  factors  described in our Annual Report on Form 10-K for the year ended  December 31,  2002,  may cause actual  results to differ  materially  and
adversely  from  the  results  expressed  or  implied  by  the   forward-looking
statements.

     We have reported net losses of ($9,014,000), ($10,636,000) and ($5,415,000)
for the years ended December 31, 2002, 2001, and 2000,  respectively,  and a net loss of  ($2,457,000)  for the three months  ended March 31, 2003.  At March 31,
2003 we had an accumulated  deficit of ($45,531,000).  These losses and negative operating  cash flow have caused our  accountants  to include a "going  concern"
qualification  in their report in  connection  with their audit of our financial statements for the year ended December 31, 2002.

     We expect to continue to experience  losses,  in the near term,  until such time as our  technologies  can be  successfully  deployed  with  physicians  and produce  revenue.  The continuing  development,  marketing and deployment of our technologies will depend upon our ability to obtain additional financing. We are funding our operations now through the sale of our  securities.  There can be no assurance that  additional  investments or financings will be available to us on favorable  terms, or at all, as needed to support the development and deployment of our  technologies.  Failure to obtain  such  capital on a timely  basis could result  in  lost  business  opportunities,  the  sale  of  our  technology  at a distressed  price or the  financial  failure of our company.  We currently  have
125,000,000 shares of common stock authorized for issuance under our certificate of incorporation, and as of March 31, 2003, had 80,767,065 outstanding shares of common stock and  36,247,226  shares of common stock reserved for issuance under
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

     The  success of our  products  and  services in  generating  revenue may be subject to the quality and completeness of the data that is generated and stored by the  physician  or  other  healthcare  professionals  and  entered  into  our interconnectivity  systems,  including  the  failure  to  input  appropriate  or accurate information. Failure or unwillingness by the healthcare professional to accommodate the required information quality may result in the payor refusing to pay Medix for its services.

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

     We have been granted  certain  patent  rights,  trademarks  and  copyrights relating to our software  business.  However,  patent and intellectual  property legal issues for software  programs,  such as the Cymedix products,  are complex and currently  evolving.  Since patent applications are secret until patents are issued,  in the United States,  or published,  in other countries,  we cannot be sure that we are first to file any patent application. In addition, there can be no assurance that competitors,  many of which have far greater resources than we do, will not apply for and obtain  patents that will  interfere with our ability to develop or market product ideas that we have originated. Further, the laws of certain foreign countries do not provide the protection to intellectual property that is provided in the United  States,  and may limit our ability to market our products overseas.  We cannot give any assurance that the scope of the rights we have are broad enough to fully protect our Cymedix software from infringement.

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

     We also rely upon unpatented proprietary technology and no assurance can be given  that  others  will not  independently  develop  substantially  equivalent proprietary  information  and techniques or otherwise gain access to or disclose our  proprietary  technology or that we can  meaningfully  protect our rights in such unpatented proprietary technology.  We will use our best efforts to protect such  information and techniques;  however,  no assurance can be given that such efforts will be  successful.  The failure to protect our  intellectual  property could cause us to lose  substantial  revenues and to fail to reach our financial potential over the long term.

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

     As of April 30, 2003, we had 80,767,065 shares of common stock outstanding.
As of that date, approximately 33,283,059 shares were issuable upon the exercise of  outstanding  options,  warrants  or  other  rights,  and the  conversion  of preferred  stock  and  convertible  debentures.  Most of  these  shares  will be immediately  saleable upon exercise or conversion under registration  statements we have filed with the SEC.  The exercise  prices of options,  warrants or other rights to acquire common stock presently  outstanding range from $0.01 per share to $4.97 per share.  During the  respective  terms of the  outstanding  options, warrants,  preferred  stock and other  outstanding  derivative  securities,  the holders are given the  opportunity  to profit from a rise in the market price of the common stock, and the exercise of any options,  warrants or other rights may dilute the book value per share of the common stock and put downward pressure on the price of the common stock. The existence of the options,  conversion rights, or any  outstanding  warrants  may  adversely  affect  the terms on which we may obtain additional equity financing. Moreover, the holders of such securities are likely to exercise  their rights to acquire common stock at a time when we would otherwise  be able to obtain  capital  on terms  more  favorable  than  could be obtained through the exercise or conversion of such securities.

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

Results of Operations

     At present we are not receiving revenue from the sale of our products.

     Software and  technology  costs totaled  $393,000  during the quarter ended
March 31, 2003, a $192,000  decrease over the prior year's spending of $585,000.
In  2002,   technology  costs  included  $80,000  in  license  fees  related  to technologies  that are no longer in use and  $50,000  of  amortized  capitalized development  expenses.  Effective  the end of  2002,  the  Company  will  not be capitalizing its software  development  expenses.  In 2003, software development salaries and  benefits  were  approximately  $62,000  lower than the  comparable period in 2002 reflecting a reduction in technology staffing.

     Selling, general, and administrative expenses totaled $1,927,000 during the quarter  ended March 31, 2003,  versus  $890,000 in the  comparable  period last year. Consulting expenses amounted to $447,000 as the Company increased spending to develop  marketing  relationships in newly defined market segments.  Fees for legal  services  amounted to $246,000 and  primarily  relate to  Securities  and
Exchange  Commission  registration  requirements and activities  associated with various business development initiatives.  Accounting expenses in the quarter of
$240,000 are primarily  due to activities in support of Securities  and Exchange
Commission filings and business development initiatives.

     The  comparison  to prior year is also impacted by the funding of corporate
advertising   initiatives  in  2003  ($51,000)  and  2002  capitalized  software development expenses ($81,000).  These increases are somewhat mitigated by lower expenses for occupancy  ($80,000) and compensation  ($58,000) during the quarter ended March 31, 2003.

     Costs associated with terminated acquisitions amount to $142,000 and relate
to  the  write-off  of  certain   expenses   associated  with  the  PocketScript
acquisition.  We entered  into an  agreement  to acquire  PocketScripts,  LLC in
December 2002; the agreement was terminated in March 2003.

     Other   income/expense   reflects  a  net   income  of  $5,000,   which  is
substantially  improved versus the prior year expense of $212,000.  The 2002 net expense included $132,000 being recorded for options issued to an officer of the
Company for past financial  support in addition to a charge for an  in-the-money conversion feature valued at $70,000 on a $1,000,000 convertible note payable.

     Net loss for the three months  ended March 31, 2003 total $  2,457,000,  as compared  with a net loss of  $1,677,000  for the three  months  ended March 31,
2002.

Liquidity and Capital Resources

     In the current quarter,  the Company provided  advances of $25,000 pursuant to a  promissory  note to a company  that has  technology  that the  Company  is potentially  interested  in acquiring  (either  whole or in part).  No agreement exists for the  acquisition  of this  technology,  and there can be no assurance that the Company will desire to acquire the  technology or that an agreement can be reached with this Company.

     As of March 31,  2003 the  Company  has  $38,000 in cash and a net  working capital deficit of  ($1,547,000).  During the three months ended March 31, 2003, our  cash  and cash  equivalents  decreased  by  $1,331,000.  Net  cash  used in operating  activities  was  $2,308,000  reflecting our net loss of $2.5 million.
During  the three  months  ended  March  31,  2003,  net cash used in  investing activities  was $326,000,  reflecting  the $300,000 cash part of the  ePhysician assets  acquisition  and the $25,000  Note  Receivable  referred to in the prior paragraph.

     During  the  three  months  ended  March  31,  2003,   the  Company  raised
$1,303,000,  net, from  financing  activities;  reflecting  $1,209,000  from the issuance of common stock net of offering  costs of $51,000 and $162,000 from the exercise of options.  These financing amounts were partially offset by principle payments on debt of $ 68,000.

     We are funding our operations now through the sale of our securities. There can be no assurance that additional  investments or financings will be available to us on favorable  terms,  or at all, as needed to support the  development and deployment of our technologies. Failure to obtain such capital on a timely basis could result in lost  business  opportunities,  the sale of our  technology at a distressed price or the financial  failure of our company.  See "Forward Looking
Statements and Associated Risks".

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

     We do not  hold or  engage  in  transactions  with  market  risk  sensitive instruments.

Item 4.     Controls and Procedures

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

                            PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     From time to time,  the Company is involved in claims and  litigation  that arise out of the normal course of business.  Currently,  other than as discussed below,  there are no pending  matters  that in  management's  judgment  might be considered potentially material to us.

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

   Security                  Number of                                   Exemption
    Issued        Date        Shares      Consideration    Purchasers     Claimed
-------------  ----------  ------------  --------------- -------------  ------------

Common Stock                                              A total of
and Warrants                                              2
covering        January                                   accredited
Common Stock    2003         355,000        $ 162,000      investors    Section 4(2)*

Common Stock    February   6,302,500      $ 1,260,500     A total of    Section 4(2)*
and Warrants    2003                                      9
covering                                                  accredited
Common Stock                                              investors

Common Stock    March                     Purchase of     1 accredited  Section 4(2)
                2003                      assets from     investor
                            100,000       Comdisco
                                          Ventures, Inc.**

*    The  Company  issued  the  identified   securities  in  private   placement
     transactions  to  accredited  investors  who invested in the  Company.  The
     6,657,500  shares of common stock  including those covered by warrants were not registered under the Securities Act of 1933 (the "Act") for purposes of the initial  issuance of the shares to the  investors.  For purposes of the initial  issuance,  the Company relied upon the exemption from registration afforded  by  Section  4(2) of the Act.  To  support  such  exemption,  the investors made various  investment  representations  to the Company and the certificates  representing the warrants and the shares of common stock bore a restrictive legend.

**   In March 2003, the Company acquired certain assets from Comdisco  Ventures,
     Inc. that were formerly used by ePhysician,  Inc. The Company paid $300,000 in cash and issued 100,000 shares of its common stock as consideration  for the  acquisition.  The 100,000  shares of common stock were not  registered under the  Securities  Act of 1933 (the "Act") for  purposes of the initial issuance of the shares.  For purposes of the initial issuance,  the Company relied upon the exemption from registration afforded by Section 4(2) of the
     Act. To support such exemption,  various  investment  representations  were made to the Company and the certificates  representing the shares of common stock bore a restrictive legend.

Item 6.  Exhibits and Reports on Form 8-K

a.    Exhibits

     Included  as  exhibits  are the items  listed  on the  Exhibit  Index.  The
     Registrant  will  furnish a copy of any of the  exhibits  listed below upon payment  of $5.00  per  exhibit  to cover the  costs to the  Registrant  of furnishing such exhibit.

b.   Reports on Form 8-K during the quarter reported on:

o    Form 8-K, dated January 13, 2003, reporting in Item 5 a press release regarding an alliance with PocketScript, LLC and Research in Motion;

o    Form 8-K, dated January 21, 2003, reporting in Item 5 a press release regarding an alliance with PocketScript, LLC and Blue Cross Blue
      Shield of Massachusetts;

o    Form 8-K, dated February 3, 2003, filing a copy of the Merger Agreement between the Company and PocketScript, LLC;

o    Form 8-K, dated February 6, 2003, reporting in Item 5 a press release regarding an initiative between the Company and Tufts Health Plans;

o    Form 8-K, dated February 10, 2003, reporting in Item 5 a press release regarding a pilot program between the Company and Group Health
      Incorporated;

o    Form 8-K, dated March 6, 2003, reporting in Item 5 press releases regarding the Company's acquisition of assets formerly used by ePhysician,
      Inc., and the termination of the Merger Agreement between the Company and PocketScript, LLC; and

o    Form 8-K, dated March 17, 2003, reporting in Item 9 the presentation by the
      Company at the Roth Capital Partners Growth Stock Conference.

                                   SIGNATURES

     Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 2003

                                    MEDIX RESOURCES, INC.
                                    (Registrant)

                                    /s/ Mark W. Lerner
                                    Mark W. Lerner
                                    Chief Financial Officer

                             MEDIX RESOURCES, INC.

                           CERTIFICATIONS PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Darryl R. Cohen, certify that:

1.   I have  reviewed  this  quarterly  report on Form 10-Q of Medix  Resources,
     Inc.;

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

4.   The  registrant's  other  certifying  officer  and  I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5.   The registrant's other certifying  officers and I have disclosed,  based on our most recent  evaluation,  to the  registrant's  auditors  and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

6.   The  registrant's  other  certifying  officers and I have indicated in this quarterly  report  whether  there  were  significant  changes  in  internal controls  or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/Darryl R. Cohen
------------------------
Darryl R. Cohen
Chief Executive Officer

I, Mark W. Lerner, certify that:

1.   I have  reviewed  this  quarterly  report on Form 10-Q of Medix  Resources,
     Inc.;

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

4.   The  registrant's  other  certifying  officer  and  I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5.   The registrant's other certifying  officers and I have disclosed,  based on our most recent  evaluation,  to the  registrant's  auditors  and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

6.   The  registrant's  other  certifying  officers and I have indicated in this quarterly  report  whether  there  were  significant  changes  in  internal controls  or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Mark W. Lerner
------------------------
Mark W. Lerner
Chief Financial Officer
(Principal financial officer)

                                   EXHIBIT INDEX

EXHIBIT NO.                         DESCRIPTION

99.1  Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section
      1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2  Certification of the Chief Financial Officer Pursuant to 18 U.S.C.
      Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
      2002.