Form 10-Q
period 2003-07-30
MEDIX RESOURCES INC
filed 2003-08-19
CIK 890784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number: 0-24768

MEDIX RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-1123311 (I.R.S. Employer Identification No.)

420 Lexington Avenue, Suite 1830, New York, New York (Address of principal executive offices)	10170 (Zip Code)

(212) 697-2509 (Registrant's telephone number, including area code)

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

[ ] Yes [ X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 2003.

Common Stock, $0.001 par value Class	86,367,065 Number of Shares

MEDIX RESOURCES, INC.

INDEX

PART I. Financial Information

---------------------

Item 1. Financial Statements

Consolidated Balance Sheets - June 30, 2003 (Unaudited) and December 31, 2002

Unaudited Consolidated Statements of Operations - For the three months ended June 30, 2003 and June 30, 2002 and for the six months ended June 30, 2003 and June 30, 2002

Unaudited Consolidated Statements of Cash Flows - For the six months Ended June 30, 2003 and June 30, 2002

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

SIGNATURES

Index to Exhibits

MEDIX RESOURCES, INC. Consolidated Balance Sheets
	June 30, 2003 (Unaudited)	December 31, 2002
Assets
Current assets
Cash	$348,000	$1,369,000
Stock subscription receivable	1,000	76,000
Prepaid expenses and other current assets	154,000	478,000

Total current assets	503,000	1,923,000

Non-current assets
Property and equipment, net	268,000	265,000
Goodwill	1,943,000	1,605,000
Deferred financing costs, net	495,000
Note receivable	205,000
Other non-current assets	174,000	-----------

Total non-current assets	3,085,000	1,870,000

Total assets	$3,588,000 _________	$3,793,000 _________

Liabilities and Stockholders' Equity

Current liabilities
Notes payable	$41,000	$ 175,000
Accounts payable	496,000	961,000
Accounts payable - related party	115,000	130,000
Accrued expenses	1,409,000	736,000
Deferred revenue		173,000

Total current liabilities	2,061,000	2,175,000

Long-term liabilities
Convertible debentures	1,850,000
Less: unamortized discount	1,256,000
Total net long-term liabilities	594,000
Total liabilities	2,655,000	2,175,000

Commitments and contingencies

Stockholders' equity
1996 convertible preferred stock, 10% cumulative, $1 par value, 488 shares authorized, 1 share issued and outstanding liquidation preference $19,000
1997 convertible preferred stock, $1 par value, 300 shares authorized, no shares issued and outstanding
1999 series A convertible preferred stock, $1 par value, 300 shares authorized, no shares issued and outstanding
1999 series B convertible preferred stock, $1 par value, 2,000 shares authorized, no shares issued and outstanding
1999 series C convertible preferred stock, $1 par value, 2,000 shares authorized, 75 shares issued and outstanding liquidation preference $75,000
Common stock, $.001 par value, 400,000,000 and 125,000,000 shares authorized, 86,367,065 and 77,160,817 shares issued and outstanding, respectively	86,000	77,000

Additional paid-in capital	48,884,000	44,614,000

Accumulated deficit	(48,037,000)	(43,073,000)

Total stockholders' equity	933,000	1,618,000

Total liabilities and stockholders' equity	$3,588,000 _________	$3,793,000 _________

See notes to consolidated financial statements.

MEDIX RESOURCES, INC.

Unaudited Consolidated Statements of Operations

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

Revenues			$173,000	$ 10,000
Costs and expenses
Software and technology costs	$ 798,000	$187,000	1,191,000	772,000
Selling, general and administrative expenses	1,675,000	1,078,000	3,677,000	1,968,000
Costs associated with terminated acquisition	_______	_______	142,000	_______
Total operating expenses	2,473,000	1,265,000	5,010,000	2,740,000

Other income (expense)
Other income	9,000	4,000	18,000	5,000
Interest expense	(6,000)	(48,000)	(9,000)	(58,000)
Financing costs	(134,000)	0	(135,000)	(203,000)
Total other (expense) income	(131,000)	(44,000)	(126,000)	(256,000)

Net loss	$(2,604,000)	$(1,309,000)	$(4,963,000)	$(2,986,000)

Disproportionate deemed dividend issued to certain warrant holders			1,133,000
Net loss applicable to common stockholders			$(6,096,000)
Basic and diluted weighted average common shares outstanding	82,126,955	60,402,930	80,645,905	59,139,133
Basic and diluted loss per common share	$ (0.03)	$ (0.02)	$ (0.08)	$ (0.05)

See notes to consolidated financial statements.

MEDIX RESOURCES, INC.

Unaudited Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2003	2002
Cash flows from operating activities
Net loss	$(4,963,000)	$(2,986,000)

Adjustments to reconcile net loss to net cash used in operating activities
Deferred revenue	(173,000)
Depreciation and amortization	15,000	206,000
Amortization of discount and warrants-convertible debt	94,000	70,000
Common stock, options and warrants issued for settlements, consulting	272,000
Services and financing costs	29,000	158,000
Net changes in current assets and current liabilities	331,000	(28,000)
	568,000	406,000
Net cash used in operating activities	(4,395,000)	(2,580,000)

Cash flows from investing activities
Software development costs incurred		(373,000)
Purchase of property and equipment	(12,000)	(48,000)
Note receivable	(205,000)
Business acquisition costs, net of cash acquired	(300,000)	_______
Net cash used in investing activities	(517,000)	(421,000)

Cash flows from financing activities
Proceeds from issuance of debt and notes payable	1,541,000	1,000,000
Principal payments on debt and notes payable	(68,000)	(186,000)
Issuance of preferred and common stock, net of offering costs	1,681,000	2,345,000
Proceeds from the exercise of options and warrants	737,000	115,000
Net cash provided by financing activities	3,891,000	3,274,000
Net increase (decrease) in cash	(1,021,000)	273,000
Cash - beginning of period	1,369,000	8,000
Cash - end of period	$348,000 _______	$281,000 _______

See Notes 5 and 6 for discussion of non-cash financing activities fro the six months ended June 30 2003.

Non-cash and investing and financing activities for the six months ended June 30, 2002:

Options and warrants valued at $27,000 for services provided.

Options valued at $132,000 accounted for as financing costs issued to an officer of the Company for past financial support.

An accrued liability of $590,000 for warrants earned in 2001 was satisfied by issuing the warrants.

In-the-money conversion feature on convertible debt valued at $70,000.

Financed insurance policies of $65,000 by issuing a note payable.

See notes to consolidated financial statements.

MEDIX RESOURCES, INC.

Notes to Unaudited Consolidated Financial Statements

1. Basis for Presentation

        The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented.  Accordingly, they do not include all of the information and footnotes required under generally accepted accounting principles for complete financial statements.  The consolidated balance sheet as of December 31, 2002 has been derived from audited financial statements. The unaudited consolidated financial statements contained herein should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended December 31, 2002. The consolidated financial statements include the results of operations of a newly formed, wholly owned subsidiary of the Company, which was formed on June 12, 2003 for the purpose of exploring a new business opportunity. Through June 30, 2003, this subsidiary has not conducted any business and has not generated any revenue but has incurred start-up expenses primarily salaries and legal fees. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2003 or for any other interim period in the fiscal year ending December 31, 2003.

        The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern,  The Company has experienced recurring losses and has a working capital deficit which raise substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.  Management continues to pursue fund-raising activities, including private placements, so as to continue funding the Company's operations.

Recently Issued Accounting Pronouncements

        In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity ("SFAS 150"), which is effective for the interim period beginning after March 15, 2003. SFAS 150 establishes standards for the Company's classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The Company believes the adoption of SFAS 150 will not have a material effect on the Company's consolidated financial statements.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This statement is effective for contracts entered into or modified after June 30, 2003. The Company does not believe that adoption of this statement will have a material impact on the Company's consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. Interpretation No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders.  The provisions of this interpretation became effective upon issuance. The adoption of this interpretation did not have a material effect on the Company's consolidated financial statements.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of the Indebtedness of Others, which addresses the accounting for and disclosure of guarantees. Interpretation No. 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of Interpretation No. 45 did not have a material effect on the Company's consolidated financial statements.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Restructuring Costs ("SFAS 146"). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 requires a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company may not restate its previously issued financial statements and the new Statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring. The Company adopted SFAS 146 on January 1, 2003.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure ("SFAS 148"), an amendment to SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which provides alternatives for companies electing to account for stock-based compensation using the fair value criteria established by SFAS 123. The Company intends to continue to account for stock-based compensation under the provisions of the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25").

2. Acquisition Of Assets

        On March 4, 2003, the Company purchased from Comdisco Ventures, Inc., substantially all of the assets formerly used by ePhysician, Inc. in its software and technology business. Prior to its cessation of operations in 2002, ePhysician developed and provided ePhysician Practice, a suite of software products that enable physicians to prescribe medications, access drug reference data, schedule patients, view formulary information, review critical patient information and capture charges at the point of care using a Palm OS-based handheld device and the Internet.

        The aggregate purchase price was $348,000, including $300,000 of cash and 100,000 shares of common stock of the Company's common stock, par value $.001 per share ("common stock") valued at $48,000. The purchase price was allocated to the assets purchased based on the fair market values at the date of acquisition as follows:

Computer equipment	$ 10,000
Goodwill	338,000
$348,000 _______

        As of June 30, 2003, the Company provided advances totaling approximately $205,000 pursuant to promissory notes to a company that has technology that the Company is potentially interested in acquiring (either in whole or part). Subsequent to end of the quarter, an additional $50,000 was advanced related to this situation. No agreement exists for the acquisition of this technology, and there can be no assurance that the Company will desire to acquire the technology or that an agreement can be reached with the seller. Management believes, however, that the advances, recorded as notes receivable on the accompany balance sheet at June 30, 2003, are realizable as reductions in the potential purchase price of the assets to be acquired, and thus has not recorded an allowance for uncollectibility at June 30, 2003. If no purchase is consummated, however, the advances may become uncollectible. It should become clear during the quarter ended September 30, 2003 whether an agreement can be reached with the seller or whether an allowance for uncollectibility should be recorded in that quarter.

3. Goodwill

        Total goodwill at June 30, 2003, includes $1,605,000 related to the unamortized balance of goodwill acquired through the Cymedix acquisition. The balance of $338,000 relates to the March 2003 acquisition of assets formerly owned by ePhysician, Inc. and has been assigned to the same reporting unit as the Cymedix goodwill.

4. Deferred Revenue

        The Company will recognize revenue when it has completed all of its obligations to the customer and is entitled to payment from the customer. The Company, at its stage of development, has not earned recurring revenues from the sale of its technology; it has, however, entered into two agreements to make custom changes to its technology to meet the special needs of two unrelated third parties which agreements generated a total of $173,000 for the Company.  This revenue was originally deferred and not recognized in 2002. The Company did not earn or recognize recurring revenue in the quarter ended June 30, 2003; however, deferred revenue through the end of calendar 2002 was shown as recognized in the six months ended June 30, 2003 because as of March 31 2003 there were no further obligations on the Company's part related to these agreements.  Thus, these revenues will be reflected as recognized in an amended quarterly report on Form 10-Q/A for the quarter ended March 31, 2003 to be filed for that period.  See Note 9 below for further discussion of the Company's restatement of the first quarter of 2003 financial statements.

5. Convertible Debentures

        During April, May and June 2003, the Company completed the private placements of $400,000, $250,000 and $1,200,000 in convertible debentures (the "03-1 Debentures," "03-2 Debentures" and "03-3 Debentures," respectively, and the "Debentures," collectively). The Debentures have 18-month terms, bear interest at 7% per annum and are convertible into common stock at the following prices:

03-1 Debentures	$0.15
03-2 Debentures	$0.15
03-3 Debentures	$0.18

        The Company received a total of approximately $1,541,000 from these placements, net of cash offering costs of approximately $309,000. In connection with the 03-1 Debentures, the Company issued warrants to the investors to purchase 1,500,000 shares of common stock at an exercise price of $0.01 per share. In connection with the 03-2 and 03-3 Debentures, the Company issued warrants to a placement agent and its designees to purchase 300,000 shares of common stock at $0.16 per share, and 666,667 shares of common stock at $0.25 per share, respectively, resulting in additional offering costs of approximately $215,000. The aggregate offering costs of $524,000, which are reflected in deferred financing costs on the accompanying balance sheet as of June 30, 2003, are being amortized on a straight-line basis over the related Debenture's term.

        The Company has committed to register the common stock underlying the Debentures and the warrants in a registration statement to be filed with the Securities and Exchange Commission within 90 days of completion of the offering. The Company filed a registration statement (the "Registration Statement") with the Securities and Exchange Commission on June 4, 2003, which has not yet been declared effective.

        The Debentures were issued with in-the-money conversion features since their stated conversion prices were below the fair market value of the Company's common stock at the commitment dates. Additionally, the Company issued warrants to the investors in the 03-1 Debentures which resulted in a higher effective beneficial conversion feature for this issuance. The Company applied the principles in EITF Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and Issue 00-27, Applicable of Issue 98-5 to Certain Convertible Instruments, to determine the appropriate original issue discounts (OID) on the Debentures, which amounted to $1,350,000. This OID is being amortized on a straight-line basis over the related Debenture's term. Should the holders of the Debentures convert these instruments prior to maturity, any unamortized offering costs and OID at conversion will be amortized fully as additional financing costs.

6. Equity Transactions

Acquisition of ePhysician Assets

        On March 4, 2003, the Company completed the acquisition of certain assets previously used in the ePhysician business for total consideration of $348,000 comprised of $300,000 in cash and 100,000 shares of common stock. The common stock was valued at $48,000 based on the price per share of the common stock on March 4, 2003.

Options and Warrant Exercises

        During the quarter and six months ended June 30, 2003, the Company received proceeds of $575,000 and $737,000 from the exercise of warrants and options resulting in the issuance of 3,125,000 and 3,480,000 shares of common stock. No stock options were exercised during the second quarter of 2003. In the comparable period of 2002, the Company received proceeds of approximately $115,000 from the exercise of stock options and warrants resulting in the issuance of 315,000 shares of common stock.

Warrants

        Between October 2002 and  June 2003, the Company has issued to four consultants warrants to purchase a total of 517,000 shares of common stock at prices between $0.50 and $0.70 per share.  For the three and six months ended June 30, 2003, $125,000 and $272,000 of consulting expenses have been recognized in connection with these warrants, including a catch-up adjustment of  $75,000 during the six-month period which the Company will reflect in an amended quarterly report on Form 10-Q/A for the quarter ended March 31, 2003.  See Note 9 for further discussion

        At June 30, 2003 the Company had the obligation to provide 5,150,000 warrants under an agreement with a third party if certain performance criteria specified are met. No additional warrants were earned during the second quarter of 2003. Had all of the remaining performance criteria been met at June 30, 2003, the fair value of the related warrants and resulting expense would have been approximately $990,000, using the Black-Scholes option pricing model, with assumptions of 114.76% volatility, no dividend yield and a risk-free rate of 2.25%.

        The Company has entered into an agreement with an unrelated third party for marketing services with the third party's sole compensation under the agreement being limited to warrants to purchase shares of common stock of the Company. The third party pays all of its expenses and receives no cash compensation. Issuance of the warrants is based on a formula related to the success of the third party in selling the services of the Company. No services have been sold to date and therefore no warrants have been issued under this agreement. If, as and when the third party is entitled to receive such warrants the warrants to purchase the first 2,000,000 shares of common stock shall be exercisable at $0.57 per share and shall expire on February 6, 2008. Warrants to purchase shares in excess of 2,000,000 shall have terms identical to the first warrants but have an exercise price equal to the closing price of the Company's common stock on the day preceding the day of issuance of the warrants.

        During the quarter ended June 30, 2003, the Company issued warrants in connection with various common stock private placement financings, as discussed further below.

        During the first quarter of 2003, the Company modified certain warrants previously issued in connection with its Series C Preferred and other financing transactions. Warrants to exercise a total of approximately 3,450,000 shares were modified to extend the periods in which they could be exercised. Additionally, of this group of warrants, those representing approximately 172,000 shares were modified to reduce their exercise prices from a range of $0.80 - $1.75, to a new exercise price of $0.50. The Company also exchanged warrants to purchase 1,555,283 shares for warrants to purchase 1,305,283 shares of common stock at a lower exercise price of $0.50. The original convertible equity and debt instruments with which these warrants were issued had substantially been converted at the warrant modification dates. The exchange was treated as a capital transaction with no net value being recorded to equity.

        These modifications were primarily made to increase the likelihood of the holders exercising such warrants. Additionally, the above-noted warrants with changes to both exercise periods and prices were made to compensate investors who had rendered non-employee services (which was not contemplated at the original issue dates) subject to the approval of the Board of Directors which took place during the first quarter of 2003. As such, the majority of the value of these modifications has been accounted for as a deemed disproportionate dividend to the effected warrant holders during the six-month period ending June 30, 2003. The portion related to non-employee service, amounting to approximately $88,000, however, has been reflected in operating expenses during the six-month period ended June 30, 2003. The Company has applied the modification principles in SFAS 123, using the Black-Scholes model to determine the value of these changes in warrants. The Company will file an amended Quarterly Report on Form 10-QA as of and for the three months ended March 31, 2003, to properly reflect the accounting for these modifications.  See Note 9 for further discussion

        See "Subsequent Events" concerning additional warrant modifications made in July 2003.

Common Stock

        During the first quarter of 2003, the Company completed a private placement of its $.001 par value common stock and received proceeds of $1,209,000, net of $51,000 in fees. A total of 3,151,250 units were placed, each consisting of two shares of common stock and one warrant. Subscribers purchased each unit for $0.40 and are entitled to exercise warrant rights to purchase one share of common stock at a purchase price of $.0.50 per share during the exercise period commencing on January 1, 2003 and ending December 31, 2007. The Company registered the above common stock and shares of common stock covered by the warrants for resale in a registration statement with the Securities and Exchange Commission.

        In the second quarter of 2003, the Company completed a private placement of its common stock and received proceeds of $471,550, net of $23,450 in fees. The Company also issued warrants expiring in May and June of 2008 to finders to purchase a total of 117,250 shares of common stock at $0.30 per share. A total of 247,500 units were placed, each consisting of ten shares of common stock and a warrant to purchase five shares of common stock. Subscribers purchased each unit for $2.00 and are entitled to exercise the warrant to purchase five shares of common stock at a purchase price of $.0.30 per share during the exercise period commencing on July 15, 2003 and ending December 31, 2007. These shares were paid for during the quarter ended June 30, 2003 but the shares were not issued until July 2003. These 2,475,000 shares were treated as issued and outstanding on the accompanying balance sheet as of June 30, 2003.  The Company has committed to register the above common stock and shares of common stock covered by the warrants for resale in a registration statement to be filed with the Securities and Exchange Commission but has not yet filed such registration statement.

Stock Options

        During the second quarter of 2003, the Company granted an employee an option to purchase 200,000 shares of common stock at an exercise price of $.285 per share, the market value on date of grant. The option was granted under the Company's 1999 Stock Option Plan (the "1999 Plan"). Of the shares covered by the option 100,000 vest based on passage of time during the first year after grant. The other 100,000 shares vest based on accomplishment of certain performance criteria related to the development of our technology and therefore this portion of the option will be accounted for under variable accounting rules.

        The Company has adopted the disclosure-only provisions of SFAS 123 and continues to apply the accounting principles prescribed by APB No. 25 to its employee stock-based compensation awards. Had compensation cost for the Company's options issued to such employee been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, as amended by SFAS 148, the Company's net loss and basic loss per common share would have been changed to the pro forma amounts indicated below, which reflect the valuation assumptions used:

	For the Three Months Ended June 30,
	2003	2002
Net loss applicable to common stockholders - as reported	$(2,604,000)	$ (1,309,000)
Add fair value of employee compensation expense	(6,000)	(498,000)
Net loss applicable to common stockholders - pro forma	$(2,610,000)	$ (1,807,000)
Basic loss per common share - as reported	$ (0.03)	$ (0.02)
Basic loss per common share - pro forma	$ (0.03)	$ (0.03)

	For the Six Months Ended June 30,
	2003	2002
Net loss applicable to common stockholders - as reported	$(6,096,000)	$ (2,986,000)
Add fair value of employee compensation expense	(295,000)	(498,000)
Net loss applicable to common stockholders - pro forma	$(6,391,000)	$ (3,484,000)
Basic loss per common share - as reported	$ (0.08)	$ (0.05)
Basic loss per common share - pro forma	$ (0.08)	$ (0.06)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	For the Three and Six Months Ended June 30,
	2003	2002
Approximate risk free rate	2.50%	4.50%
Average expected life	5 years	5 years
Dividend yield	0%	0%
Volatility	137%	95%

7. Related Party Transaction

        During February 2002, the Company repaid an advance from John Prufeta, then an officer and director of the Company, in the amount of $166,000. During the second and third quarters of 2002, the Company borrowed a total of $130,000 with interest at 5% per annum from Mr. Prufeta. At June 30, 2003, $115,000 of that loan remained outstanding, which was repaid in full in July 2003 with interest.

8. Commitment and Contingencies

Litigation

        During the quarter ended June 30, 2003 the Company was in default in the payment of severance obligations under separation agreements with two former executive officers, which payments to date were made in August 2003. On June 3, 2003 these two former executive officers, John Prufeta and Patricia Minicucci, commenced a lawsuit against the Company by filing a Complaint in the Supreme Court of the State of New York for Nassau County (Index No. 03--008576), in which they alleged that the Company breached these separation agreements entered into in December 2002, and that the Company failed to repay amounts loaned by Mr. Prufeta to the Company. On July 15, 2003, the Company paid in full the amounts so loaned together with interest, without admitting the claimed default. The Company intends to honor its future severance obligations to these two former executives and has commenced negotiations with the plaintiffs to settle the dispute amicably and to have them withdraw the Complaint without prejudice as an indication of good faith in the settlement negotiations. The Complaint was served on the Company on July 23, 2003. The Company believes that any settlement of this matter will not substantially increase the liabilities reflected on the Company's balance sheet dated June 30, 2003 included in this Form 10-Q or the number of shares reserved for issuance under existing options, warrants or convertible preferred stock set forth in this Form 10-Q.

Agreements

        The Company entered into employment agreements with two newly hired executives one of whom received a performance option under which he could purchase up to 1,000,000 shares of common stock if the performance goals are met and if he is employed on those dates. He also received an option vesting over one year to purchase 250,000 shares of common stock if he is employed on those dates. The other executive was granted an option to purchase 320,000 shares of common stock vesting over one year if he is employed on those dates. These were approved by the Board on July 10, 2003.

9. Restatement of First Quarter of 2003

        The financial statement effect of all of the above mentioned adjustments on the first quarter of 2003 is summarized as follows:

For the three-month period ending March 31, 2003:

Net loss, as reported	$(2,457,000)
Plus: deferred revenues recognized	$173,000
Less: warrants issued to, or modified for, consultants	(163,000)
Net loss, as restated	$(2,447,000)
Less: deemed dividend in connection with warrant modifications	(1,133,000)

Net loss applicable to common stockholders	$(3,580,000)

Basic and diluted loss per common share, as reported	$(.03)
Basic and diluted loss per common share, as restated	$(.05)

As of March 31, 2003:

Accumulated deficit, as reported	$(45,031,000)
Accumulated deficit, as restated	$(45,021,000)

10. Subsequent Events

        During July 2003, the Company completed the private placement of $1,000,000 of convertible debentures having an 18-month term, which bear interest at 7% per annum (the "03-4 Debentures"). The 03-4 Debentures are convertible into common stock at a price of $0.20 per share, representing an in-the-money conversion feature. The Company received a total of $899,000 from this placement, net of cash offering costs of $101,000. In connection with this transaction, the Company issued warrants to the placement agent and its designees to purchase 1,000,000 shares of common stock at an exercise price of $0.22 per share, resulting in additional offering costs of approximately $299,000. The aggregate offering costs of approximately $400,000 will be amortized on a straight-line basis over the related Debenture's term. The Company has committed to register the shares of common stock underlying the 03-4 Debentures and warrants in a registration statement to be filed with the Securities and Exchange Commission within 90 days of completion of the offering.

        Also in July 2003, the Company's Board of Directors approved the following: (a) an employment agreement with the Company's President and Chief Executive Officer, Darryl R. Cohen, under which Mr. Cohen's base salary for the year beginning July 1, 2003 will be $375,000 (plus certain fringe benefits) with a discretionary bonus potential up to his base salary based on attaining a specified level of gross revenue of the Company during the year ending June 30, 2004; (b) a cash bonus of $150,000 to Mr. Cohen for his services in the year ended June 30, 2003; (c) cash payments for fees to External Affairs, Inc., ("EA"), the Company's investor relations and strategy consultant, of $328,000 for the year beginning July 1, 2003 with a discretionary bonus potential up $275,000 also based on attaining a specified level of gross revenue of the Company during the year ending June 30, 2004; (d) a bonus of $50,000 to EA for the year ended June 30, 2003; and (e) payment of cash fees of $90,000 for the year beginning July 1, 2003 to the Company's chairman, Patrick Jeffries. The two bonus payments for the year ended June 30, 2003 are reflected as accrued liabilities on the balance sheet as of June 30, 2003. The Board also approved payment of $1,000 to each of the two non-employee directors of the Company (excluding Ms. Joan Herman who declines all compensation relating to her membership on the Board) for each meeting of the Board.

        The Board also made certain stock awards and granted stock options effective July 10, 2003. As an incentive to provide their services to the Company at least through January 6, 2004, and pursuant to the Company's 2003 Stock Incentive Plan, Mr. Cohen was granted 1,000,000 shares of restricted common stock, and Mr. Jeffries and EA were each granted 500,000 shares of restricted common stock, with the Company to pay the income taxes on the grant and also the income taxes on the payment of the income taxes. The Company estimates that its liability for such tax and tax on tax payments will total about $225,000. The shares granted are restricted as to transferability, forfeitable and must be returned to the Company if, by January 6, 2004 the Company has failed to meet certain performance goals. In addition, the Board granted Mr. Cohen a five-year option to purchase 3,000,000 shares of common stock at $0.25 per share with one third of such shares vesting quarterly over the next twelve months as long as Mr. Cohen retains his position of President and Chief Executive Officer of the Company, and the remaining two-thirds vesting on June 30, 2004 based on the Company achieving targeted revenues during the twelve months ending June 30, 2004. If revenue does not reach the target then vesting is reduced pro rata. EA received options with similar terms for a total of 1,500,000 shares. Mr. Jeffries received a five-year option to purchase 500,000 shares at $0.25 each vesting quarterly over the next twelve months as long as he retains his position as Chairman of the Company. Mr. Jeffries also received a five-year option to purchase 800,000 shares of common stock at $0.25 per share based on his continued membership on the Board and satisfactory performance as Chairman of the Company over the next twelve months. Messrs. Samuel Havens and Guy Scalzi, the other two non-employee Directors of the Company, excluding Ms. Herman, received similar options to Mr. Jeffries' for 200,000 shares each. The closing price of the common stock on the American Stock Exchange on July 10, 2003 was $0.34.

        The Company will recognize compensation charges for the restricted stock and option grants to Messrs. Cohen, Jeffries and the other Board members based on the intrinsic-value method prescribed by APB No. 25, applying variable accounting treatment to performance-based awards such as the restricted stock grants and certain options that vest based on other than solely the passage of time. The Company will also recognize compensation charges for the restricted stock and option grants to EA based on the fair-value method prescribed by SFAS 123 and EITF Issue 96-18, Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling, Goods or Services.

        At the same July 10, 2003 meeting, the Board granted five-year warrants to purchase a total of 1,312,500 shares of common stock at exercise prices of $0.40 and $0.50 per share to parties who had earlier exercised warrants. The combined Black-Scholes value is $365,000. The Board also granted a warrant to purchase 14,000 shares of common stock to a former employee for past services at various prices from $0.50 to $0.67 per share. The employee award worth $2,000 is based on intrinsic value. The Company will take charges in those amounts in the third quarter.

        Also in July 2003, the Board approved a reduction in exercise prices of certain warrants to purchase 7,118,750 shares.

Leases

        In July 2003 the Company signed a three-year lease for office space in West Valley City, Utah commencing August 1, 2003 at an annual base rent of $7,000 plus common area maintenance charges of approximately $1,000 per year, plus sales tax.

        The Company entered into a three-year lease commencing August 31, 2003 for executive office space in Vero Beach, Florida at an annual base rental of $100,000, plus common area maintenance charges of about 10% of base rent, other expenses beyond the building standard requested by the Company and sales tax. The Company has the option to extend the lease for one three year period. The base rent will increase by 3% on August 31, 2004 for the remainder of the original and, if applicable, option term.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        The Company is developing and intends to market healthcare communication technology products for electronic prescribing of drugs, laboratory orders and laboratory results. These proprietary technologies are designed to provide connectivity of medical related information between point-of-care providers ("POCs") (i.e., physician or caretaker) and specific healthcare value chain intermediaries ("HVCIs") (e.g., pharmacies, laboratories, pharmacy benefit managers and pharmaceutical companies). The Company's technology is designed to improve the accuracy and the efficiency of the processes of drug prescribing and the ordering of laboratory tests and the receiving of laboratory results.

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

        We have incurred and reported net losses of ($9,014,000), ($10,636,000) and ($5,415,000) for the years ended December 31, 2002, 2001, and 2000, respectively, and a net loss of ($4,963,000) for the six months ended June 30, 2003. At June 30, 2003, we had an accumulated deficit of ($48,037,000). These losses and negative operating cash flow have caused our accountants to include a "going concern" qualification in their report in connection with their audit of our financial statements for the year ended December 31, 2002.

        The success of the development, distribution and deployment of our technology is dependent to a significant degree on our key management and technical personnel. We believe that our success will also depend upon our ability to attract, motivate and retain highly skilled, managerial, sales and marketing, and technical personnel, including software programmers and systems architects skilled in the computer languages in which our technology operates. Competition for such personnel in the software and information services industries is intense. The loss of key personnel, or the inability to hire or retain qualified personnel, could have a material adverse effect on our results of operations, financial condition or business.

        We expect to continue to experience losses, in the near term, until such time as our technology can be successfully deployed with physicians and produce revenue. The continuing development, marketing and deployment of our technology will depend upon our ability to obtain additional financing. Our technology is in the development stage and has not generated any recurring revenues to date. We are funding our operations now through the sale of our securities. There can be no assurance that additional investments or financings will be available to us on favorable terms, or at all, as needed to support the development and deployment of our technology. Failure to obtain such capital on a timely basis could result in lost business opportunities, the sale of our technology at a distressed price or the financial failure of our Company. We currently have 400,000,000 shares of common stock authorized for issuance under our certificate of incorporation, and as of June 30, 2003, had 86,367,065 outstanding shares of common stock and 44,506,266 shares of common stock reserved for issuance under options, warrants and shares of our convertible preferred stock and convertible notes outstanding on such date.

        We may not be able to retain our listing on the American Stock Exchange. The American Stock Exchange has not notified us of any listing concerns. However, should our common stock trade at a low price for a substantial period of time or should the American Stock Exchange consider our circumstances for continued listing in a negative light, we may not be able to retain our listing. The American Stock Exchange has certain listing requirements in order for the Company to continue to have its common stock traded on this exchange. Although the American Stock Exchange does not identify a specific minimum price per share that the Company's stock must trade above or any other rigid standards compelling delisting, the Company may risk delisting if its common stock trades at a low price per share for a substantial period of time or if it fails to meet the financial condition, result of operations, market capitalization or other financial or non-financial standards considered by the American Stock Exchange. Trading in our common stock after a delisting, if any, would likely be conducted in the over-the-counter markets in the so-called "pink sheets" or on the National Association of Securities Dealers' Electronic Bulletin Board. As a consequence of a delisting: (i) unless converted into common stock, the 03-1 Debenture due October 11, 2004, the 03-2 Debentures due November 12, 2004 and the 03-3 Debentures due December 12, 2004 in the aggregate principal amount of $1,850,000, as well as the 03-4 Debentures due January 29, 2005 in the principal amount of $1,000,000, together with accrued interest thereon, could be declared to be immediately due and payable by the holders of such Debentures as provided in such Debentures, which may force us to seek protection in bankruptcy if funds were not then available to pay such principal and interest; (ii) our shareholders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock; and (iii) our common stock would become substantially less attractive as collateral for margin and purpose loans, for investment by financial institutions under their internal policies or state investment laws or as consideration in future capital raising transactions.

        Although we have had operations since 1988, because of our move away from temporary healthcare staffing to provide healthcare connectivity solutions at the point of care, we have a relatively short operating history in the healthcare connectivity solutions business and limited financial data to evaluate our business and prospects, and are better considered a development stage company. In addition, our business model is likely to continue to evolve as we attempt to develop our product offerings and enter new markets. As a result, our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by development stage companies that are attempting to move into new markets and continuing to innovate with new and unproven technologies. We are still in the process of gaining experience in marketing physician connectivity products, providing support services, evaluating demand for products, financing a technology business and dealing with government regulation of health information technology products. While we are putting together a team of experienced executives, they have come from different backgrounds and may require some time to develop an efficient operating structure and corporate culture for our Company.

        The success of our products and services in generating revenue may be subject to the quality and completeness of the data that is generated and stored by the physician or other healthcare professionals and entered into our interconnectivity systems, including the failure to input appropriate or accurate information. Failure or unwillingness by the healthcare professional to accommodate the required information quality may result in the user refusing to pay Medix for its services.

        As a developer of connectivity technology products, we will be required to anticipate and adapt to evolving industry standards and new technological developments. The market for our technology is characterized by continued and rapid technological advances in both hardware and software development, requiring ongoing expenditures for research and development, and timely introduction of new products and enhancements to existing products. The establishment of standards is largely a function of user acceptance. Therefore, such standards are subject to change. Our future success, if any, will depend in part upon our ability to enhance existing products, to respond effectively to technology changes, and to introduce new products and technologies that are functional and meet the evolving needs of our clients and users in the healthcare information systems market.

        The market for of connectivity products in the healthcare information systems has been slow to develop due to the large number of practitioners who are resistant to change, as well as the financial investment and workflow interruptions associated with change, particularly in a period of rising pressure to reduce costs in the marketplace. We are currently devoting significant resources toward the development of products. There can be no assurance that we will successfully complete the development of these products in a timely fashion or that our current or future products will satisfy the needs of the healthcare information systems market. There can be no assurance that products or technologies developed by others will not adversely affect our competitive position or render our products or technology noncompetitive or obsolete.

        Certain of our products provide applications that relate to patient medication histories and treatment plans. Any failure by our products to provide and maintain accurate, secure and timely information could result in product liability claims against us by our clients or their affiliates or patients. We maintain insurance that we believe currently is adequate to protect against claims associated with the use of our products, but there can be no assurance that our insurance coverage would adequately cover any claim asserted against us. A successful claim brought against us in excess of our insurance coverage could have a material adverse effect on our results of operations, financial condition or business. Even unsuccessful claims could result in the expenditure of funds in litigation, as well as diversion of management time and resources.

        The healthcare and medical services industry in the United States is in a period of ongoing change and uncertainty. Governmental programs have been proposed, and some adopted, from time to time, to reform various aspects of the U.S. healthcare delivery system. Major legislation is now before the U. S. Congress and may be adopted in some form. Some of these programs contain proposals to increase government involvement in healthcare, lower reimbursement rates and otherwise change the operating environment for our physician users and customers. Particularly, compliance with the Health Insurance Portability and Accountability Act and related regulations are causing the healthcare industry to incur substantial cost to change its procedures. Although we expect these regulations to have the beneficial effect of spurring adoption of our software products, we cannot predict with any certainty what impact, if any, these and future healthcare reforms might have on our business.

        We have been granted certain patent rights, trademarks and copyrights relating to our software. However, patent and intellectual property legal issues for software programs, such as the our products, are complex and currently evolving. Since patent applications are secret until patents are issued in the United States, or published in other countries, we cannot be sure that we are first to file any patent application. In addition, there can be no assurance that competitors, many of which have far greater resources than we do, will not apply for and obtain patents that will interfere with our ability to develop or market product ideas that we have originated. Furthermore, the laws of certain foreign countries do not provide the protection to intellectual property that is provided in the United States, and may limit our ability to market our products overseas. We cannot give any assurance that the scope of the rights we have are broad enough to fully protect our technology from infringement.

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

        We also rely upon unpatented proprietary technology and no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to or disclose our proprietary technology or that we can meaningfully protect our rights in such unpatented proprietary technology. No assurance can be given that efforts to protect such information and techniques will be successful. The failure to protect our intellectual property could cause us to lose substantial revenues and to fail to reach our financial potential over the long term.

        As of June 30, 2003, we had 86,367,065 shares of common stock outstanding. As of that date, approximately 44,506,266 shares were issuable upon the exercise of options, warrants or other rights, and the conversion of preferred stock and convertible debentures then outstanding. Most of these shares will be immediately saleable upon exercise or conversion under registration statements we have filed with the SEC. The exercise prices of options, warrants or other rights to acquire common stock presently outstanding range from $0.01 per share to $4.97 per share. During the respective terms of the outstanding options, warrants, preferred stock and other outstanding derivative securities, the holders are given the opportunity to profit from a rise in the market price of the common stock, and the exercise of any options, warrants or other rights may dilute the book value per share of the common stock and put downward pressure on the price of the common stock. The existence of the options, conversion rights, or any outstanding warrants may adversely affect the terms on which we may obtain additional equity financing. Moreover, the holders of such securities are likely to exercise their rights to acquire common stock at a time when we would otherwise be able to obtain capital on terms more favorable than could be obtained through the exercise or conversion of such securities.

        We have raised substantial amounts of capital in private placements from time to time. The securities offered in such private placements were not registered with the SEC or any state agency in reliance upon exemptions from such registration requirements. Such exemptions are highly technical in nature and if we inadvertently failed to comply with the requirements of any of such exemptive provisions, investors would have the right to rescind their purchase of our securities or sue for damages. If one or more investors were to successfully seek such rescission or prevail in any such suit, we could face severe financial demands that could materially and adversely affect our financial position.

         Financings that may be available to us under current market conditions frequently involve sales at prices below the prices at which our common stock trades on the American Stock Exchange, as well as the issuance of warrants or convertible debt that require exercise or conversion prices that are calculated in the future at a discount to the then market price of our common stock. Any agreement to sell, or convert debt or equity securities into, common stock at a future date and at a price based on the then current market price will provide an incentive to the investor or third parties to sell the common stock short to decrease the price and increase the number of shares they may receive in a future purchase, whether directly from us or in the market. The issuance of our common stock in connection with such exercise or conversion may result in substantial dilution to the common stock holdings of other holders of our common stock.

        Historically, our common stock has experienced significant price fluctuations. One or more of the following factors influence these fluctuations:

•	unfavorable announcements or press releases relating to the technology sector;
•	regulatory, legislative or other developments affecting our Company or the healthcare industry generally;
•

conversion of our preferred stock and convertible debt into common stock at conversion rates based on current market prices or discounts to market prices, of our common stock and exercise of options and warrants at below current market prices;

•

sales by those financing our Company through an equity line of credit or convertible securities which have been registered with the SEC and may be sold into the public market immediately upon receipt; and

•	market conditions specific to technology and internet companies, the healthcare industry and general market conditions.

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

         Trading of our common stock may be subject to the penny stock rules under the Securities Exchange Act of 1934 unless an exemption from such rules is available. Broker-dealers making a market in our common stock will be required to provide disclosure to their customers regarding the risks associated with our common stock, the suitability for the customer of an investment in our common stock, the duties of the broker-dealer to the customer and information regarding bid and asked prices for our common stock, and the amount and description of any compensation the broker-dealer would receive in connection with a transaction in our common stock. The application of these rules may further result in fewer market makers making a market in our common stock and further restrict the liquidity of our common stock.

        We have not had earnings, but if earnings were available, it is our general policy to retain any earnings for use in our operation. Therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future despite the recent reduction of the federal income tax rate on dividends. Any payment of cash dividends on our common stock in the future will be dependent upon our financial condition, results of operations, current and anticipated cash requirements, preferred rights of holders of preferred stock, plans for expansion, as well as other factors that the Board of Directors deems relevant. We anticipate that our future financing agreements will prohibit the payment of common stock dividends without the prior written consent of those providers.

        As with any business, growth in absolute amounts of selling, general and administrative expenses or the occurrence of extraordinary events could cause actual results to vary materially and adversely from the results contemplated by the forward-looking statements. Budgeting and other management decisions are subjective in many respects and thus susceptible to incorrect decisions and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditures or other budgets, which may, in turn, affect our results of operations. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and therefore, there can be no assurance that the results contemplated in the forward-looking statements will be realized.

        In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by us or any other person hat our objectives or plans for the Company will be achieved.

Critical Accounting Policies and Items Affecting Comparability

        Quality financial reporting relies on consistent application of Company accounting policies that are based on accounting principles generally accepted in the United States. The policies discussed below are considered by management to be critical to understanding our financial statements and often require management judgment and estimates regarding matters that are inherently uncertain.

Revenue Recognition

        The Company will recognize revenue when it has completed all of its obligations to the customer and is entitled to payment from the customer. The Company, at its stage of development, has not earned recurring revenues from the sale of its technology; it has, however, entered into two agreements to make custom changes to its technology to meet the special needs of two unrelated third parties which agreements generated a total of $173,000 for the Company.  This revenue was originally deferred and not recognized in 2002. The Company did not earn or recognize recurring revenue in the quarter ended June 30, 2003; however, deferred revenue through the end of calendar 2002 was shown as recognized in the six months ended June 30, 2003 because as of March 31 2003 there were no further obligations on the Company's part related to these agreements.  Thus, these revenues will be reflected as recognized in an amended quarterly report on Form 10-Q/A for the quarter ended March 31, 2003 to be filed for that period.  See Note 9 below for further discussion of the Company's restatement of the first quarter of 2003 financial statements.

Goodwill

        Goodwill  represents acquisition costs in excess of the fair value of net tangible assets of businesses purchased. In conjunction with our adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), we evaluate our goodwill annually for impairment, or earlier if indicators of potential impairment exist. The determination of whether or not goodwill or other intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting units. Changes in our strategy and or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets. The Company will continue to evaluate its goodwill for impairment on an annual basis or sooner if indicators of potential impairment exist.

Long-lived Assets

        With the exception of goodwill, long-lived assets such as property and equipment, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and their eventual disposition is less than their carrying amount. Impairment, if any, is assessed using discounted cash flows. During the six months ended June 30, 2003, no such impairment losses were recognized.

Contingencies

        We are subject to legal proceedings, lawsuits and other claims related to labor, service and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters.

Notes Receivable

        We are required to estimate the collectibility of notes receivable. A considerable amount of judgment is required in assessing the ultimate realization of these receivables, including the current credit-worthiness of the counterparties. Changes in required reserves may occur due to changing circumstances, including changes in the current market environment.

Equity Transactions

        In many of our financing transactions, warrants have been issued. Additionally, we issue options and warrants to non-employees from time to time as payment for services. In all these cases, we apply the principles of SFAS 123 to value these awards, which inherently include a number of estimates and assumptions including stock price volatility factors. We based our estimates and assumptions on the best information available at the time of valuation, however, changes in these estimates and assumptions could have a material effect on the valuation of the underlying instruments.

Recently Issued Accounting Pronouncements

        In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity ("SFAS 150"), which is effective for the interim period beginning after March 15, 2003. SFAS 150 establishes standards for the Company's classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The Company believes the adoption of SFAS 150 will not have a material effect on the Company's consolidated financial statements.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This statement is effective for contracts entered into or modified after June 30, 2003. The Company does not believe that adoption of this statement will have a material impact on the Company's consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the entity's expected residual returns, if they occur. Interpretation No. 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation became effective upon issuance. The adoption of this interpretation did not have a material effect on the Company's consolidated financial statements.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Guarantees of the Indebtedness of Others, which addresses the accounting for and disclosure of guarantees. Interpretation No. 45 requires a guarantor to recognize a liability for the fair value of a guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of Interpretation No. 45 did not have a material effect on the Company's consolidated financial statements.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Restructuring Costs ("SFAS 146"). SFAS 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS 146, a company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 requires a company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company may not restate its previously issued financial statements and the new Statement grandfathers the accounting for liabilities that a company had previously recorded under EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring. The Company adopted SFAS 146 on January 1, 2003.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure ("SFAS 148"), an amendment to SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which provides alternatives for companies electing to account for stock-based compensation using the fair value criteria established by SFAS 123. The Company intends to continue to account for stock-based compensation under the provisions of the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees.

Results of Operations

Comparison of the three months ended June 30, 2003 to the three months ended June 30, 2002

        At present we are not receiving revenue from the sale of our products.

        Software and technology costs totaled $798,000 during the quarter ended June 30, 2003, representing a $611,000 increase over the prior year's spending of $187,000. Effective January 1, 2003, the Company no longer capitalized its software development expenses as it considered its technology to be marketable.  In addition, development supply costs increased by $42,000 and equipment rentals were up by $23,000, both in the three months ended June 30, 2003 as compared to the same period in 2002.

        Selling, general, and administrative expenses totaled $1,675,000 during the quarter ended June 30, 2003, versus $1,078,000 in the comparable period last year. The increase of $597,000 is largely accounted for by an increase in consulting fees of $366,000 and wages of $272,000 with other offsetting items. Consulting expenses increased due to spending to develop marketing relationships in newly defined market segments as well as general consulting.

        Other income (expense) reflects a net income of $3,000 in the 2003 period, in comparison with an expense of $44,000 in the 2002 quarter. Financing costs of $134,000 were charged to the 2003 quarter resulting from the sale of the Debentures while the 2002 period had no such charge.

        Net loss for the three months ended June 30, 2003 was $2,604,000 as compared with a net loss of $1,309,000 for the three months ended June 30, 2002.

Comparison of the six months ended June 30, 2003 to the six months ended June 30, 2002

        The Company will recognize revenue when it has completed all of its obligations to the customer and is entitled to payment from the customer. The Company, at its stage of development, has not earned recurring revenues from the sale of its technology; it has, however, entered into two agreements to make custom changes to its technology to meet the special needs of two unrelated third parties which agreements generated a total of $173,000 for the Company.  This revenue was originally deferred and not recognized in 2002. The Company did not earn or recognize recurring revenue in the quarter ended June 30, 2003; however, deferred revenue through the end of calendar 2002 was shown as recognized in the six months ended June 30, 2003 because as of March 31 2003 there were no further obligations on the Company's part related to these agreements.  Thus, these revenues will be reflected as recognized in an amended quarterly report on Form 10-Q/A for the quarter ended March 31, 2003 to be filed for that period.  See Note 9 below for further discussion of the Company's restatement of the first quarter of 2003 financial statements.

        Software and technology costs for the 2003 six-month period were $1,191,000 as compared to $772,000 for the six months ended June 30, 2002. This was caused primarily by additions of personnel to the development staff and the aforementioned development supply cost increases.

        Selling, general and administrative expenses for the six months ended June 30, 2003 were $3,677,000 compared to $1,968,000 for the first six months of 2002. This increase of $1,709,000 is largely due to an increase in consulting fees of $560,000, travel related costs of $272,000, salaries, including the bonus paid to the President and CEO for his services in the year ended June 30, 2003 of $150,000, legal and accounting fees of $648,000 and advertising of $92,000.

        We entered into an agreement to acquire PocketScripts, LLC in December 2002 and the agreement was terminated in March 2003. Costs associated with the terminated acquisition amount to $142,000 and relate to the write-off of certain expenses associated with that potential acquisition.

        Other income for the six months ended June 30, 2003 was $9,000 compared to an expense of $53,000 in the 2002 six-month period. Financing costs decreased by $68,000 in the 2003 six-month period compared to the six months ended June 30, 2002.

        The six months ended June 30, 2003 was also impacted by a deemed disproportionate dividend caused by the modification in the first quarter of 2003 of warrants held by certain warrant holders. The Black-Scholes value of that modification was $1,133,000 and is reflected as an increase in net loss applicable to common stockholders and basic and diluted loss per share. This charge will be reflected in an amendment of our Quarterly Report on Form 10-Q for the three months ended March 31, 2003 that will be filed by the Company.

        Our net loss for the six months ended June 30, 2003 was $4,963,000 compared to $2,986,000 for the first six months of 2002.

Liquidity and Capital Resources

        As of the end of the current quarter, the Company provided advances of $205,000 pursuant to a promissory note to a company that has technology that the Company is potentially interested in acquiring (either whole or in part). Subsequent to the end of the quarter an additional $50,000 was advanced related to this situation. No agreement exists for the acquisition of this technology, and there can be no assurance that the Company will desire to acquire the technology or that an agreement can be reached with this Company, even though the Company does now expect to complete such acquisition. If no purchase is consummated the advances may become uncollectible. It should become clear during the quarter ended September 30, 2003 whether an agreement can be reached with the seller or whether an allowance for uncollectibility should be recorded in that quarter.  If no purchase is consummated the advances may become uncollectible.

        As of June 30, 2003 the Company has $348,000 in cash and a net working capital deficit of $1,558,000. During the six months ended June 30, 2003, our cash and cash equivalents decreased by $1,021,000. Net cash used in operating activities was $4,395,000 reflecting our net loss of $4,963,000.  During the six months ended June 30, 2003, net cash used in investing activities was $517,000.

        During the six months ended June 30, 2003, the Company raised $3,891,000, net, from financing activities; reflecting $1,681,000 from the issuance of common stock net of cash offering costs,  $737,000 from the exercise of options and warrants, and $1,541,000 from the sale of the Debentures, net of cash offering costs.  These financing amounts were partially offset by principal payments on debt and notes payable of $68,000 .

        We are currently funding our operations now through the sale of our securities. There can be no assurance that additional investments or financings will be available to us on favorable terms, or at all, as needed to support the development and deployment of our technology. Failure to obtain such capital on a timely basis could result in lost business opportunities, the sale of our technology at a distressed price or the financial failure of our Company. See "Forward Looking Statements and Associated Risks".

        The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern,  The Company has experienced recurring losses and has a working capital deficit which raise substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.  Management continues to pursue fund-raising activities, including private placements, so as to continue funding the Company's operations.

Subsequent Events

        During July 2003, the Company completed the private placement of $1,000,000 of convertible debentures having an 18-month term, which bear interest at 7% per annum (the "03-4 Debentures"). The 03-4 Debentures are convertible into common stock at a price of $0.20 per share, representing an in-the-money conversion feature. The Company received a total of $899,000 from this placement, net of cash offering costs of $101,000. In connection with this transaction, the Company issued warrants to the placement agent and its designees to purchase 1,000,000 shares of common stock at an exercise price of $0.22 per share, resulting in additional offering costs of approximately $299,000. The aggregate offering costs of approximately $400,000 will be amortized on a straight-line basis over the related Debenture's term. The Company has committed to register the shares of common stock underlying the 03-4 Debentures and warrants in a registration statement to be filed with the Securities and Exchange Commission within 90 days of completion of the offering.

        Also in July 2003, the Company's Board of Directors approved the following: (a) an employment agreement with the Company's President and Chief Executive Officer, Darryl R. Cohen, under which Mr. Cohen's base salary for the year beginning July 1, 2003 will be $375,000 (plus certain fringe benefits) with a discretionary bonus potential up to his base salary based on attaining a specified level of gross revenue of the Company during the year ending June 30, 2004; (b) a cash bonus of $150,000 to Mr. Cohen for his services in the year ended June 30, 2003; (c) cash payments for fees to External Affairs, Inc., ("EA"), the Company's investor relations and strategy consultant, of $328,000 for the year beginning July 1, 2003 with a discretionary bonus potential up $275,000 also based on attaining a specified level of gross revenue of the Company during the year ending June 30, 2004; (d) a bonus of $50,000 to EA for the year ended June 30, 2003; and (e) payment of cash fees of $90,000 for the year beginning July 1, 2003 to the Company's chairman, Patrick Jeffries. The two bonus payments for the year ended June 30, 2003 are reflected as accrued liabilities on the balance sheet as of June 30, 2003. The Board also approved payment of $1,000 to each of the two non-employee directors of the Company (excluding Ms. Joan Herman who declines all compensation relating to her membership on the Board) for each meeting of the Board.

        The Board also made certain stock awards and granted stock options effective July 10, 2003. As an incentive to provide their services to the Company at least through January 6, 2004, and pursuant to the Company's 2003 Stock Incentive Plan, Mr. Cohen was granted 1,000,000 shares of restricted common stock, and Mr. Jeffries and EA were each granted 500,000 shares of restricted common stock, with the Company to pay the income taxes on the grant and also the income taxes on the payment of the income taxes. The Company estimates that its liability for such tax and tax on tax payments will total about $225,000. The shares granted are restricted as to transferability, forfeitable and must be returned to the Company if, by January 6, 2004 the Company has failed to meet certain performance goals. In addition, the Board granted Mr. Cohen a five-year option to purchase 3,000,000 shares of common stock at $0.25 per share with one third of such shares vesting quarterly over the next twelve months as long as Mr. Cohen retains his position of President and Chief Executive Officer of the Company, and the remaining two-thirds vesting on June 30, 2004 based on the Company achieving targeted revenues during the twelve months ending June 30, 2004. If revenue does not reach the target then vesting is reduced pro rata. EA received options with similar terms for a total of 1,500,000 shares. Mr. Jeffries received a five-year option to purchase 500,000 shares at $0.25 each vesting quarterly over the next twelve months as long as he retains his position as Chairman of the Company. Mr. Jeffries also received a five-year option to purchase 800,000 shares of common stock at $0.25 per share based on his continued membership on the Board and satisfactory performance as Chairman of the Company over the next twelve months. Messrs. Samuel Havens and Guy Scalzi, the other two non-employee Directors of the Company, excluding Ms. Herman, received similar options to Mr. Jeffries' for 200,000 shares each. The closing price of the common stock on the American Stock Exchange on July 10, 2003 was $0.34.

        The Company will recognize compensation charges for the restricted stock and option grants to Messrs. Cohen, Jeffries and the other Board members based on the intrinsic-value method prescribed by APB No. 25, applying variable accounting treatment to performance-based awards such as the restricted stock grants and certain options that vest based on other than solely the passage of time. The Company will also recognize compensation charges for the restricted stock and option grants to EA based on the fair-value method prescribed by SFAS 123 and EITF Issue 96-18, Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling, Goods or Services.

        At the same July 10, 2003 meeting, the board granted five year warrants to purchase a total of 1,312,500 shares of common stock at exercise prices of $0.40 and $0.50 per share to parties who had earlier exercised warrants.  The combined Black-Scholes value is $365,000.  The Board also granted a warrant to purchase 14,000 shares of common stock to a former employee for past services at various prices from $0.50 to $0.67 per share.  The employee award worth $2,000 is based on intrinsic value.  The Company will take charges in those amounts in the third quarter.

          Also in July 2003, the Board approved a reduction in exercise prices of certain warrants to purchase 7,118,750 shares originally issued in connection with common share financings

Leases

        The Company entered into a three-year lease commencing August 31, 2003 for executive office space in Vero Beach, Florida at an annual base rental of $100,000, plus common area maintenance charges of about 10% of base rent, other expenses beyond the building standard requested by the Company and sales tax. The Company has the option to extend the lease for one three year period. The base rent will increase by 3% on August 31, 2004 for the remainder of the original and, if applicable, option term.

        In July 2003 the Company signed a three-year lease for office space in West Valley City, Utah commencing August 1, 2003 at an annual base rent of $7,000 plus common area maintenance charges of approximately $1,000 per year, plus sales tax.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We do not hold or engage in transactions with market risk sensitive instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, including our chief executive officer and chief financial officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2003, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

Changes in Internal Control Over Financial Reporting

        During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        From time to time, the Company is involved in claims and litigation that arise out of the normal course of business. Currently, other than as discussed below, there are no pending matters that in management's judgment may be considered potentially material to us.

        During the quarter ended June 30, 2003 the Company was in default in the payment of severance obligations under separation agreements entered into in December 2002 with two former executives. On June 3, 2003 these two former executive officers, John Prufeta and Patricia Minicucci, commenced a lawsuit against the Company by filing a Complaint in the Supreme Court of the State of New York for Nassau County (Index No. 03--008576), in which they allege that the Company breached these separation agreements and that the Company failed to repay amounts loaned by one such executive to the Company. On July 15, 2003, the Company paid in full the amounts so loaned together with interest, without admitting the claimed default. The Company intends to honor its future severance obligations to these two former executives and has commenced negotiations with the plaintiffs to settle the dispute amicably and to have them withdraw the Complaint without prejudice as an indication of good faith in the settlement negotiations. The Complaint was served on the Company on July 23, 2003. The Company believes that any settlement of this matter will not substantially increase the liabilities reflected on the Company's balance sheet dated June 30, 2003 included in this Form 10-Q or the number of shares reserved for issuance under existing options, warrants or convertible preferred stock set forth in this Form 10-Q.

Item 2. Changes in Securities and Use of Proceeds

        Set forth below are the unregistered sales of securities by the Company for the quarter reported on. See also Notes 4 (Convertible Debentures) and 5 (Equity Transactions) above.

Security Issued	Date	Face Amount or Number of Shares	Consideration	Purchasers	Exemption Claimed
Common Stock and Warrants covering Common Stock	April 2003	600,000 300,000 under warrants	$120,000	A total of 3 accredited investors	Section 4(2)*
Convertible Note and Warrant	April 2003	$400,000 1,500,000 shares	$400,000	One accredited investor	Section 4(2)*
Common Stock and Warrants covering Common Stock	May 2003	500,000 250,000 under warrants	$100,000	A total of 3 accredited investors	Section 4(2)*
Convertible Notes and Warrants	May 2003	$250,000 300,000 shares	$250,000	A total of 3 accredited investors	Section 4(2)*
Common Stock and Warrants covering Common Stock	June 2003	1,375,000 687,500 under warrants	$265,000	A total of 6 accredited investors	Section 4(2)*
Convertible Notes and Warrants	June 2003	$1,200,000 666,667 shares	$1,200,000	A total of 3 accredited investors	Section 4(2)*

*

The Company issued the identified securities in private placement transactions to accredited investors who invested in the Company. The 6,104,167 shares of common stock including those covered by warrants were not registered under the Securities Act of 1933 (the "Act") for purposes of  the initial issuance of the shares to the investors. For purposes of the initial issuance, the Company relied upon the exemption from registration afforded by Section 4(2) of the Act. To support such exemption, the investors made various investment representations to the Company and the certificates representing the warrants and the shares of common stock bore a restrictive legend.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

Included as exhibits are the items listed on the Exhibit Index. The Registrant will furnish a copy of any of the exhibits listed below upon payment of $5.00 per exhibit to cover the costs to the Registrant of furnishing such exhibit.

b. Reports on Form 8-K during the quarter reported on:

1. Form 8-K, dated April 11, 2003, reporting in Item 9 the private placement of the Company's 7% Convertible Debentures Series 03 Due October 11, 2004 in the principal amount of $400,000 and its Common Stock Purchase Warrants to purchase 1,500,000 shares of Common Stock. and filing a copy of the related Purchase Agreement.

2. Form 8-K dated May 21, 2003, reporting under Item 5 a press release regarding a PALM tm-based addition to the Company's product suite to be distributed to healthcare professionals over the Internet, and a press release announcing the approval at the special meeting of shareholders held on May 21, 2003 of the increase in the authorized common stock from 125,000,000 to 400,000,000 shares and the 2003 Stock Incentive Plan of the Company.

3. Form 8-K dated June 9, 2003, reporting under Item 9 a press release regarding the signing of a non-binding letter of intent regarding the purchase by the Company of the assets of Serca Technologies, Inc.

4. Form 8-K dated June 20, 2003, reporting under Item 4 the change in the Company's certifying accountants to BDO Seidman, LLP.

5. Form 8-K dated July 1, 2003, reporting under Item 9 the relevancy to the Company of the House of Representatives version of the Prescription and Medicare Modernization Act of 2003.

6. Form 8-K dated July 10, 2003, reporting under Item 5 a press release regarding the signing of a letter of intent regarding the purchase by the Company from the Duncan Group, Inc. of the assets of Frontline Physicians Exchange and Frontline Communications.

7. Form 8-K dated July 25, 2003, reporting under Item 5 an Agreement dated July 25, 2003 between the Company and Laboratory Corporation of America  Holdings and filing a copy of such Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 19, 2003

MEDIX RESOURCES, INC. (Registrant) /s/ Arthur L. Goldberg Arthur L. Goldberg Chief Financial Officer

MEDIX RESOURCES, INC.

CERTIFICATIONS PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Darryl R. Cohen, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Medix Resources, Inc.;

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)     Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)     Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

c)     Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)     All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 19, 2003	/s/ Darryl R. Cohen Darryl R. Cohen Chief Executive Officer

I, Arthur Goldberg, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Medix Resources, Inc.;

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)     Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)     Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

c)     Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

5.     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)     All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 19, 2003	/s/ Arthur Goldberg Arthur Goldberg Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3	Restated Certificate of Incorporation
31.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.