Form 10-Q
period 2003-09-30
MEDIX RESOURCES INC
filed 2003-11-14
CIK 890784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

[ ] Yes [ X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 2003.

Common Stock, $0.001 par value Class	113,222,947 Number of Shares

MEDIX RESOURCES, INC.

INDEX

PART I. Financial Information

---------------------

Item 1. Financial Statements

Consolidated Balance Sheets - September 30, 2003 (Unaudited) and December 31, 2002

Unaudited Consolidated Statements of Operations - For the three and nine months ended September 30, 2003 and September 30, 2002

Unaudited Consolidated Statements of Cash Flows - For the nine months ended September 30, 2003 and 2002

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

SIGNATURES

Index to Exhibits

MEDIX RESOURCES, INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Current assets
Cash	$ 31,000	$1,369,000
Accounts receivable	6,000	76,000
Prepaid expenses and other current assets	76,000	478,000

	113,000	1,923,000

Non-current assets
Property and equipment, net	316,000	265,000
Goodwill	1,943,000	1,605,000
Deferred financing costs, net	876,000	-
Note receivable	67,000	-
Investments and other non-current assets	255,000	-

Total non-current assets	3,457,000	1,870,000

Total assets	$3,570,000	$3,793,000

Liabilities and Stockholders' Equity (Deficit)

Current liabilities
Notes payable	$ 43,000	$ 175,000
Accounts payable	1,375,000	961,000
Accounts payable - related parties (Note 7)	247,000	130,000
Accrued expenses	2,046,000	736,000
Deferred revenue	4,000	173,000

Total current liabilities	3,715,000	2,175,000
Long-term liabilities

Notes payable (Note 5)	1,400,000	-

Convertible debentures (Note 5)	1,850,000	-
Less: unamortized discount	1,031,000	-

Total net long-term liabilities	2,219,000	-

	5,934,000	2,175,000

Commitments and contingencies (Notes 6 and 8)

Stockholders' equity (deficit)

1996 convertible preferred stock, 10% cumulative, $1 par value, 488 shares authorized, 1 share issued and outstanding, liquidation preference $19,000

1999 series C convertible preferred stock, $1 par value, 2,000 shares authorized, 75 shares issued and outstanding, liquidation preference $75,000

Common stock, $.001 par value, 400,000,000 and 125,000,000 shares authorized, 96,227,565 and 77,160,817 shares issued and outstanding, respectively	96,000	77,000

Additional paid-in capital	52,036,000	44,614,000

Deferred compensation	(923,000)	-

Accumulated deficit	(53,573,000)	(43,073,000)

Total stockholders' equity (deficit)	(2,364,000)	1,618,000

Total liabilities and stockholders' equity (deficit)	$ 3,570,000	$ 3,793,000
   See notes to consolidated financial statements.

MEDIX RESOURCES, INC.

Unaudited Consolidated Statements of Operations

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues	$1,000	$-	$174,000	$10,000
Costs and expenses
Software and technology costs	789,000	153,000	1,980,000	533,000
Selling, general and administrative expenses	4,134,000	1,525,000	7,811,000	3,885,000
Costs associated with terminated acquisition	-	-	142,000	-
Total operating expenses	4,923,000	1,678,000	9,933,000	4,418,000

Other income (expense)
Other income	24,000	2,000	41,000	7,000
Interest expense	(162,000)	(13,000)	(170,000)	(71,000)
Financing costs	(364,000)	(43,000)	(499,000)	(246,000)
Total other income (expense)	(502,000)	(54,000)	(628,000)	(310,000)
Net loss	(5,424,000)	(1,732,000)	(10,387,000)	(4,718,000)
Disproportionate deemed dividend issued to certain warrant holders (Note 6)	113,000	-	1,246,000	-
Net loss applicable to common stockholders	$(5,537,000)	$(1,732,000)	$(11,633,000)	$(4,718,000)
Basic and diluted weighted average common shares outstanding	90,906,261	63,767,646	84,015,402	60,698,928
Basic and diluted loss per common share	$ (0.06)	$ (0.03)	$ (0.14)	$ (0.08)

See notes to consolidated financial statements.

MEDIX RESOURCES, INC.

Unaudited Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities
Net loss	$(10,387,000)	$(4,718,000)
Adjustments to reconcile net loss to net cash used in operating activities
Deferred revenue	(169,000)	-
Depreciation and amortization, including write off of leasehold improvements ($7,000)	42,000	245,000
Amortization of discount and deferred Issuance costs-convertible debt	318,000	70,000
Common stock, options and warrants issued for settlements, consulting	587,000	-
Services and financing costs	169,000	269,000

Net changes in current assets and current liabilities	1,865,000	589,000
	2,812,000	1,173,000

Net cash used in operating activities	(7,575,000)	(3,545,000)

Cash flows from investing activities
Software development costs incurred	-	(522,000)
Purchase of property and equipment	(93,000)	(69,000)
Note receivable	(67,000)	-
Business acquisition costs, net of cash acquired	(300,000)	-

Net cash used in investing activities	(460,000)	(591,000)

Cash flows from financing activities
Proceeds from issuance of debt and Notes payable	2,833,000	1,205,000
Principal payments on debt and Notes payable	(89,000)	(399,000)
Issuance of preferred and common stock, net of offering costs	3,180,000	3,474,000
Proceeds from the exercise of options and warrants	773,000	115,000

Net cash provided by financing activities	6,697,000	4,395,000

Net increase (decrease) in cash	(1,338,000)	259,000
Cash - beginning of period	1,369,000	8,000

Cash end of period	$31,000	$267,000

See Notes 5 and 6 for discussion of non-cash financing activities for the nine months ended September 30, 2003.

Non-cash and investing and financing activities for the nine months ended September 30, 2002:

Options and warrants valued at $92,000 for services provided.

Options valued at $132,000 accounted for as financing costs issued to an officer of the Company for past financial support.

An accrued liability of $590,000 for warrants earned in 2001 was satisfied by issuing the warrants.

Warrants issued to related party in connection with advances provided valued at $45,000

Financed insurance policies of $65,000 by issuing a note payable.

In-the-money conversion feature on convertible debt valued at $70,000.

See notes to consolidated financial statements.

MEDIX RESOURCES, INC.

Notes to Unaudited Consolidated Financial Statements

1. Basis for Presentation

          The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. The consolidated balance sheet as of December 31, 2002 has been derived from audited financial statements. The unaudited consolidated financial statements contained herein should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended December 31, 2002. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2003 or for any other interim period in the fiscal year ending December 31, 2003.

          The consolidated financial statements include the results of operations of a newly formed, wholly owned subsidiary of the Company, which was formed on June 12, 2003 for the purpose of exploring a new business opportunity. Through September 30, 2003, this subsidiary has not conducted any business and has not generated any revenue but has incurred start-up expenses primarily salaries and legal fees. In November 2003, the Company retained an investment banking firm to assist in obtaining financing for this subsidiary, which retainer required a $125,000 payment with a success fee of one percent of the financing but not less than $250,000.

          The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced recurring losses and has significant deficiencies in working capital and equity, which raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recently Issued Accounting Pronouncements

          In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity ("SFAS 150"), which is effective for the first interim period beginning after June 15, 2003, with the exception of certain provisions which the FASB has deferred. SFAS 150 establishes standards for the Company's classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The Company believes the adoption of SFAS 150 will not have a material effect on the Company's consolidated financial statements.

          In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure ("SFAS 148"), an amendment to SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which provides alternatives for companies electing to account for stock-based compensation using the fair value criteria established by SFAS 123. The Company intends to continue to account for stock-based compensation under the provisions of the Accounting Principles Board's Option No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), but has provided the required disclosures of SFAS 123 and SFAS 148.

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

          The aggregate purchase price was $348,000, including $300,000 of cash and 100,000 shares of common stock of the Company's common stock, par value $.001 per share ("common stock") valued at $48,000. The purchase price was allocated to the assets purchased based on the fair market values at the date of acquisition as follows:

Computer equipment	$10,000
Goodwill	338,000
$348,000

          Through September 30, 2003, the Company had provided advances totaling approximately $462,000 to a company that has technology that the Company was potentially interested in acquiring (either in whole or in part) and to a second company that was to complete the development of this technology, the advances being on a "work-for-hire" basis with ownership of the work belonging to the Company. It was ultimately determined that the technology did not meet the agreed-upon performance criteria and in the third quarter of 2003 the Company has written off the entire amount advanced, which is reflected in software and technology costs in the accompanying statement of operations for the quarter and nine months ended September 30, 2003.

          In November 2003 the Company acquired substantially all of the assets of Frontline Physicians Exchange and Frontline Communications - see note 9, Subsequent Events.

3. Goodwill

          Total goodwill at September 30, 2003, includes $1,605,000 related to the unamortized balance of goodwill acquired through the Cymedix acquisition. The balance of $338,000 relates to the March 2003 acquisition of assets formerly owned by ePhysician, Inc. and has been assigned to the same reporting unit as the Cymedix goodwill. The Company has tested the goodwill in accordance with SFAS 142 and has found no indication of impairment. The Company anticipates recording additional goodwill in the fourth quarter of 2003 as the result of its acquisition of Frontline Physicians Exchange and Frontline Communication - see note 9, Subsequent Events.

4. Revenue

          The Company will recognize revenue only when it has completed all of its obligations to the customer and is entitled to payment from the customer. The Company, at its stage of development, has not earned recurring revenues from the sale of its technology. The Company did not earn or recognize recurring revenue in the quarter ended September 30, 2003 from the use of its software; however, the Company signed an agreement with a client providing for $10,000 of sign-up fees and possible additional revenues in connection with the introduction of its e-prescribing software to physicians who are customers of the client. The Company is recognizing the sign-up fees ratably during the period in which it expects to introduce the software to physicians.  Additional revenue will not be recognized until it is earned and due under the terms of the agreement.

5. Convertible Debentures and Promissory Notes

          During April, May and June 2003, the Company completed the private placements of $400,000, $250,000 and $1,200,000 in convertible debentures (the "03-1 Debentures," "03-2 Debentures" and "03-3 Debentures," respectively, and the "Debentures," collectively). The Debentures have 18-month terms, bear interest at 7% per annum and are convertible into common stock at the following prices:

03-1 Debentures $0.15

03-2 Debentures $0.15

03-3 Debentures $0.18

          The Company received a total of approximately $1,541,000 from these placements, net of cash offering costs of approximately $309,000. In connection with the 03-1 Debentures, the Company issued warrants to the investors to purchase 1,500,000 shares of common stock at an exercise price of $0.01 per share. In connection with the 03-2 and 03-3 Debentures, the Company issued warrants to a placement agent and its designees to purchase 300,000 shares of common stock at $0.16 per share, and 666,667 shares of common stock at $0.25 per share, respectively, resulting in additional offering costs of approximately $215,000. The aggregate offering costs of $524,000, which were recorded as deferred financing costs, are being amortized on a straight-line basis over the related Debenture's term.

          The Company has committed to register the common stock underlying the Debentures and the warrants in a registration statement to be filed with the Securities and Exchange Commission within various periods from completion of each of the offerings. The Company filed a registration statement (the "Registration Statement") with the Securities and Exchange Commission on June 4, 2003, which was declared effective on October 16, 2003. As a result of this delay in the registration statement becoming effective, the Company was obligated to pay the holders of the Debentures a total of $105,000, which was expensed during the third quarter of 2003. See note 9, Subsequent Events.

          The Debentures were issued with in-the-money conversion features since their stated conversion prices were below the fair market value of the Company's common stock at the commitment dates. Additionally, the Company issued warrants to the investors in the 03-1 Debentures, which resulted in a higher effective beneficial conversion feature for this issuance. The Company applied the principles in EITF Issue 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and Issue 00-27, Applicable of Issue 98-5 to Certain Convertible Instruments, to determine the appropriate original issue discounts (OID) on the Debentures, which amounted to $1,350,000. This OID is being amortized on a straight-line basis over the related Debenture's term. Should the holders of the Debentures convert these instruments prior to maturity, any unamortized offering costs and OID at conversion will be amortized fully as additional financing costs. These debentures were converted into common stock in the fourth quarter of 2003. See note 9, Subsequent Events.

          On September 30, 2003, the Company issued an aggregate of $1,400,000 of promissory notes (the "Notes"), with an 18-month term and bearing interest at a rate of 10% per annum.  The Notes were issued in exchange for $1,400,000 of outstanding 7% convertible debentures previously issued by the Company in an offering to non-US investors.   The holders of these debentures consented to the exchange when it was determined that, under the rules of the American Stock Exchange, stockholder approval was required before the Company could honor requests to convert these debentures into shares of the Company's common stock. Therefore, the Company accounted for the Notes in lieu of the debentures.

          The Company received a total of approximately $1,291,000 from the Notes, net of cash offering costs of approximately $109,000. In connection with the Notes, the Company issued warrants to a placement agent and its designees to purchase 1,000,000 shares of common stock at $0.22 per share, and to purchase 173,913 shares of common stock at $0.26 per share, respectively, resulting in additional offering costs of approximately $359,000. The aggregate offering costs of $468,000, which are reflected in deferred financing costs on the accompanying balance sheet as of September 30, 2003, are being amortized on a straight-line basis over the related terms of each of the Notes.

6. Equity Transactions

Acquisition of Assets

          On March 4, 2003, the Company completed the acquisition of certain assets previously used in the ePhysician business for total consideration of $348,000 comprised of $300,000 in cash and 100,000 shares of common stock. The common stock was valued at $48,000 based on the price per share of the common stock on March 4, 2003. In the fourth quarter of 2003 the Company completed the acquisition of substantially all of the assets of Frontline Physician's Exchange and Frontline Communications. See note 9 - Subsequent Events.

Options and Warrant Exercises

          During the quarter and nine months ended September 30, 2003, the Company received proceeds of $50,000 and $773,000 from the exercise of warrants and options, resulting in the issuance of 223,000 and 3,703,000 shares of common stock, respectively. In the comparable quarter and nine-month period in 2002, the Company received proceeds of $0 and $115,000 from the exercise of warrants and options resulting in the issuance of 0 and 315,000 shares of common stock. Also, during the third quarter of 2003, the Company issued 51,635 shares of common stock upon the cashless exercise of a warrant by a non-emplyee to purchase 223,750 shares at $.50.

Warrants

          During the quarter and nine months ended September 30, 2003, the Company issued warrants to consultants to purchase a total of 248,000 and 866,000 shares of common stock, respectively, at prices between $0.29 and $0.70 per share. The issuance of the warrants in the three and nine months ended September 30, 2003, resulted in charges of $66,000 and $338,000, respectively, that are reflected in the income statements for the three and nine months ended September 30, 2003.

          At September 30, 2003 the Company had the obligation to provide 5,150,000 warrants under an agreement with a third party if certain specified performance criteria are met. No additional warrants were earned during the third quarter of 2003. Had all of the remaining performance criteria been met at September 30, 2003, the fair value of the related warrants and resulting expense would have been approximately $1,395,000, using the Black-Scholes option pricing model, with assumptions of 98.66% volatility, no dividend yield and a risk-free rate of 2.25%.

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

          During the nine-month period ended September 30, 2003, the Company issued warrants in connection with various common stock private placement financings, as discussed further below.

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

          During the third quarter of 2003, the Company modified certain warrants by reducing the price to purchase a total of approximately 7,119,000 shares which were previously issued primarily in connection with the sale of common stock and to a lesser extent to consultants. The fair value, calculated using the Black-Scholes model, of the increase in value of the warrants issued in connection with the sale of common stock totaled $113,000 and to consultants totaled $22,000.

          These modifications were primarily made to increase the likelihood of the holders exercising such warrants. Additionally, certain of the above-noted warrants were modified to compensate investors and consultants who had rendered non-employee services (which was not contemplated at the original issue dates) subject to the approval of the Board of Directors, which took place during the first and third quarters of 2003. As such, the majority of the value of these modifications has been accounted for as a deemed disproportionate dividend to the effected warrant holders during the quarter and/or nine-month period ended September 30, 2003 in the amounts of $113,000 and $1,246,000, respectively. The portion related to non-employee service, however, has been reflected in operating expenses during the quarter and/or nine-month period ended September 30, 2003. The Company has applied the modification principles in SFAS 123, using the Black-Scholes model to determine the value of these changes in warrants.

Common Stock

          During the first quarter of 2003, the Company completed a private placement of its $.001 par value common stock and received proceeds of $1,209,000, net of $51,000 in fees. A total of 3,151,250 units were placed, each consisting of two shares of common stock and one warrant. Subscribers purchased each unit for $0.40 and are entitled to exercise warrant rights to purchase one share of Common Stock at a purchase price of $0.50 per share during the exercise period commencing on January 1, 2003 and ending December 31, 2007. The Company registered the above common stock and shares of common stock covered by the warrants for resale in a registration statement with the Securities and Exchange Commission.

          In the second quarter of 2003, the Company completed a private placement of its common stock and received proceeds of $472,000, net of $23,000 in fees. The Company also issued warrants expiring in May and June of 2008 to finders to purchase a total of 117,250 shares of common stock at $0.30 per share. A total of 247,500 units were placed, each consisting of ten shares of common stock and a warrant to purchase five shares of common stock. Subscribers purchased each unit for $2.00 and are entitled to exercise the warrant to purchase five shares of common stock at a purchase price of $.0.30 per share during the exercise period commencing on July 15, 2003 and ending December 31, 2007. These shares were paid for during the quarter ended June 30, 2003 but the shares were not issued until July 2003, but were shown as outstanding as of June 30, 2003. The Company has committed to register the above common stock and shares of common stock covered by the warrants for resale in a registration statement to be filed with the Securities and Exchange Commission but has not yet filed such registration statement.

          During the third quarter of 2003, the Company completed a private placement of its common stock and received proceeds of $1,499,000, before fees of $95,000. The Company also issued five year warrants expiring in July and August of 2008 to finders to purchase a total of 413,000 shares of common stock at $0.30 per share. A total of 743,750 units were placed, each consisting of ten shares of common stock and a warrant to purchase five shares of common stock. Subscribers purchased each unit for $2.00 and are entitled to exercise the warrant to purchase five shares of common stock at a purchase price of $.0.30 per share during the exercise period commencing on July 15, 2003 and ending December 31, 2007. The Company has committed to register the above common stock and shares of common stock covered by the warrants for resale in a registration statement to be filed with the Securities and Exchange Commission but has not yet filed such registration statement.

Stock Options

          The Board of Directors made certain stock awards and granted stock options effective July 10, 2003. As an incentive to provide their services to the Company at least through January 6, 2004, and pursuant to the Company's 2003 Stock Incentive Plan, Mr. Cohen was granted 1,000,000 shares of restricted common stock, and Mr. Patrick Jeffries and External Affairs, Inc. ("EA"), a consulting firm working with the Company, were each granted 500,000 shares of restricted common stock, with the Company to pay the income taxes on the grant and also the income taxes on the payment of the income taxes. The Company estimates that its liability for such tax and tax on tax payments will total about $275,000. The shares granted are restricted as to transferability, forfeitable and must be returned to the Company if, by January 6, 2004 the Company has failed to meet certain performance goals. In addition, the Board granted Mr. Cohen a five-year option to purchase 3,000,000 shares of common stock at $0.25 per share with one third of such shares vesting quarterly over the next twelve months as long as Mr. Cohen retains his position of  Chief Executive Officer of the Company, and the remaining two-thirds vesting on June 30, 2004 based on the Company achieving targeted revenues during the twelve months ending June 30, 2004. If revenue does not reach the target then vesting is reduced pro rata. EA received options with similar terms for a total of 1,500,000 shares. Mr. Jeffries received a five-year option to purchase 500,000 shares at $0.25 each vesting quarterly over the next twelve months as long as he retains his position as Chairman of the Company. Mr. Jeffries also received a five-year option to purchase 800,000 shares of common stock at $0.25 per share based on his continued membership on the Board and satisfactory performance as Chairman of the Company over the next twelve months. Messrs. Samuel Havens and Guy Scalzi, the other two non-employee Directors of the Company at the time, excluding Ms. Herman, received similar options to Mr. Jeffries' for 200,000 shares each. The closing price of the common stock on the American Stock Exchange on July 10, 2003 was $0.34.

The Company is recognizing compensation charges for the restricted stock and option grants to Mr. Cohen, for 200,000 option shares for each of Mr. Jeffries and the other Board members based on the intrinsic-value method prescribed by APB No. 25. The Company is also recognizing compensation charges for the restricted stock and additional option grants to Mr. Jeffries, given to him in his capacity as a consultant to the Company, as well as all such grants to EA based on the fair-value method prescribed by SFAS 123 and EITF Issue 96-18, Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling, Goods or Services. For the quarter ended September 30, 2003 the Company recognized total compensation charges with respect to these awards of approximately $192,000 and recorded deferred compensation of approximately $923,000 in connection with awards granted to employees.  See note 9, Subsequent Events.

          As noted above, at the original grant date, certain options and the restricted stock grants vested based on performance criteria. On August 19, 2003, these grants were modified to provide for time-based vesting, with accelerated vesting if specified performance criteria are met. The employee awards were therefore subject to variable accounting through August 19, 2003, and all such awards were remeasured and fixed upon the modification.

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

	For the Three Months Ended September 30,
	2003	2002
Net loss applicable to common stockholders- as reported	$(5,537,000)	$ (1,732,000)
Add fair value of employee compensation expense	(66,000)	(13,000)
Net loss applicable to common stockholders - pro forma	$(5,603,000)	$ (1,745,000)
Basic and diluted loss per common share - as reported	$ (0.06)	$ (0.03)
Basic and diluted loss per common share - pro forma	$ (0.06)	$ (0.03)

	For the Nine Months Ended September 30,
	2003	2002
Net loss applicable to common stockholders - as reported	$(11,633,000)	$ (4,718,000)
Add fair value of employee compensation expense	(61,000)	(511,000)
Net loss applicable to common stockholders - pro forma	$(11,694,000)	$ (5,229,000)
Basic and diluted loss per common share - as reported	$ (0.14)	$ (0.08)
Basic and diluted loss per common share - pro forma	$ (0.14)	$ (0.09)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	For the Three and Nine Months Ended September 30,
	2003	2002
Approximate risk free rate	2.25%	4.50%
Average expected life	5 years	5 years
Dividend yield	0%	0%
Volatility	118%	128%

7. Related Party Transactions

          The accounts payable to related parties as of September 30, 2003 reflects accrued compensation to officers of the Company. During February 2002, the Company repaid an advance from John Prufeta, then an officer and director of the Company, in the amount of $166,000. During the second and third quarters of 2002, the Company borrowed a total of $130,000 with interest at 5% per annum from Mr. Prufeta. At June 30, 2003, $115,000 of that loan remained outstanding, which was repaid in full in July 2003 with interest.

8. Commitment and Contingencies

Litigation

          During the quarter ended September 30, 2003 the Company was in default in the payment of severance obligations under separation agreements with two former executive officers. On June 3, 2003 these two former executive officers, John Prufeta and Patricia Minicucci, commenced a lawsuit against the Company by filing a Complaint in the Supreme Court of the State of New York for Nassau County (Index No. 03--008576), in which they alleged that the Company breached these separation agreements entered into in December 2002, and that the Company failed to repay amounts loaned by Mr. Prufeta to the Company. On July 15, 2003, the Company paid in full the amounts so loaned together with interest, without admitting the claimed default. The Company intends to honor its future severance obligations to these two former executives and has commenced negotiations with the plaintiffs to settle the dispute amicably and to have them withdraw the Complaint without prejudice as an indication of good faith in the settlement negotiations. The Complaint was served on the Company on July 23, 2003. The Company believes that any settlement of this matter will not substantially increase the liabilities reflected on the Company's balance sheet dated September 30, 2003 included in this Form 10-Q or the number of shares reserved for issuance under existing options, warrants or convertible preferred stock set forth in this Form 10-Q.

          In August 2003 the Company commenced an action in the Federal district court for the southern district of Ohio against PocketScript, LLC for $154,000, representing the unpaid principal amount of a note payable to the Company for advances made to PocketScript while the Company was performing due diligence leading to a potential purchase of PocketScript, which did not occur. In what the Company believes to be essentially a negotiating tactic to obtain a more favorable settlement in the Company's case, the individuals who were owners of an entity that was an owner of PocketScript filed an action on September 15, 2003 against the Company and against Darryl Cohen, our CEO, personally, in the Court of Common Pleas, Hamilton County, Ohio. The Company was served on October 27, 2003. This action alleges breach of contract and claims $850,000 of damages, and also alleges fraud and claims $1 million of "compensatory" damages and $3 million of punitive damages. The Company believes that this action is entirely without merit and it intends to defend against it.

Agreements and Leases

          As of October 1, 2003 the Company entered into employment agreements with two executives each for one year terms with automatic one year renewals unless notice of non-renewal is given. Under both agreements the Company or the executive may terminate the agreement without cause by giving a 90-day advance notice. One executive received an option to purchase 500,000 shares of our common stock, half vesting on grant and half vesting equally in eight quarterly installments commencing December 31, 2003. The other executive received an option to purchase 240,000 shares of our common stock vesting equally in eight quarterly installments commencing December 31, 2003. The exercise price of both options was fixed as the closing price of the Company's common stock on the date of grant.

          The Company also entered into an employment agreement with an executive for a period of three years commencing on November 17, 2003 with automatic one year renewals unless notice of non-renewal is given. Under the agreement the Company or the executive may terminate the agreement without cause by giving a 90-day advance notice. The agreement calls for the Company to grant, not later than November 27, 2003, an option to purchase 125,000 shares of our common stock vesting equally in eight quarterly installments commencing December 31, 2003.

          Also in July 2003, the Company's Board of Directors approved the following: (a) an employment agreement with the Company's President and Chief Executive Officer, Darryl R. Cohen, under which Mr. Cohen's base salary for the year beginning July 1, 2003 will be $375,000 (plus certain fringe benefits) with a discretionary bonus potential up to his base salary based on attaining a specified level of gross revenue of the Company during the year ending June 30, 2004; (b) a cash bonus of $150,000 to Mr. Cohen for his services in the year ended June 30, 2003; (c) cash payments for fees to External Affairs, Inc., ("EA"), the Company's investor relations and strategy consultant, of $328,000 for the year beginning July 1, 2003 with a discretionary bonus potential up $275,000 also based on attaining a specified level of gross revenue of the Company during the year ending June 30, 2004; (d) a bonus of $50,000 to EA for the year ended June 30, 2003; and (e) payment of cash fees of $90,000 for the year beginning July 1, 2003 to the Company's chairman, Patrick Jeffries. The two bonus payments for the year ended June 30, 2003 were expensed in the second quarter of 2003 and are reflected as accrued liabilities on the balance sheet as of September 30, 2003. The Board also approved payment of $1,000 to each of the two non-employee directors of the Company (excluding Ms. Joan Herman who declines all compensation relating to her membership on the Board) for each meeting of the Board.

          In July 2003 the Company signed a three-year lease for office space in West Valley City, Utah commencing August 1, 2003 at an annual base rent of $7,000 plus common area maintenance charges of approximately $1,000 per year, plus sales tax.

The Company entered into a three-year lease commencing August 31, 2003 for executive office space in Vero Beach, Florida at an annual base rental of $100,000, plus common area maintenance charges of $0.65 per square foot, other expenses beyond the building standard requested by us and sales tax. We have the option to extend the lease for one three year period. The base rent will increase by 3% on August 31, 2004 for the remainder of the original and, if applicable, option term.

          The Company entered into a three-year lease for office space in Irving, Texas commencing in October 2003 at an annual base rent of $39,600 plus certain additional charges.

9. Subsequent Events

          In October 2003 the Company borrowed $600,000 and $250,000 and issued 10% promissory notes due on November 15, 2003 and December 1, 2003, respectively. These notes are secured by the pledge of one million shares of the Company's common stock owned by Darryl Cohen, the Company's Chairman and CEO, and by 500,000 shares of the Company's common stock owned by Andrew Brown, the Company's President and COO. In connection with these transactions the Company issued warrants expiring in October 2008 to the finder and its designees to purchase a total of 260,000 shares of its common stock at $.01 per share, combined with warrants to purchase in the aggregate 140,000 shares of the Company's common stock at $.01 per share in satisfaction of a finder's fee due on the September Note discussed above. The Black-Scholes valuation of these warrants to purchase 400,000 shares is $176,000, 65% of which will be amortized in the fourth quarter and the balance over the life of the September Note.

          In October 2003 the holders of the Series 3-01, Series 3-02 and Series 3-03 convertible debentures elected to convert them into common stock, and the holder of the Series 3-01 debenture, who received a warrant to purchase 1,500,000 shares of common stock at $.01, also exercised the warrant in a cashless exercise. The Company issued a total of 13,330,743 shares of its common stock, of which 11 million shares were based upon the principal amount of these debentures, 1,476,923 on the exercise of the warrant and the balance of 853,820 shares were issued for interest and due to the delay in the effectiveness of the registration statement applicable to these shares. The value of the 853,820 shares on October 24, 2003, the date of issue, at $.48 per share (the closing price of our common stock on the American Stock Exchange that day), less $33,000 of interest and $105,000 of late effectiveness penalty, both accrued in the third quarter of 2003, is $273,000, and that amount will be charged to expense in October 2003. As a result of the conversion of these debentures, the total unamortized debt discount and issuance costs of $1,439,000 related to these converted debentures as of September 30, 2003 will be charged to expense in the fourth quarter of 2003.

          In September 2003 Joan Herman and Guy Scalzi resigned as directors of the Company and the options granted to Mr. Scalzi to purchase 200,000 shares of our common stock at $.25 on July 10, 2003, were forfeited with no accounting impact to the Company. Ms. Herman had declined to accept any options for her service on the Board. On October 7, 2003 Andrew Brown, David Friedensohn, J. D. Kleinke and Jeffrey A. Stahl, MD, were elected as directors. Each of them were granted an option to purchase 200,000 shares of common stock of the Company, vesting in one year if they are still serving as a director at that time, at an exercise price of $.50 per share, the closing price of the Company's common stock on the American Stock Exchange that day.

          On October 9, 2003 Patrick Jeffries resigned as Chairman of the Board of the Company and the next day the Board elected Darryl Cohen as Chairman in his place, in addition to Mr. Cohen's duties as the Company's Chief Executive Officer. At the same meeting the Board elected Andrew Brown, formerly serving the Company as a consultant, to become its President and Chief Operating Officer. The various options and restricted stock granted to Mr. Jeffries on July 10, 2003, vested in full upon his resignation. The value of these options at date of full vesting, in excess of amounts charged to expense in the third quarter of 2003 was $826,000, and that amount will be charged to expense in the fourth quarter of 2003. The value of the options granted to Mr. Brown while he was a consultant to the Company, in excess of the amounts charged to expense in the third quarter of 2003 was $141,000 and that amount will be charged to expense, along with any amounts he earns as President and Chief Operating Officer during the fourth quarter of 2003.

          At its October 2, 2003 meeting, the Board awarded six employees and one consultant options to purchase a total of 1,100,000 shares of Common Stock at exercise prices equal to the closing price of our common stock on the American Stock Exchange on date of grant.

          In October 2003 the Company purchased 75 shares of its 1999 series C convertible preferred stock, representing all of the remaining outstanding shares of such series, and issued 150,000 shares of its common stock in exchange therefore. This transaction will be treated as a capital transaction with no net value being recorded in equity; however, the fair value of the common shares issued in excess of the carrying value of the preferred shares will be accounted for as a dividend to the affected equity holders during the fourth quarter of 2003.

          In October 2003 the Board, subject to shareholder approval, adopted the 2004 Stock Incentive Plan and the 2003 Consultants Stock Option, Stock Warrant and Stock Award Plan under which 15,000,000 and 5,000,000 shares of common stock, respectively, have been reserved for issuance.

          On November 5, 2003 the Company sold a $1,000,000 7% convertible debenture that matures on April 30, 2005, but the holder may require the Company to redeem it after March 31, 2004 at a price that would reflect any increase in the market price of our common stock above the conversion price. The debenture is convertible into common stock at $.25 per share while the closing price of our common stock on the American Stock Exchange on November 5, 2003 was $.66 and, therefore, this debenture was issued with an in-the-money conversion feature. The Company reserved 8,000,000 shares of its common stock pursuant to this debenture.

          On November 7, 2003 the Company sold $3,000,000 of its 7% convertible promissory notes to two buyers, these notes being convertible at $.25 per share and also issued warrants to purchase 600,000 shares of common stock at $1.00 per share to the buyers. Finders were paid $200,000 in cash and received 7% convertible debentures in the face amount of $200,000 convertible into common stock at $.25 per share. The closing price of our common stock on the American Stock Exchange on November 7, 2003 was $.77 and therefore these notes and debentures were issued with in-the-money conversion features. The Company reserved 26,400,000 shares of its common stock pursuant to these notes, warrants and debentures.

          On November 7, 2003 the Company completed the purchase of substantially all of the tangible and intangible assets, and assumed certain liabilities (such liabilities at June 30, 2003 approximated $249,000), of the Frontline Physicians Exchange and Frontline Communications divisions of The Duncan Group, Inc. The Company (a) paid $1,567,000 in cash at the closing, (b) $500,000 worth of its common stock (approximately 916,000 shares) the resale value of which is guaranteed to the sellers under certain conditions, (c) $1,500,000 worth of its common stock (approximately 2,547,000 shares) that will be delivered to the sellers only if the revenue of the acquired business exceeds $1 million for all of 2003, (d) a royalty equal to 15% of the gross revenue of the business during 2003 and 2004, (e) up to an additional $1,500,000 worth of common stock based on the number of physician offices that are active customers of the seller who adopt the Company's technology and generate certain revenues to the Company, and (f) an additional $1 million of common stock if the average annual revenue of the acquired business for the calendar years 2003 and 2004 equals or exceeds $1,500,000.

10. Restatement of First Quarter of 2003

          As reported in the Form 10-Q as of and for the quarter ended June 30, 2003, the Company made certain adjustments to correct its first quarter 2003 financial statements during the second quarter of 2003. The effect of these adjustments have been included in the balances as of and for the nine months ended September 30, 2003. The financial statement effect of all of the adjustments on the first quarter of 2003 is summarized below. The Company intends to file a restated quarterly report on Form 10-Q as of and for the quarter ended March 31, 2003 shortly.

For the three-month period ending March 31, 2003:

Loss from continuing operations and net loss, as reported	$(2,457,000)
Loss from continuing operations and net loss, as restated	$(2,447,000)

Loss from continuing operations and net loss applicable to common stockholders	$(3,580,000)

Basic and diluted loss per common share, as reported	$(.03)
Basic and diluted loss per common share, as restated	$(.05)

As of March 31, 2003:

Accumulated deficit, as reported	$(45,031,000)
Accumulated deficit, as restated	$(45,021,000)

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

Forward-Looking Statements and Associated Risks

          To the extent that any statements made in this report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as "expects," "plans," "will," "may," "anticipates," "believes," "should," "intends," "estimates," and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements.  Such risks and uncertainties include, without limitation, our ability to raise capital to finance the development of our Internet services and related software, the effectiveness, profitability and the marketability of those services, our ability to protect our proprietary information and to retain and expand our user base, the establishment of an efficient corporate operating structure as we grow and other risks detailed from time-to-time in our filings with the Securities and Exchange Commission. We do not undertake any obligation to publicly update any forward-looking statements.

          We have incurred and reported net losses of ($9,014,000), ($10,636,000) and ($5,416,000) for the years ended December 31, 2002, 2001, and 2000, respectively, and a net loss of ($10,387,000) for the nine months ended September 30, 2003. At September 30, 2003, we had an accumulated deficit of ($53,573,000). These losses and negative operating cash flow have caused our accountants to include a "going concern" qualification in their report in connection with their audit of our financial statements for the year ended December 31, 2002.  . We believe that we can continue to sell our securities to raise the cash needed to continue operating until cash flow from operations can support our business, but there can be no assurance that we will be able to do so.

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

          We expect to continue to experience losses, in the near term, until such time as our technology can be successfully deployed with physicians and produce revenue. The continuing development, marketing and deployment of our technology will depend upon our ability to obtain additional financing. Our technology is in the development stage and has not generated any recurring revenues to date. We are funding our operations now through the sale of our securities. There can be no assurance that additional investments or financings will be available to us on favorable terms, or at all, as needed to support the development and deployment of our technology. Failure to obtain such capital on a timely basis could result in lost business opportunities, the sale of our technology at a distressed price or the financial failure of our Company. We currently have 400,000,000 shares of common stock authorized for issuance under our certificate of incorporation, and as of September 30, 2003, had 96,227,565 outstanding shares of common stock and 61,250,428 shares of common stock reserved for issuance under options, warrants and shares of our convertible preferred stock and convertible debentures outstanding on such date.

          We may not be able to retain our listing on the American Stock Exchange. The American Stock Exchange has not notified us of any listing concerns. However, should our common stock trade at a low price for a substantial period of time or should the American Stock Exchange consider our circumstances for continued listing in a negative light, we may not be able to retain our listing. The American Stock Exchange has certain listing requirements in order for the Company to continue to have its common stock traded on this exchange. Although the American Stock Exchange does not identify a specific minimum price per share that the Company's stock must trade above or any other rigid standards compelling delisting, the Company may risk delisting if its common stock trades at a low price per share for a substantial period of time or if it fails to meet the financial condition, result of operations, market capitalization or other financial or non-financial standards considered by the American Stock Exchange. Trading in our common stock after a delisting, if any, would likely be conducted in the over-the-counter markets in the so-called "pink sheets" or on the National Association of Securities Dealers' Electronic Bulletin Board. As a consequence of a delisting our shareholders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock and our common stock would become substantially less attractive as collateral for margin and purpose loans, for investment by financial institutions under their internal policies or state investment laws or as consideration in future capital raising transactions.

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

          The market for our connectivity products in the healthcare information systems has been slow to develop due to the large number of practitioners who are resistant to change, as well as the financial investment and workflow interruptions associated with change, particularly in a period of rising pressure to reduce costs in the marketplace. We are currently devoting significant resources toward the development of products. There can be no assurance that we will successfully complete the development of these products in a timely fashion or that our current or future products will satisfy the needs of the healthcare information systems market. There can be no assurance that products or technologies developed by others will not adversely affect our competitive position or render our products or technology noncompetitive or obsolete.

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

          As of September 30, 2003, we had 96,227,565 shares of common stock outstanding. As of that date, approximately 61,250,428 shares were issuable upon the exercise of options, warrants or other rights, and the conversion of preferred stock and convertible debentures then outstanding. Most of these shares will be immediately saleable upon exercise or conversion under registration statements we have filed with the SEC. The exercise prices of options, warrants or other rights to acquire common stock presently outstanding range from $0.01 per share to $4.97 per share. During the respective terms of the outstanding options, warrants, preferred stock and other outstanding derivative securities, the holders are given the opportunity to profit from a rise in the market price of the common stock, and the exercise of any options, warrants or other rights may dilute the book value per share of the common stock and put downward pressure on the price of the common stock. The existence of the options, conversion rights, or any outstanding warrants may adversely affect the terms on which we may obtain additional equity financing. Moreover, the holders of such securities are likely to exercise their rights to acquire common stock at a time when we would otherwise be able to obtain capital on terms more favorable than could be obtained through the exercise or conversion of such securities.

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

Revenue Recognition

          The Company will recognize revenue only when it has completed all of its obligations to the customer and is entitled to payment from the customer. The Company, at its stage of development, has not earned recurring revenues from the sale of its technology. The Company did not earn or recognize recurring revenue in the quarter ended September 30, 2003 from the use of its software; however, the Company signed an agreement with a client providing for $10,000 of sign-up fees and possible additional revenues in connection with the introduction of our e-prescribing software to physician customers of the client. The Company is recognizing the sign-up fees ratably during the period in which it expects to introduce the software to physicians. Additional revenue will not be recognized until it is earned and due under the terms of the agreement.

Intangibles

          Intangibles represent acquisition costs in excess of the fair value of net tangible assets of businesses purchased. In conjunction with our adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), we evaluate our goodwill annually for impairment, or earlier if indicators of potential impairment exist. The determination of whether or not goodwill or other intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting units. Changes in our strategy and or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets. The Company will continue to evaluate its goodwill for impairment on an annual basis or sooner if indicators of potential impairment exist.

Long-lived Assets

          With the exception of goodwill, long-lived assets such as property and equipment, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and their eventual disposition is less than their carrying amount. Impairment, if any, is assessed using discounted cash flows. During the nine months ended September 30, 2003, no such impairment losses were recognized.

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

Recently Issued Accounting Pronouncements

          In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity ("SFAS 150"), which is effective for the first interim period beginning after June 15, 2003, with the exception of certain provisions which the FASB has deferred.. SFAS 150 establishes standards for the Company's classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The Company believes the adoption of SFAS 150 will not have a material effect on the Company's consolidated financial statements.

          In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure ("SFAS 148"), an amendment to SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which provides alternatives for companies electing to account for stock-based compensation using the fair value criteria established by SFAS 123. The Company intends to continue to account for stock-based compensation under the provisions of the Accounting Principles Board's Option No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), but has provided the required disclosures of SFAS 123 and SFAS 148.

Results of Operations

Comparison of the three months ended September 30, 2003 to the three months ended September 30, 2002

          At present we are not receiving recurring revenue from the sale of our products. The revenue recorded in the 2003 period was related to the ratable recognition of sign-up fees in connection with the agreement entered into with a client during the period. No revenue was recognized in the 2002 quarter.

          Software and technology costs totaled $789,000 during the quarter ended September 30, 2003, representing a $636,000 increase over the prior year's spending of $153,000. Effective December 31, 2002, the Company no longer capitalized its software development expenses as it considered its technology to be marketable. Software development costs of $147,000 were capitalized in the 2002 period. Software and technology costs for the three months ended September 30, 2003 reflected an increase in personnel costs of approximately $79,000 and higher consulting and technical licensing costs of $226,000, legal expenses of $60,000 and other expenses of $124,000. Higher personnel and consulting costs were incurred to support the development of the Company's technology.

          Selling, general, and administrative expenses totaled $4,134,000 during the quarter ended September 30, 2003, versus $1,525,000 in the comparable period last year. The increase of $2,609,000 is primarily accounted for by the write off of $462,000 related to advances for development of technology (see note 2, Acquisition of Assets), an increase in advertising and promotion costs of approximately $636,000, an increase in travel related costs of $185,000 and personnel related costs of $164,000, consulting costs of $543,000, accounting and legal fees of $241,000 and the value of options to directors of $237,000. Consulting expenses increased due to spending to develop marketing relationships in newly defined market segments as well as general consulting.

          Other income (expense) reflects a net expense of $138,000 in the 2003 period, in comparison with an expense of $11,000 in the 2002 quarter, largely caused by an increase in interest expense. Financing costs of $364,000 were charged to the 2003 quarter resulting from the sale of the Notes while the 2002 period only had a charge of $43,000.

          Net loss for the three months ended September 30, 2003 was $5,424,000 as compared with a net loss of $1,732,000 for the three months ended September 30, 2002.

          The three months ended September 30, 2003 was also impacted by a deemed disproportionate dividend caused by the modification of warrants held by purchasers of our common stock. The Black-Scholes value of that modification was $113,000 and is reflected as an increase in net loss applicable to common stockholders and basic and diluted loss per share.

Comparison of the nine months ended September 30, 2003 to the nine months ended September 30, 2002

          It was determined that deferred revenue of $173,000 at the end of 2002 should have been recognized in the first quarter of 2003. This amount is now therefore reflected in the nine months ended September 30, 2003.

          Software and technology costs for the 2003 nine-month period were $1,980,000 as compared to $533,000 for the nine months ended September 30, 2002. The increase was $1,447,000. Effective December 31, 2002, the Company no longer capitalized its software development expenses as it considered its technology to be marketable. Software development costs of $521,000 were capitalized in the 2002 period. Personnel costs increased by $170,000, consulting costs by $421,000, legal fees by $165,000 and other expenses by a net of $170,000, in the 2003 period over the prior comparable period.

          Selling, general and administrative expenses for the nine months ended September 30, 2003 were $7,811,000 compared to $3,885,000 for the first nine months of 2002. This increase of $3,926,000 is largely due to the write off of $462,000 related to advances for development of technology, increases of advertising and marketing of $758,000, of personnel costs of $187,000, of travel and related costs of $462,000, of consulting fees of $886,000, of accounting and legal costs of $495,000 and the value of options to directors of $237,000.

          In addition, we entered into an agreement to acquire PocketScripts, LLC in December 2002 and the agreement was terminated in March 2003. Costs associated with the terminated acquisition amount to $142,000 and relate to the write-off of certain expenses associated with that potential acquisition.

          Other income (expense), including interest expense, for the nine months ended September 30, 2003 was an expense of $129,000 compared to an expense of $64,000 in the 2002 nine-month period. Financing costs increased by $253,000 in the 2003 nine-month period compared to the nine months ended September 30, 2002.

          The nine months ended September 30, 2003 was also impacted by a deemed disproportionate dividend caused by the modification in the first quarter of 2003 of warrants held by certain warrant holders and in the third quarter of warrants held by certain purchasers of our common stock. The Black-Scholes value of those modifications was $1,246,000 and is reflected as an increase in net loss applicable to common stockholders and basic and diluted loss per share.

          Our net loss for the nine months ended September 30, 2003 was $10,387,000 compared to $4,718,000 for the first nine months of 2002.

Liquidity and Capital Resources

          As of September 30, 2003 the Company has $31,000 in cash and a net working capital deficit of $3,602,000. During the nine months ended September 30, 2003, our cash and cash equivalents decreased by $1,338,000. Net cash used in operating activities was $7,575,000 reflecting our net loss of $10,360,000. During the nine months ended September 30, 2003, net cash used in investing activities was $460,000.

          During the nine months ended September 30, 2003, the Company raised $6,697,000, net, from financing activities; reflecting $3,180,000 from the issuance of common stock net of cash offering costs of $169,000, $773,000 from the exercise of options and warrants, and $2,833,000 from the sale of the Notes. These financing amounts were partially offset by principal payments on debt of $89,000.

          We are currently funding our operations through the sale of our securities, and continued to do so in the fourth quarter of 2003. We also funded the Frontline acquisition through a sale of securities. See note 9, Subsequent Events. Under our financing agreements, when we sell securities convertible into our common stock we are required to register those securities so that the holder will be free to sell them in the open market. There can be no assurance that additional investments or financings will be available to us on favorable terms, or at all, as needed to support the development and deployment of our technology. Failure to obtain such capital on a timely basis could result in lost business opportunities, the sale of our technology at a distressed price or the financial failure of our Company. See "Forward Looking Statements and Associated Risks".

Subsequent Events

          In October 2003 the Company borrowed $600,000 and $250,000 and issued 10% promissory notes due on November 15, 2003 and December 1, 2003, respectively. These notes are secured by the pledge of one million shares of the Company's common stock owned by Darryl Cohen, the Company's Chairman and CEO, and by 500,000 shares of the Company's common stock owned by Andrew Brown, the Company's President and COO. In connection with these transactions the Company issued warrants expiring in October 2008 to the finder and its designees to purchase a total of 260,000 shares of its common stock at $.01 per share, combined with warrants to purchase in the aggregate 140,000 shares of the Company's common stock at $.01 per share in satisfaction of a finder's fee due on the September Note discussed above. The Black-Scholes valuation of these warrants to purchase 400,000 shares is $176,000, 65% of which will be amortized in the fourth quarter and the balance over the life of the September Note.

          In October 2003 the holders of the Series 3-01, Series 3-02 and Series 3-03 convertible debentures elected to convert them into common stock, and the holder of the Series 3-01 debenture, who received a warrant to purchase 1,500,000 shares of common stock at $.01, also exercised the warrant in a cashless exercise. The Company issued a total of 13,330,743 shares of its common stock, of which 11 million shares were based upon the principal amount of these debentures, 1,476,923 on the exercise of the warrant and the balance of 853,820 shares were issued for interest and due to the delay in the effectiveness of the registration statement applicable to these shares. The value of the 853,820 shares on October 24, 2003, the date of issue, at $.48 per share (the closing price of our common stock on the American Stock Exchange that day), less $33,000 of interest and $105,000 of late effectiveness penalty, both accrued in the third quarter of 2003, is $273,000, and that amount will be charged to expense in October 2003. As a result of the conversion of these debentures, the total unamortized debt discount and issuance costs of $1,439,000 related to these converted debentures as of September 30, 2003 will be charged to expense in the fourth quarter of 2003.

          In September 2003 Joan Herman and Guy Scalzi resigned as directors of the Company and the options granted to Mr. Scalzi to purchase 200,000 shares of our common stock at $.25 on July 10, 2003, were forfeited with no accounting impact to the Company. Ms. Herman had declined to accept any options for her service on the Board. On October 7, 2003 Andrew Brown, David Friedensohn, J. D. Kleinke and Jeffrey A. Stahl, MD, were elected as directors. Each of them were granted an option to purchase 200,000 shares of common stock of the Company, vesting in one year if they are still serving as a director at that time, at an exercise price of $.50 per share, the closing price of the Company's common stock on the American Stock Exchange that day.

          On October 9, 2003 Patrick Jeffries resigned as Chairman of the Board of the Company and the next day the Board elected Darryl Cohen as Chairman in his place, in addition to Mr. Cohen's duties as the Company's Chief Executive Officer. At the same meeting the Board elected Andrew Brown, formerly serving the Company as a consultant, to become its President and Chief Operating Officer. The various options and restricted stock granted to Mr. Jeffries on July 10, 2003, vested in full upon his resignation. The value of these options at date of full vesting, in excess of amounts charged to expense in the third quarter of 2003 was $826,000, and that amount will be charged to expense in the fourth quarter of 2003. The value of the options granted to Mr. Brown while he was a consultant to the Company, in excess of the amounts charged to expense in the third quarter of 2003 was $141,000 and that amount will be charged to expense, along with any amounts he earns as President and Chief Operating Officer during the fourth quarter of 2003.

          At its October 2, 2003 meeting, the Board awarded six employees and one consultant options to purchase a total of 1,100,000 shares of Common Stock at exercise prices equal to the closing price of our common stock on the American Stock Exchange on date of grant.

          In October 2003 the Company purchased 75 shares of its 1999 series C convertible preferred stock, representing all of the remaining outstanding shares of such series, and issued 150,000 shares of its common stock in exchange therefore. This transaction will be treated as a capital transaction with no net value being recorded in equity; however, the fair value of the common shares issued in excess of the carrying value of the preferred shares will be accounted for as a dividend to the affected equity holders during the fourth quarter of 2003.

          In October 2003 the Board, subject to shareholder approval, adopted the 2004 Stock Incentive Plan and the 2003 Consultants Stock Option, Stock Warrant and Stock Award Plan under which 15,000,000 and 5,000,000 shares of common stock, respectively, have been reserved for issuance.

          On November 5, 2003 the Company sold a $1,000,000 7% convertible debenture that matures on April 30, 2005, but the holder may require the Company to redeem it after March 31, 2004 at a price that would reflect any increase in the market price of our common stock above the conversion price. The debenture is convertible into common stock at $.25 per share while the closing price of our common stock on the American Stock Exchange on November 5, 2003 was $.66 and, therefore, this debenture was issued with an in-the-money conversion feature. The Company reserved 8,000,000 shares of its common stock pursuant to this debenture.

          On November 7, 2003 the Company sold $3,000,000 of its 7% convertible promissory notes to two buyers, these notes being convertible at $.25 per share and also issued warrants to purchase 600,000 shares of common stock at $1.00 per share to the buyers. Finders were paid $200,000 in cash and received 7% convertible debentures in the face amount of $200,000 convertible into common stock at $.25 per share. The closing price of our common stock on the American Stock Exchange on November 7, 2003 was $.77 and therefore these notes and debentures were issued with in-the-money conversion features. The Company reserved 26,400,000 shares of its common stock pursuant to these notes, warrants and debentures.

          On November 7, 2003 the Company completed the purchase of substantially all of the tangible and intangible assets, and assumed certain liabilities (such liabilities at June 30, 2003 approximated $249,000), of the Frontline Physicians Exchange and Frontline Communications divisions of The Duncan Group, Inc. The Company (a) paid $1,567,000 in cash at the closing, (b) $500,000 worth of its common stock (approximately 916,000 shares) the resale value of which is guaranteed to the sellers under certain conditions, (c) $1,500,000 worth of its common stock (approximately 2,547,000 shares) that will be delivered to the sellers only if the revenue of the acquired business exceeds $1 million for all of 2003, (d) a royalty equal to 15% of the gross revenue of the business during 2003 and 2004, (e) up to an additional $1,500,000 worth of common stock based on the number of physician offices that are active customers of the seller who adopt the Company's technology and generate certain revenues to the Company, and (f) an additional $1 million of common stock if the average annual revenue of the acquired business for the calendar years 2003 and 2004 equals or exceeds $1,500,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          We do not hold or engage in transactions with market risk sensitive instruments.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          Our management, including our chief executive officer and chief financial officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2003, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

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

          During the quarter ended September 30, 2003 the Company was in default in the payment of severance obligations under separation agreements with two former executive officers. On June 3, 2003 these two former executive officers, John Prufeta and Patricia Minicucci, commenced a lawsuit against the Company by filing a Complaint in the Supreme Court of the State of New York for Nassau County (Index No. 03--008576), in which they alleged that the Company breached these separation agreements entered into in December 2002, and that the Company failed to repay amounts loaned by Mr. Prufeta to the Company. On July 15, 2003, the Company paid in full the amounts so loaned together with interest, without admitting the claimed default. The Company intends to honor its future severance obligations to these two former executives and has commenced negotiations with the plaintiffs to settle the dispute amicably and to have them withdraw the Complaint without prejudice as an indication of good faith in the settlement negotiations. The Complaint was served on the Company on July 23, 2003. The Company believes that any settlement of this matter will not substantially increase the liabilities reflected on the Company's balance sheet dated September 30, 2003 included in this Form 10-Q or the number of shares reserved for issuance under existing options, warrants or convertible preferred stock set forth in this Form 10-Q.

          In August 2003 the Company commenced an action in the Federal district court for the southern district of Ohio against PocketScript, LLC for $154,000, representing the unpaid principal amount of a note payable to the Company for advances made to PocketScript while the Company was performing due diligence leading to a potential purchase of PocketScript, which did not occur. In what the Company believes to be essentially a negotiating tactic to obtain a more favorable settlement in the Company's case, the individuals who were owners of an entity that was an owner of PocketScript filed an action on September 15, 2003 against the Company and against Darryl Cohen, our CEO, personally, in the Court of Common Pleas, Hamilton County, Ohio. The Company was served on October 27, 2003. This action alleges breach of contract and claims $850,000 of damages, and also alleges fraud and claims $1 million of "compensatory" damages and $3 million of punitive damages. The Company believes that this action is entirely without merit and it intends to defend against it.

Item 2. Changes in Securities and Use of Proceeds

          Set forth below are the unregistered sales of securities by the Company for the quarter reported on. See also Notes 5 (Notes) and 6 (Equity Transactions) above.

Security Issued	Date	Face Amount or Number of Shares	Consideration	Purchasers	Exemption Claimed
Common Stock and Warrants covering Common Stock	July 2003	2,362,500 1,181,250 under warrants	$472,000	A total of 8 accredited investors	Section 4(2)*
Notes and Warrant	July 2003	$1,000,000 1,000,000 shares	$1,000,000	Two acredited investors	Section 4(2)*
Common Stock and Warrants covering Common Stock	August 2003	3,500,000 1,750,000 under warrants	$700,000	A total of 11 accredited investors	Section 4(2)*
Common Stock and Warrants covering Common Stock	September 2003	1,575,000 787,500 under warrants	$315,000	A total of 7 accredited investors	Section 4(2)*
Note and warrant	September 2003	$400,000 173,913	$400,000	One accredited investor	Section 4(2)*

* The Company issued the identified securities in private placement transactions to accredited investors who invested in the Company. The

12,330,163 shares of common stock including those covered by warrants were not registered under the Securities Act of 1933 (the "Act") for purposes of the initial issuance of the shares to the investors. For purposes of the initial issuance, the Company relied upon the exemption from registration afforded by Section 4(2) of the Act. To support such exemption the investors made various investment representations to the Company and the certificates representing the warrants and the shares of common stock bore a restrictive legend.

Item 6. Exhibits and Reports on Form 8-K

a.  Exhibits

          Included as exhibits are the items listed on the Exhibit Index. The Registrant will furnish a copy of any of the exhibits listed below upon payment of $5.00 per exhibit to cover the costs to the Registrant of furnishing such exhibit.

b.  Reports on Form 8-K during the quarter reported on:

1.	Form 8-K dated July 1, 2003, reporting in Item 5 a statement of potential impact on the Company's business of the pending Prescription Drug and Medicare Modernization Act of 2003.
2.

Form 8-K dated July 10, 2003, reporting under Item 5 that we announced the signing of a letter of intent with Duncan Group, Inc., to acquire the portion of its assets known and operated as Frontline Physicians Exchange and Frontline Communications.

3.

Form 8-K dated July 17, 2003, reporting under Item 5, that on July 17, 2003, we entered into an agreement with Express Scripts, Inc. pursuant to which, among other things, we will, for a fee, provide a program to physicians and other healthcare professionals authorized to write prescriptions that will make prescription benefit information available at the point of prescribing and will permit the healthcare professional to write electronic prescriptions to be delivered electronically to the pharmacy of their patient's choice for fulfillment.

4.

Form 8-K dated July 25, 2003, reporting under Item 5 that we entered into an agreement with Laboratory Corporation of America Holdings ("LabCorp") pursuant to which, among other things, we will, for a fee, receive laboratory test orders from healthcare providers for electronic transmission to LabCorp and receive by electronic transmission from LabCorp laboratory test results for pickup by the ordering healthcare provider.

5.

Form 8-K dated August 21, 2003, reporting under Item 5 that on August 22, 2003, we announced that we had contracted to purchase certain technologies intended to permit narrow band multicasting video conferencing over Plain Old Telephone Service (POTS) lines and that, based on this acquisition, we had terminated our previously executed letter of intent to purchase Serca Technologies.

6.	Form 8-K/A filed September 4, 2003, amending a Form 8-K dated June 20, 2003, reporting under Item 4 regarding the change in the Company's auditor.
7.

Form 8-K dated September 10, 2003, reporting under Item 5 that on September 10, 2003, we announced that we had entered into a revenue-generating service agreement with a major pharmacy benefit manager to achieve successful implementation of our Care Point™ technologies to physicians.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, and the undersigned has also signed in his capacity as principal financial officer of the Registrant.

Dated: November 14, 2003

MEDIX RESOURCES, INC. (Registrant) /s/ Arthur L. Goldberg Arthur L. Goldberg Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.1

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

Date: November 14, 2003	/s/ Darryl R. Cohen Darryl R. Cohen Chief Executive Officer

EXHIBIT 31.2

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

Date: November 14, 2003	/s/ Arthur Goldberg Arthur Goldberg Chief Financial Officer

EXHIBIT 32.1

CERTICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Medix Resources, Inc. ( the "Company") on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Darryl R. Cohen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Darryl R. Cohen

Chief Executive Officer

Date: November 14, 2003

EXHIBIT 32.2

CERTICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Medix Resources, Inc. ( the "Company") on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Arthur Goldberg, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Arthur Goldberg

Chief Financial Officer

Date: November 14, 2003