Form 10-Q/A
period 2003-03-31
RAMP CORP
filed 2004-03-30
CIK 890784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number:                        0-24768

MEDIX RESOURCES, INC.

(Exact name of issuer as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	84-123311 (I.R.S. Employer Identification No.)

420 Lexington Avenue, Suite 1830, New York, New York (Address of principal executive offices)	10170 (Zip Code)

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

[X] Yes            [_] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

[_] Yes            [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 2003.

Common Stock, $0.001 par value Class	80,767,065 Number of shares

MEDIX RESOURCES, INC.

INDEX

PART I.            Financial Information

Item 1.            Financial Statements

Consolidated Balance Sheets - March 31, 2003 (Unaudited) and December 31, 2002

Unaudited Consolidated Statements of Operations -- For the Three Months Ended March 31, 2003 and 2002

Unaudited Consolidated Statements of Cash Flows -- For the Three Months Ended March 31, 2003 and 2002

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

SIGNATURES

Index to Exhibits

Restatement of Prior Financial Information

         As previously reported, Medix Resources, Inc., in its Form 10-Q for the quarterly period ended June 30, 2003, made certain adjustments to correct its first quarter 2003 financial statements. The financial statement effect of all of these adjustments on the first quarter is summarized in Footnote 2 to the restated financial statements contained herein.

MEDIX RESOURCES, INC.

Consolidated Balance Sheets

	March 31, 2003 (Unaudited)	December 31, 2002
Assets
Current assets
Cash	$ 38,000	$ 1,369,000
Stock subscription receivable	--	76,000
Note receivable	25,000	--
Prepaid expenses and other	252,000	478,000
Total current assets	315,000	1,923,000

Non-current assets
Property and equipment, net	255,000	265,000
Other non-current assets	139,000	--
Goodwill, net	1,943,000	1,605,000
Total non-current assets	2,337,000	1,870,000

Total assets	$ 2,652,000	$ 3,793,000

Liabilities and Stockholders' Equity
Current Liabilities
Notes payable	$ 189,000	$ 175,000
Accounts payable	1,256,000	961,000
Accounts payable - related parties	115,000	130,000
Accrued expenses	268,000	736,000
Deferred revenue	--	173,000
Total current liabilities	$ 1,828,000	$ 2,175,000

Commitments and contingencies

Stockholders' equity
1996 Preferred stock, 10% cumulative convertible, $1 par value, 488 shares authorized, 155 shares issued, 1 share outstanding, liquidation preference $19,000	--	--
1997 convertible preferred stock, $1 par value, 300 shares authorized, 167.15 share issued, zero shares outstanding	--	--
1999 Series A Convertible preferred stock, $1 par value, 300 shares authorized, 300 share issued, zero shares outstanding	--	--
1999 Series B convertible preferred stock, $1 par value, 2,000 shares authorized, 1,832 shares issued and zero shares outstanding	--	--
1999 Series C convertible stock, $1 par value, 2,000 shares authorized, 1,995 shares issued, 75 and 75 shares outstanding, liquidation preference $75,000 and $75,000	--	--
Common stock, $0.001 par value, 125,000,000 shares authorized, 80,767,065 and 77,160,817 issued and outstanding, respectively	81,000	77,000
Dividends payable with common stock	9,000	9,000
Additional paid-in capital	46,255,000	44,605,000
Accumulated deficit	(45,521,000)	(43,073,000)
Total Stockholders equity	824,000	1,618,000

Total liabilities and stockholders' equity	$ 2,652,000	$ 3,793,000

See notes to unaudited consolidated financial statements

MEDIX RESOURCES, INC.

Unaudited Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2003	2002

Revenues .	$ 173,000	$ 1,000

Costs and expenses
Software and technology costs.	393,000	585,000
Selling, general and administrative expenses.	2,090,000	890,000
Costs associated with terminated acquisition.	142,000	--
Total operating expenses.	2,625,000	1,475,000

Other income (expense).
Other income.	9,000	1,000
Interest expense.	(3,000)	(10,000)
Financing costs.	(1,000)	(203,000)
Total other (expense) income.	5,000	(212,000)
Net loss.	$(2,447,000)	$ (1,677,000)

Disproportionate deemed dividend issued to certain warrant holders	(1,133,000)	--
Net loss applicable to common shareholders	$(3,580,000)	$ (1,677,000)

Basic and diluted weighted average common shares outstanding.	79,181,065	57,861,294

Basic and diluted loss per common share.	$ (0.05)	$ (0.03)

See notes to unaudited consolidated financial statements

MEDIX RESOURCES, INC.

Unaudited Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2003	2002
Cash flows from operating activities
Net loss.	$(2,447,000)	$(1,677,000)

Adjustments to reconcile loss to net cash flows (used in) provided by operating activities:

Deferred revenue.	(173,000)
Depreciation and amortization.	21,000	80,000
Amortization of discount and warrants-convertible debt.	--	70,000
Common stock, options and warrants issued for settlements, consulting services and financing costs.	235,000	149,000
Net changes in assets and liabilities.	56,000	(42,000)
Total adjustments	139,000	257,000
Net cash used in operating activities.	(2,308,000)	(1,420,000)

Cash flows from investing activities
Software development costs incurred.	--	(81,000)
Purchase of property and equipment.	(1,000)	(9,000)
Note receivable.	(25,000)	--
Business acquisition costs, net of cash acquired.	(300,000)	--
Net cash used in investing activities.	(326,000)	(90,000)

Cash flows from financing activities
Proceeds from issuance of debt and notes payable.	--	1,000,000
Principal payments on debt and notes payable.	(68,000)	(77,000)
Issuance of preferred and common stock, net of offering costs.	1,209,000	882,000
Proceeds from the exercise of options and warrants.	162,000	4,000
Net cash provided by financing activities.	1,303,000	1,809,000

Net increase (decrease) in cash.	(1,331,000)	299,000
Cash - beginning of period	1,369,000	8,000
Cash - end of period	$38,000	$307,000

Non-cash and investing and financing activities for the three months ended March 31, 2003:

Issuance and modification of certain options and warrants valued at $72,000 for services provided.

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

See notes to unaudited consolidated financial statements

MEDIX RESOURCES, INC.

Notes to Unaudited Consolidated Financial Statements

         1.               Summary Of Significant Accounting Policies

         The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented.  They comply with Regulation S-X and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required under generally accepted accounting principles for complete financial statements. The consolidated balance sheet as of December 31, 2002 has been derived from audited financial statements. The unaudited consolidated financial statements contained herein should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended December 31, 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2003 or for any other interim period in the fiscal year ending December 31, 2003.

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company has experienced recurring losses and has a working capital deficit, which raise substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Management continues to pursue fund-raising activities, including private placements, so as to continue funding the Company's operations.

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

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure ("SFAS 148"), an amendment to SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), which provides alternatives for companies electing to account for stock-based compensation using the fair value criteria established by SFAS 123 and requires certain incremental disclosures. The Company intends to continue to account for stock-based compensation under the provisions of the Accounting Principles Board's Opinion No. 25, Accounting for Stock Issued to Employees ("APB No. 25"), but has provided the required disclosures under SFAS 123 and SFAS 148.

2.      Restatement of First Quarter of 2003

         As previously reported, the Company, in its Form 10-Q for the quarterly period ended June 30, 2003, made certain adjustments to correct its first quarter 2003 financial statements.  The financial statement effect of all of these adjustments on the first quarter are summarized as follows:

         Deferred Revenue

         The Company recognizes revenue when it has completed all of its obligations to the customer and is entitled to payment from the customer. The Company, at its stage of development, has not earned recurring revenues from the sale of its technology; it has, however, entered into two agreements to make custom changes to its technology to meet the special needs of two unrelated third parties which agreements generated a total of $173,000 for the Company.  This revenue was originally deferred at December 31, 2002, and the Company did not recognize such revenue in the quarter ended March 31, 2003. However, this deferred revenue was, upon management's re-examination in 2003, determined to have been recognizable as of March 31, 2003 as there were no further obligations on the Company's part related to those agreements. Accordingly, this amount has been recorded in revenue in the quarter ended March 31, 2003.

         Warrants

         Between October 2002 and March 2003, the Company issued warrants to certain consultants to purchase a total of approximately 266,000 shares of common stock at prices between $0.50 and $0.70 per share.  The Company previously did not recognize the appropriate amount of compensation charges associated with the vested portion of these warrants during the first quarter of 2003, and thus is restating its financial statements to reflect a catch-up adjustment of $75,000 to Selling, general and administrative expenses for amounts associated with the three-month period ended March 31, 2003.

         During the first quarter of 2003, the Company modified certain warrants previously issued in connection with its Series C Preferred Stock and other financing transactions.  The Company previously did not give any accounting recognition to these modifications, and thus is restating its financial statements to reflect $1,133,000 disproportionate dividends to certain shareholders and a $88,000 noncash compensation charge associated with certain of these warrant modifications.  Warrants to exercise a total of approximately 3,450,000 shares were modified to extend the periods in which they could be exercised.  Additionally, of this group of warrants, those representing approximately 172,000 shares were modified to reduce their exercise prices from a range of $0.80 - $1.75, to a new exercise price of $0.50. The Company also exchanged warrants to purchase 1,555,283 shares for warrants to purchase 1,305,283 shares of common stock at a lower exercise price of $0.50. The Company did not receive any consideration from the holders of the warrants.  The original convertible equity and debt instruments with which these warrants were issued had substantially been converted at the warrant modification dates.  The exchange, valued at $1,133,000, was treated as a capital transaction with no net value being recorded to equity.

         These modifications were primarily made to increase the likelihood of the holders exercising such warrants.  Additionally, the above-noted warrants with changes to both exercise periods and prices were made to compensate investors who had rendered non-employee services (which was not contemplated at the original issue dates) subject to the approval of the Board of Directors, which took place during the first quarter of 2003. As such, the majority of the value of these modifications has been accounted for as a deemed disproportionate dividend to the affected warrant holders during the three-month period ended March 31, 2003.  The portion related to non-employee service ($88,000), however, has been reflected in Selling, general and administrative expenses for the three-month period ended March 31, 2003.

         The Company has applied the modification principles in SFAS 123, using the Black-Scholes model to determine the value of these changes in warrants.

         The financial statement effect of all of the above-mentioned adjustments on the first quarter of 2003 is summarized as follows:

For the three-month period ending March 31, 2003:

Net loss, as reported	$ (2,457,000)
Plus: deferred revenues recognized	173,000
Less: warrants issued to, or modified for, consultants	(163,000)
Net loss, as restated	$ (2,447,000)

Less: deemed dividend in connection with warrant modifications	(1,133,000)
Net loss applicable to common stockholders	$ (3,580,000)
Basic and diluted loss per common share, as reported	$(.03)
Basic and diluted loss per common share, as restated	$(.05)

As of March 31, 2003:
Accumulated deficit, as reported	$(45,531,000)
Accumulated deficit, as restated	$(45,521,000)

         3.               Acquisitions

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

The aggregate purchase price was $348,000, including $300,000 of cash and 100,000 shares of common stock valued at $48,000. The purchase price was preliminarily allocated to the assets purchased based on the fair market values at the date of acquisition as follows:

Computer equipment	$10,000
Goodwill	338,000
$348,000

The Company is in the process of valuing the acquired assets and thereafter will finalize this purchase price allocation.

Costs associated with terminated acquisitions amount to $142,000 during the current quarter, and relate to the write-off of certain expenses associated with the PocketScripts acquisition. We entered into an agreement to acquire PocketScripts, LLC in December 2002; the agreement was terminated in March 2003.

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

4.               Goodwill

         Total Net Goodwill at March 31, 2003 includes $1,605,000 related to Goodwill acquired through the Cymedix acquisition. The balance of $338,000 relates to the March 2003 acquisition of assets formerly owned by ePhysician, Inc., based on a preliminary allocation of purchase price, and has been assigned to the same reporting unit as the Cymedix goodwill.

 5.               Equity Transactions

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

6.         Stock Options

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

         The Company has adopted the disclosure-only provisions of SFAS 123.  Accordingly, no compensation cost has been recognized for the stock option plan.  Had compensation cost for the Company's options issued to employees been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, as amended by SFAS 148, the Company's net loss and basic loss per common share would have been changed to the pro forma amounts indicated below:

	For the Three Months Ended March 31,
	2003	2002
Net loss - as reported	$(2,447,000)	$(1,677,000)

Disproportionate deemed dividend issued to certain stockholders.	$(1,133,000)	--

Add fair value of employee compensation expense	(289,000)	(498,000)

Net loss per common share - pro forma	$(3,869,000)	$(2,175,000)
Basic loss per common share - as reported	$ (0.03)	$ (0.03)
Basic loss per common share - pro forma	$ (0.05)	$ (0.04)

 The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	For the Three Months Ended March 31,
	2003	2002
Approximate risk free rate	4.50%	4.50%
Average expected life	5 years	5 years
Dividend yield	0%	0%
Volatility	97%	95%

7.               Related Party Transactions

         During February 2002, the Company repaid an advance from a related party in the amount of $166,000. During the third quarter of 2002, the Company received $130,000 from a related party in the form of a loan. At March 31, 2003, $115,000 of that loan remains outstanding. Payment terms agreed with the related party call for repayment of the loan in May 2003.

8.               Commitments and Contingencies

From time to time, the Company is involved in claims and litigation that arise out of the normal course of business.  Currently, other than as discussed below, there are no pending matters that in management's judgment might be considered potentially material to us.

Tufts Associated Health Plans, Inc. has threatened to commence litigation against us for allegedly breaching the Services and Support Agreement between Tufts and the Company.  Tufts has alleged that because of the termination of the merger agreement between the Company and PocketScripts, the Company is unable to provide the products and services as contemplated by the Services and Support Agreement and is in "material breach" there under. We disagree with Tufts' allegations.  At this time, litigation has not been commenced.

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

We have reported net losses of ($9,014,000), ($10,636,000) and ($5,415,000) for the years ended December 31, 2002, 2001, and 2000, respectively, and a net loss of ($2,447,000) for the three months ended March 31, 2003. At March 31, 2003 we had an accumulated deficit of ($45,521,000). These losses and negative operating cash flow have caused our accountants to include a "going concern" qualification in their report in connection with their audit of our financial statements for the year ended December 31, 2002.

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

The healthcare and medical services industry in the United States is in period of rapid change and uncertainty. Governmental programs have been proposed, and some adopted, from time to time, to reform various aspects of the U.S. healthcare delivery system. Some of these programs contain proposals to increase government involvement in healthcare, lower reimbursement rates and otherwise change the operating environment for our customers. Particularly, HIPAA and the regulations that are being promulgated thereunder are causing the healthcare industry to change its procedures and incur substantial cost in doing so. Although we expect these regulations to have the beneficial effect of spurring adoption of our software products, we cannot predict with any certainty what impact, if any, these and future healthcare reforms might have on our software business.

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

Revenue Recognition

          The Company will recognize revenue only when it has completed all of its obligations to the customer and is entitled to payment from the customer. The Company, at its stage of development, has not earned recurring revenues from the sale of its technology; it has, however, entered into agreements to make custom changes to its technology to meet the special needs of two unrelated third parties.

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

Long-lived Assets

          With the exception of goodwill, long-lived assets such as property and equipment, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and their eventual disposition is less than their carrying amount. Impairment, if any, is assessed using discounted cash flows. During the nine months ended March 31, 2003, no such impairment losses were recognized.

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

Equity Transactions

          In many of our financing transactions, warrants have been issued. Additionally, we issue options and warrants to nonemployees from time to time as payment for services. In all these cases, we apply the principles of SFAS 123 to value these awards, which inherently include a number of estimates and assumptions including stock price volatility factors. We based our estimates and assumptions on the best information available at the time of valuation; however, changes in these estimates and assumptions could have a material effect on the valuation of the underlying instruments.

Recently Issued Accounting Pronouncements

          In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity ("SFAS 150"), which is effective for the first interim period beginning after June 15, 2003, with the exception of certain provisions, which the FASB has deferred. SFAS 150 establishes standards for the Company's classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The Company believes the adoption of SFAS 150 will not have a material effect on the Company's consolidated financial statements.

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

Results of Operations

         The Company recognizes revenue when it has completed all of its obligations to the customer and is entitled to payment from the customer.  The Company, at its stage of development, has not earned recurring revenues from the sale of its technology; it has, however, entered into two agreements to make custom changes to its technology to meet the special needs of two unrelated third parties which agreements generated a total of $173,000 for the Company.  This revenue was originally deferred at December 31,2002, and the Company did not recognize such revenue in the quarter ended March 31, 2003. However, this deferred revenue was, upon management's re-examination in 2003, determined to have been recognizable as of March 31, 2003, as there were no further obligations on the Company's part related to those agreements. Accordingly, this amount has been recorded in revenue in the quarter ended March 31, 2003.

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

         Selling, general, and administrative expenses totaled $2,090,000 during the quarter ended March 31, 2003, versus $890,000 in the comparable period last year. Consulting expenses amounted to $610,000 as the Company increased spending to develop marketing relationships in newly defined market segments, and issued and modified warrants in return for nonemployee services. Fees for legal services amounted to $246,000 and primarily relate to Securities and Exchange Commission registration requirements and activities associated with various business development initiatives. Accounting expenses in the quarter of $240,000 are primarily due to activities in support of Securities and Exchange Commission filings and business development initiatives.

The comparison to prior year is also impacted by corporate advertising initiatives in 2003 ($51,000) and 2002 capitalized software development expenses ($81,000). These increases are somewhat mitigated by lower expenses for occupancy ($80,000) and compensation ($58,000) during the quarter ended March 31, 2003.

Other income/expense reflects a net income of $5,000, which is substantially improved versus the prior year expense of $212,000. The 2002 net expense included $132,000 being recorded for options issued to an officer of the Company for past financial support in addition to a charge for an in-the-money conversion feature valued at $70,000 on a $1,000,000 convertible note payable.

Net loss for the three months ended March 31, 2003 total $ 2,447,000, as compared with a net loss of $1,677,000 for the three months ended March 31, 2002.

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

As of March 31, 2003 the Company has $38,000 in cash and a net working capital deficit of ($1,547,000). During the three months ended March 31, 2003, our cash and cash equivalents decreased by $1,331,000. Net cash used in operating activities was $2,308,000 reflecting our net loss of approximately $2.5 million. During the three months ended March 31, 2003, net cash used in investing activities was $326,000, reflecting the $300,000 paid in connection the ePhysician assets acquisition and the $25,000 note receivable referred to in the prior paragraph.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

We do not hold or engage in transactions with market risk sensitive instruments.

Item 4.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          Our management, including our chief executive officer and chief financial officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2003, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Based upon that evaluation, our chief executive officer and chief financial officer have concluded that as of such date, our disclosure controls and procedures in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

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

Tufts Associated Health Plans, Inc. has threatened to commence litigation against us for allegedly breaching the Services and Support Agreement between Tufts and the Company.  Tufts has alleged that because of the termination of the merger agreement between the Company and PocketScripts, the Company is unable to provide the products and services as contemplated by the Services and Support Agreement and is in "material breach" there under. We disagree with Tufts' allegations.  At this time, litigation has not been commenced.

A party has notified us that it believes our pharmacy product may infringe on patents that it holds. We have retained patent counsel who has made a preliminary investigation and determined that our product does not infringe on the identified patents. At this time no legal action has been instituted.

Item 2. Changes in Securities and Use of Proceeds

Set forth below are the unregistered sales of securities by the Company for the quarter reported on.

Security Issued	Date	Number of Shares	Consideration	Purchasers	Exemption Claimed
Common Stock and Warrants covering Common Stock	January 2003	355,000	$ 162,000	A total of 2 accredited investors	Section 4(2)*

Common Stock and Warrants covering Common Stock	February 2003	6,302,500	$ 1,260,500	A total of 9 accredited investors	Section 4(2)*

Common Stock	March 2003	100,000	Purchase of assets from Comdisco Ventures, Inc. **	1 accredited investor	Section 4(2)

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

** In March 2003, the Company acquired certain assets from Comdisco Ventures, Inc. that were formerly used by ePhysician, Inc. The Company paid $300,000 in cash and issued 100,000 shares of its common stock as consideration for the acquisition.  The 100,000 shares of common stock were not registered under the Securities Act of 1933 (the “Act”) for purposes of the initial issuance of the shares.  For purposes of the initial issuance, the Company relied upon the exemption from registration afforded by Section 4(2) of the Act.  To support such exemption, various investment representations were made to the Company and the certificates representing the shares of common stock bore a restrictive legend.

Item 6.  Exhibits and Reports on Form 8-K

a.            Exhibits

Included as exhibits are the items listed on the Exhibit Index. The Registrant will furnish a copy of any of the exhibits listed below upon payment of $5.00 per exhibit to cover the costs to the Registrant of furnishing such exhibit.

b.            Reports on Form 8-K during the quarter reported on:

·       Form 8-K, dated January 13, 2003, reporting in Item 5 a press release regarding an alliance with PocketScript, LLC and Research in Motion;

·       Form 8-K, dated January 21, 2003, reporting in Item 5 a press release regarding an alliance with PocketScript, LLC and Blue Cross Blue Shield of Massachusetts;

·       Form 8-K, dated February 3, 2003, filing a copy of the Merger Agreement between the Company and PocketScript, LLC;

·       Form 8-K, dated February 6, 2003, reporting in Item 5 a press release regarding an initiative between the Company and Tufts Health Plans;

·       Form 8-K, dated February 10, 2003, reporting in Item 5 a press release regarding a pilot program between the Company and Group Health Incorporated;

·       Form 8-K, dated March 6, 2003, reporting in Item 5 press releases regarding the Company's acquisition of assets formerly used by ePhysician, Inc., and the termination of the Merger Agreement between the Company and PocketScript, LLC; and

·       Form 8-K, dated March 17, 2003, reporting in Item 9 the presentation by the Company at the Roth Capital Partners Growth Stock Conference.

·

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 24, 2004

MEDIX RESOURCES, INC. (Registrant) /s/ Mitchell M. Cohen Mitchell M. Cohen Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.

DESCRIPTION

*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith.

Exhibit 31.1

MEDIX RESOURCES, INC.

CERTIFICATIONS PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Darryl R. Cohen, certify that:

         1.               I have reviewed this quarterly report on Form 10-Q/A of Medix Resources, Inc., the registrant;

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

         b)                                     evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

         c)                                     disclosed in this quarterly report any change in the registrant's internal control over financial reporting that has occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of the annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

         5.               The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)            all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 24, 2004

/s/Darryl R. Cohen

Darryl R. Cohen

Chief Executive Officer

Exhibit 31.2

I, Mitchell M. Cohen, certify that:

1.   I have reviewed this quarterly report on Form 10-Q/A of Medix Resources, Inc., the registrant;

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

         b)       evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

         c)       disclosed in this quarterly report any change in the registrant's internal control over financial reporting that has occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of the annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

Date: March 24, 2004

/s/Mitchell M. Cohen

Mitchell M. Cohen

Chief Financial Officer

Exhibit 32.1

MEDIX RESOURCES, INC.

CERTIFICATIONS PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Medix Resources, Inc. (the "Company") on Form 10-Q/A for the quarter ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Darryl R. Cohen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1)       The Report fully complies with requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)       The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

         /s/ Darryl R. Cohen

         Darryl R. Cohen

         Chief Executive Officer

A signed original of this written statement required by Section 906 of the Sarbanes Oxley Act of 2002, or other document authenticating, acknowledging or otherwise adopting the signature that appears in typed form within this electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

The foregoing certification is being furnished in accordance with Securities and Exchange Commission Release Nos. 34-47551 and 34-47986 and shall not be considered "filed" as part of this 10-Q/A.

This certification is made solely for purposes of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.

Exhibit 32.1

In connection with the Quarterly Report of Medix Resources, Inc. (the "Company") on Form 10-Q/A for the quarter ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Mitchell M. Cohen, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1)       The Report fully complies with requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)       The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

         /s/ Mitchell M. Cohen

         Mitchell M. Cohen

         Chief Financial Officer

A signed original of this written statement required by Section 906 of the Sarbanes Oxley Act of 2002, or other document authenticating, acknowledging or otherwise adopting the signature that appears in typed form within this electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

The foregoing certification is being furnished in accordance with Securities and Exchange Commission Release Nos. 34-47551 and 34-47986 and shall not be considered "filed" as part of this 10-Q/A.

This certification is made solely for purposes of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.