Form 10-K
period 2003-12-31
RAMP CORP
filed 2004-04-14
CIK 890784

         SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____to ____

Commission File Number: 0-24768

RAMP CORPORATION

(Exact name of registrant as specified in its charter)

Delaware                                                                      84-1123311

(State or other jurisdiction of                                          (I.R.S. Employer Identification No.)

 incorporation or organization)

33 Maiden Lane, New York, NY                                                    10038

(Address of principal executive offices)                                           (Zip Code)

(212) 440-1500

(Registrant's telephone number, including area code)

Securities registered pursuant to 12(b) of the Act:

Common Stock - $.001 par value Title of Each Class	American Stock Exchange Name of Each Exchange on Which Registered

Securities registered pursuant to Section 12(g) of the Act:

None

Title of Each Class

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

         As of June 30, 2003, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $26,006,540 million (based upon the closing price of the registrant's common stock on the American Stock Exchange, as of the last business day of the most recently completed second fiscal quarter (June 30, 2003), and for purposes of this computation, all of the registrant's directors and executive officers are deemed to be affiliates).

As of March 31, 2004, 170,385,934 shares of the registrant's common stock, were outstanding.

RAMP CORPORATION

Form 10-K

For the Year Ended December 31, 2003

FORWARD-LOOKING STATEMENTS

         To the extent that any statements made in this Form 10-K contain information that is not historical, these statements are essentially forward-looking.  Forward-looking statements can be identified by the use of words such as "expects," "plans," "will," "may," "anticipates," "believes," "should," "intends," "estimates," and other words of similar meaning.  These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements.  Such risks and uncertainties include, without limitation, our ability to raise capital to finance the development of our Internet services and related software, the effectiveness, profitability and the marketability of those services, our ability to protect our proprietary information and to retain and expand our user base, the establishment of an efficient corporate operating structure as we grow and, other risks detailed from time-to-time in our filings with the Securities and Exchange Commission ("SEC"). We do not undertake any obligation to publicly update any forward-looking statements.

PART I

Item 1. Business

         We were incorporated in Colorado in 1988 as Nur-Staff West, Inc.  In 1988, we changed our name to Med-Temps, Incorporated, in 1990, we changed our name to International Nursing Services, Inc. and in 1998, we changed our name to Medix Resources, Inc.  In 2003, we reincorporated in Delaware under the name Ramp Corporation through a merger with our wholly-owned Delaware subsidiary which we formed in 2003 for such purpose.  From 1988 until 2000, we operated as a temporary healthcare staffing company, with offices at various times in Colorado, New York, Texas and California. We disposed of the healthcare staffing operations in February 2000 and retained only the offices in Colorado which we closed in 2003 and relocated our headquarters to New York City. In January 1998, we acquired Cymedix Corporation, which was merged into our wholly-owned healthcare technology subsidiary, Cymedix Lynx Corporation, and in 2000 we began focusing solely on the development and commercialization of software and connectivity solutions for certain areas of the healthcare industry.  In 2002, we organized a wholly-owned subsidiary, PS Purchase Corp., in Delaware, and in 2003 changed its name to HealthRamp, Inc. ("HealthRamp") to continue this healthcare technology business.  In 2003, we acquired the businesses and assets of Frontline Physicians Exchange and Frontline Communications ("Frontline") used in or necessary for the conduct of its 24-hour telephone answering and messaging services to physicians and other medically-related businesses and virtual office services to non-medical businesses and professionals, and the business and assets of ePhysician, Inc., whose technology has been integrated with those of our previously developed Cymedix suite of technologies, resulting in the CarePoint™ Suite (the "CarePoint Suite") that we are currently marketing to physicians and other healthcare professionals.  In 2003 we also formed a wholly-owned subsidiary, LifeRamp Family Financial, Inc. ("LifeRamp"), in Utah that has not yet commenced business operations. We are currently exploring the feasibility of using LifeRamp to commence a new business, making non-recourse loans to terminally ill cancer patients secured by their life insurance policies. Ramp Corporation (the "Company") includes its subsidiaries, HealthRamp, LifeRamp and its newly acquired division, Frontline.  See Note 11 to Consolidated Financial Statements for segment reporting information.

Overview

         With our consolidated wholly-owned HealthRamp subsidiary, we are engaged in developing and marketing healthcare connectivity software centered around our CarePoint Suite of application service providers ("ASP")-based internet technologies. These proprietary technologies provide Internet-based communication, data integration and transaction processing technologies, electronic prescribing of drugs, laboratory orders and results, connectivity of medical related information between patient point-of-care providers ("POCs") (i.e., physician or caretaker) and specific healthcare value chain intermediaries ("HVCIs") (e.g., pharmacies, laboratories, pharmacy benefit managers ("PBMs") and pharmaceutical companies).  Frontline is a telephone answering service for physicians' practices, focused on call overflow during office hours, and after hours answering services.  Our technology is designed, among other things, to improve the accuracy and the efficiency of the processes of drug prescribing and the ordering of laboratory tests and the receiving of laboratory results, and to enable POCs to raise the level of patient care and increase the efficiency of their practices and facilities through technologies that access critical medical information.

         When we shifted from temporary healthcare staffing to POC healthcare connectivity software in 2000, our previous management's plan was to initially deploy the technology in a single market.  They began to test this approach in April 2002 with a small, local sales and installation team in Georgia that sought to deploy the Cymedix technology to physician practices. By August 2002 it was clear that although the technology worked, this approach would not be commercially viable due to limited support by major HVCIs in the Georgia marketplace, and the high cost of marketing, sales, installation and service associated with serving individual and small medical practices by physically locating sales and deployment personnel in the given marketplace.  Based on this evaluation, the initial deployment in Georgia was halted in August 2002.

         At that time, we evaluated the business of automating the POC transaction and concluded that a viable business could be built, but a different approach would be required than originally anticipated. Based on this evaluation, in September 2002, our Board recruited certain new senior managers including a new chief executive officer to pursue alternative approaches to developing and deploying POC technology.

         Our current plan for the commercialization of our technology is not to focus exclusively on individual and small practices in individual geographic areas but to instead target physician practices and other POC centers that have the following characteristics: sufficient patient volume; clear economic incentive, such as administrative savings and time savings; commitment to electronic transfer of POC information; and HVCI or other healthcare participant support for the rollout of the technology. While we will at times send personnel into the offices of physicians, the primary deployment of our CarePoint technologies is virtual, utilizing the web and other related technologies. This shift, whereby we do not have to physically visit a physician's office is a fundamental difference in our current approach, when compared to the initial efforts in Georgia.  In many respects, our ability to successfully deploy our product virtually is a key to our being able to reach physicians in a cost effective manner.  Our goal remains to connect from the point of care to the various segments of the healthcare industry that meet these criteria, such as health plans, insurers, skilled nursing facilities, PBMs, pharmacies and pharmaceutical companies.

         We believe that it is important to deploy technologies that are easy to adopt or already have established markets.  On March 4, 2003 we acquired assets from Comdisco Ventures, Inc. that were formerly used by ePhysician, Inc. in its software and technology business prior to its cessation of operations in 2002.  ePhysician POC technologies enable physicians to  access and send on a secure basis information to pharmacies, billing service companies, and practice management systems via the Palm OS®-based handheld device and the Internet, meeting our objective of deploying a recognized technology.  We have integrated the Cymedix and e-Physician technologies into our CarePoint Suite of technologies and, in 2003, formed HealthRamp to further develop and commercialize the CarePoint Suite.  During October 2003, HealthRamp began its roll-out of the CarePoint Suite of technologies, with one focus being on converting ePhysician users to CarePoint.

         We are actively expanding our product range for medical professionals.  On November 10, 2003, we acquired the business and assets of Frontline which provides telephone answering services to physicians and other medically-related businesses and answering and other virtual office services to non-medical businesses and professionals, from The Duncan Group, Inc. ("Duncan Group"). Frontline has relationships with approximately 2,300 physicians, nurse practitioners and other healthcare providers in over 300 physicians' offices and focuses on the Indianapolis marketplace.  Our current intention is to expand Frontline geographically and in the services it offers and to integrate the Frontline business with our other operations and the CarePoint Suite.

         We are currently exploring the feasibility of using LifeRamp to commence a new business, making non-recourse loans to terminally ill cancer patients secured by their life insurance policies.  There can be no assurance that we will secure financing on favorable terms necessary to fund that proposed business model, that the necessary regulatory approvals will be obtained or that the business, if commenced, will be cash flow positive or profitable.  During 2003, we invested approximately $1.1 million in LifeRamp, and we will continue to divert working capital from HealthRamp until the LifeRamp business becomes self-supporting or is discontinued.

         Since we do not have substantial revenues, we have continued to address our working capital needs and to finance the development of our software technology by the sale of our privately placed securities at a discount to market value.

         Our principal executive offices are located at 33 Maiden Lane, New York, New York 10038, and our telephone number is (212) 440-1500.  We have offices which serve as a telecommunications center for our Frontline business in Indianapolis, Indiana.  We also have office space in Utah, Florida, California and Texas.  We have closed one of our California offices and our Colorado and Georgia offices, and we have negotiated an exit to our remaining lease in California.  Our Lexington Avenue, New York City office space is currently vacant, and we are trying to sublease it. However, even though we believe it is available at slightly below market rates for comparable space, the relatively short nature of the lease, which expires on January 31, 2005, and its sparse infrastructure, do not make such a sublease easy.  Although we intend to negotiate to limit our liability to less than the full term remaining on the lease, there can be no assurance that we will be successful in doing so.  We are also in the process of exploring additional space in downtown Manhattan, nearby to our Maiden Lane headquarters, as we anticipate that our staffing needs over the next twelve months may require additional office space.

Industry Background

         Growth of the medical information management marketplace is driven by the need to share significant amounts of accurate clinical and patient information among many participants in the healthcare system. The U.S. Centers for Medicare and Medicaid Services estimates that approximately $1.3 trillion dollars, (15% of the U.S. gross domestic product) was spent on healthcare in 2002.  It also estimates that healthcare expenditures are expected to grow to approximately $2.8 trillion by 2011, due to increasingly expensive and sophisticated clinical technology, an aging population base and the growing demands of newly-empowered and health conscious consumers. Health economists estimate that 26% or more of the nation's total healthcare expenditures are spent on back office administration. These economists also estimate that another 10% of these expenditures are attributable to the consequences of adverse health events caused by inaccurate or unavailable patient information or other relevant clinical data.  Our CarePoint Suite targets this 36% of the nation's total healthcare expenditures and offers ways to reduce the cost by increasing the efficiency and accuracy of POC transactions.

         Our relevant healthcare participants include the approximately 645,000 practicing physicians, 5,800 hospitals, 16,400 Medicare/Medicaid-certified nursing homes, 1,000 private long-term care facilities, 2,000 nursing facilities servicing the mentally handicapped, 40,000 assisted-living/residential care homes, 8,000 home healthcare agencies, 4,500 independent laboratories and thousands of managed care organizations and other ancillary healthcare providers in the United States.  The larger organizations in healthcare have over the years installed large-scale automated systems to structure and share uniform information. Physician practices, which are mostly comprised of five or fewer physicians, have systems to support billing, scheduling and some clinical activity. The same is true of hospitals. However, very few healthcare provider organizations have automated the origin of a transaction, which occurs at the clinical point of patient care.

         Healthcare providers record, manage and share various types of clinical patient data, including patient demographics, treatment histories, examination notes, lab test results and medication orders histories. Currently, much of this data is captured at the point of care in a handwritten or printed paper form that must later be manually converted to an electronic form for easier management, analysis and exchange.  Historically, while the healthcare industry has deployed large-scale integrated back-end administrative and financial processing systems, little transactional automation has been implemented at the point of care due to economic constraints, lack of awareness or expertise in information technologies on the part of the practicing physician and the lack of compelling, affordable solutions. Due to a convergence of recent regulatory, economic, technological, social and demographic trends, healthcare providers are becoming increasingly aware of the benefits of using wireless handheld computers in their practice.

         The healthcare industry is highly regulated by both federal and state regulations.  The Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), a set of federal regulations, establishes standards and requirements for the management, storage and electronic transmission of patient information.  Under HIPAA, POCs and HVCIs that transmit patient medical information electronically are required to use technology that meets HIPAA standards for electronic transactions and code sets, data security, unique identifiers and patient privacy.

Technology

         HealthRamp's proprietary healthcare communication technology software products, including HealthRamp CarePoint, CarePoint Companion™ and CareGiver™ ("HealthRamp Technology"), are intended for electronic prescribing, laboratory orders and results, treatment and dietary orders, Internet-based communication, data integration and transaction processing through a handheld device or browser, at the point of patient care.  Through HealthRamp, we are developing and marketing productivity tools, applications and services designed to, among other things, enable medical professionals to raise the level of patient care, improve safety and increase the clinical and administrative efficiency of their medical practice, hospital or long-term care facility and other patient care setting with technologies that access and record electronically critical medical information at the point of care.

HealthRamp CarePoint

         Our CarePoint Suite provides medical professionals with functionalities, such as access to patient information stored in their practice management systems ("PMSs"), updated patient-specific formularies and the ability to send and receive laboratory orders electronically, and automates the prescription writing process.  Real-time transactions may be performed to determine patient eligibility for drug benefit coverage and medication history and formulary compliance at the point of care.  Data may be extracted from a PMS electronically and securely.  The CarePoint Suite operates on wireless devices such as Microsoft® Windows Mobile™- Pocket PCs and SmartPhones, Palm OS®-based personal digital devices ("PDAs" and SmartPhones, or through Web browsers, and integrates with many PMSs, through its patient data exchange ("PDX") technology. CarePoint is HIPAA compliant and utilizes encryption to ensure data security.  The main features of the CarePoint Suite include:

Electronic Prescribing

         Electronic prescribing is designed to reduce patient data verification requests, avoid complications due to illegible handwriting, avert adverse drug interactions and provide access to a current drug reference guide and patient-specific formulary information.  Prescriptions are automatically sent to a patient's pharmacy through secure fax lines, or through encrypted electronic data interchange. Prescriptions can also be printed. The prescriber's signature is electronically captured and appears on all scripts.  Renewal requests can be queued for approvals, edited and notes or comments can be added.  Approved prescriptions can be conveniently sent to pharmacies, a prescriber's list of commonly prescribed medications can be customized and common SIG (directions) can be included in the presriptions, allowing a physician to complete a script within seconds, in three distinct steps.  As an added convenience to the patient, prescriptions can be filled before the patient has left the physician's office and be waiting for pickup or delivered sooner than would be the case with a conventional paper prescription.

Drug Reference Guide

         Drug information accessible from the CarePoint Suite includes: adverse reactions, alternative medication monographs, indications, contraindications, brand name or generic medications, drug-to-drug comparisons, drug and allergy interactions, dosage and administration, and patient monographs.

Drug Interactions Checker

         This function enables physicians to check for potential interactions in multiple drug combinations with a patient's medication history.  Automatic alerts for potential problems are displayed based on the patient's medication history including drug utilization review alerts and drug-to-drug and drug-to-allergy interactions with medications (resident within the CarePoint Suite) that the patient is already taking.  Pediatric, geriatric, pregnancy and lactation advisories are displayed where appropriate.  Prescribers can select alternative medications where such drug interactions are indicated.

Real-Time Formulary Referencing

         Through real-time access to the nation's largest pharmacy benefit managers and patient-specific formularies, physicians have information needed to write formulary-compliant prescriptions. Additionally, alternative medications that are within formulary are viewable when a non-formulary drug is selected.

CarePoint STAT

         CarePoint STAT is our Web browser-only product that allows e-prescribing and all of the other functionality of CarePoint, on a desktop computer.

Patient Data Exchange

         HealthRamp's PDX technology allows for the secure, remote extraction of patient demographics, insurance and scheduling information from an existing PMS within a medical practice and currently integrates with over 100 PMSs.

Frontline

         Frontline provides 24-hour medical practice-centric telephone answering and messaging services that functions as a virtual office. Frontline is staffed with highly trained operators and state-of-the-art equipment to provide answering, messaging, voicemail, virtual office and overflow call services.

HealthRamp CareGiver

         HealthRamp CareGiver is designed as a comprehensive electronic order entry, administration and fulfillment solution for long term care facilities.  We anticipate that HealthRamp CareGiver will be deployed on a production basis early in the third quarter of 2004.

Electronic Ordering

         CareGiver will allow caregivers at long term care facilities to electronically place orders for prescription and non-prescription drugs, treatments and rehabilitation orders, dietary orders, medical/surgical supplies, laboratory tests, patient demographics, and admissions, discharges and transfers, from a secure, WiFi-enabled wireless Pocket PC or PDA, cellular smartphone or Internet-connected Web browser.  Electronic orders will be automatically routed to institutional pharmacies and other vendors including, durable medical equipment vendors, oxygen suppliers, medical test labs, diagnostic radiology facilities and wound care specialists via HIPAA compliant electronic fax, or electronic data interchange.

Drug Reference Guide

         CareGiver contains clinical reference tools including a drug reference guide and multiple drug interaction checker as described above.

Real-Time Formulary Verification

         CareGiver provides real-time formulary access as described above.

Treatment Queuing for Approval

         With CareGiver, nurses and other caregivers will be able to enter pending treatments into a virtual queue for remote approval by physicians and other qualified medical personnel.

Automated Ordering and Reconciliation of Recurring Drugs and Treatments

         CareGiver is designed to provide for the automation of regular recurring drug and treatment orders and to streamline the monthly order reconciliation process.

Resident Administration

         CareGiver is also designed to manage pre-admission screenings, admissions, discharges and transfers, patient demographics and facility logistics.

HealthRamp CarePoint Companion

Messaging Via CarePoint Companion

         CarePoint Companion allows partner organizations to place targeted messages via CarePoint, to medical professionals in their work environments. The POP (point-of-prescribing) messaging system provides partner marketers with the ability to assign specific conditions under which their messages will be displayed.

Message Categories

         Targeted messaging may be used for alternative medication information at the POP, medical news, billboard, subscriptions, general messages from partner marketers, surveys, samples, order forms and event announcements/invitations and may be programmed to appear under specific conditions.  Message triggers may include type of medication, region, gender and age. HealthRamp will provide message tracking services and response analysis to analyze the effectiveness of partner marketing features.

         CarePoint Companion is designed to allow partner companies to detail and monitor feedback from physicians in real-time.  The program provides electronic detailing, intelligent messaging, electronic prescribing and marketing content control, real time prescription data analysis at the point of care with wireless and Internet connectivity to sales and marketing force, patient-specific messaging when the physician prescribes in a specific drug category, diagnosis-specific journal articles from a sponsored medical journal, patient-specific samples in real-time with inventory tracking, and electronic invitations confirmations and directions to the event.  CarePoint Companion offers means of strategically delivering messages to physicians at the POP.  Context-specific, intelligent messages can be displayed in a number of formats. POP message spots can be purchased in specific categories and can be delivered either nationally or by region.

         The feature set of our HealthRamp Technology includes the functionality described below, which may be modified from time to time based on the needs of our end-users.

HVCI	TARGETED FUNCTIONALITY
Pharmacy	•	PBM identification (eligibility verification and an automatic link to formulary / benefits information).
	•	Medication history
	•	Treatment electronic prescribing (retail and mail order)
	•	Patient-specific formulary at the POC
	•	Drug utilization review (drug-to-drug interaction, drug-to-allergy, drug-to-condition checking, duplicate therapy and other clinical checks)
	•	Messaging and prompts
	•	Compliance analysis
Laboratory	•	Complete laboratory order entry
	•	Medical necessity verification
	•	24/7 results reporting (partial and full)
	•	Specimen tracking
	•	Messaging and prompts

Intellectual Property and Proprietary Rights

         We use and benefit from a portfolio of intellectual property in our healthcare information and technology solutions.

         We currently hold United States patents on some of the technologies included in our products and we intend to continue to file patent applications.  We believe that, because of the rapid pace of technological change in the eHealth and computer software industry, factors such as the knowledge, ability and experience of our employees, frequent software product enhancements and the timeliness and quality of support services are key to our success.  This success is also dependent, in part, upon our proprietary technology and other intellectual property rights.

         We have two patent applications pending for Point of Care and Method for Efficient Public Key Based Certification for Mobile and Desktop Environments.  The present invention generates a report that is placed in a patient's medical file, which the patient's physician can refer to prior to writing a prescription.  At a minimum, the report includes a list of the medications that are most commonly dispensed by the physician, an indication of which of the listed drugs are covered by the patient's health care benefit plan, and the results of a drug utilization review (DUR) for each of the most commonly dispensed drugs.  A list of the most-commonly dispensed medications is compiled, and coverage for each is determined by communicating with the patient's benefit plan.  A DUR is performed for each covered drug, and the report is created using the gathered information.  The method is implemented with application software that runs on a physician's local computer and communicates with health benefit plan providers via an Internet web server, or with application software that runs on the web servers themselves.

         We use the trademarks HealthRamp CarePoint™, and HealthRamp CareGiver™ and CarePoint Companion™ in our healthcare technology solutions and the registered trademarks FRONTLINE COMMUNICATIONS and FRONTLINE PHYSICIANS EXCHANGE in connection with our Frontline business.  In addition, we have pending trademark applications for registration of HealthRamp, HealthRamp CarePoint and LifeRamp LivingChoice.

         Cymedix has obtained seven copyright registrations for two versions of each of three modular software components of the Cymedix suite of products, as well as a technical evaluation document that describes the software products.  Cymedix has assigned such patent and copyright registrations to us and we are utilizing these modular software components in the HealthRamp Technology.

         We license software and data from third parties, which we incorporate into our own products, some of which are critical to the operation of our software.  These third party licenses may not continue to be available to us on commercially reasonable terms.  Our loss of or inability to maintain or obtain upgrades to any of these licenses could have a material adverse effect on our business.

         No assurance can be given that any of our software products will receive additional patent or other intellectual property protection.  It is unclear whether any of the existing copyrights or patents will contribute any significant value to our business in the future.

         There can be no assurance that any of our current or future patent applications or trademark or service mark applications will be approved.  Our inability to protect our marks adequately could have a material adverse effect on our business and hurt us in establishing and maintaining our brands.

         We seek to protect our proprietary technology and our other intellectual property primarily through a combination of patent, trade secret, trademark and copyright law, confidentiality procedures, employee and client non-disclosure agreements and other contractual provisions and technical measures.  Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information, products, technologies or intellectual property that we regard as proprietary. Policing unauthorized use of our products is difficult and expensive.  While we are unable to determine the extent to which piracy of our products exists, software piracy can be expected to be a persistent problem, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States.  In addition, there can be no assurance that we will be able to adequately enforce the contractual arrangements that we have entered into to protect our proprietary rights.

         From time to time, we may be involved in intellectual property disputes.  We may notify others that we believe their products infringe upon our intellectual property rights, and others may notify us that they believe that our products infringe on their intellectual property rights.  We expect that providers of eHealth solutions will increasingly be subject to infringement claims as the number of products and competitors in our industry grows and traditional suppliers of healthcare data and transaction solutions begin to offer Internet-based products.  If our proprietary technology is subjected to infringement claims, we may have to expend substantial amounts to defend ourselves, and, if we lose, we may be required to pay damages or seek a license from third parties, which could delay the commercialization of our products. If such a license is not available to us on commercially reasonable terms, or at all, we could be forced either to redesign or to stop production of products incorporating the intellectual property of others, and our operating results could be materially and adversely affected.  If our proprietary technology is infringed upon, we may have to expend substantial amounts to prosecute the infringing parties, and we may experience losses, including the invalidation of our registered intellectual property, if we cannot support our claim of infringement.

Business Strategy

         Our business strategy is focused on providing physicians and other healthcare providers with a low-cost, easily adopted, narrowly defined set of technologies, whose primary functionality is currently centered on electronic prescribing.  We anticipate being able to offer lab orders and results by the middle of the second quarter of 2004, and are exploring the development and acquisition of other ancillary products and services which would be useful to physicians and other healthcare providers in their daily practice.  The implementation of a full electronic medical records system ("EMR") is typically a relatively expensive commitment for a physician's office, often involving significant disruption of current operations to accommodate the EMR's implementation.  We believe that EMRs have not been successfully adopted on a widescale basis due to this high financial and operating cost.  We are seeking to get physicians and other healthcare providers to utilize our narrowly-defined HealthRamp Technology, which requires a modest financial commitment, and is more easily implemented when compared to a comprehensive EMR or PMS solution.

         Some PBMs have been willing to pay transaction fees to electronic prescribers for prescriptions delivered electronically for their covered lives. These transaction fees may not justify the cost of deploying our CarePoint Suite to POC healthcare providers.  Our existing contracts with Medco Health Solutions and Express Scripts when implemented, would pay us transaction fees on their covered lives. We intend to explore the possibilities of PBMs, health plans and other interested parties providing us with additional financial assistance that might better justify deploying our HealthRamp Technology to a targeted POC audience of their choosing.  On March 31, 2004, we entered into our first agreement with respect to the deployment of our HealthRamp CareGiver nursing home technology.  If acceptable to the customer after a 90 day pilot period, this agreement will generate monthly licensing fees.

         We are exploring other distribution channels and venues through which our HealthRamp Technology could be deployed.  We believe potentially attractive areas for us to pursue must offer us an opportunity to aggregate POCs or prescriptions in a concentrated manner.  Skilled nursing facilities, institutional pharmacies, hospices and veteran's hospitals appear to be venues that may have attractive characteristics for the commercialization of our products.  In evaluating these distribution channels and venues, we plan to focus on ease of entry into a given distribution channel or venue, and the potential to extract a reasonable economic return from a paying customer.  We do not intend to deploy our HealthRamp Technology to areas where we would need to invest significant financial resources. Instead, we are seeking opportunities where we perceive that we may be able to generate attractive levels of revenue over reasonable periods of time.  No assurance can be given that this goal can be achieved.

         Formulary compliance, which is the ability of an HVCI to have a POC prescribe a pharmaceutical product of the HVCI's choice, is an area that we intend to explore. We believe our technologies have the possibility of enabling an HVCI to achieve better formulary compliance. We seek to prove this premise in a given marketplace through pilot projects, in order to attract HVCIs for whom this capability would be a significant attraction. The key manner in which our HealthRamp Technology could affect formulary compliance is through messaging and placement of information, intended to affect the POCs prescribing behavior prior to having prescribed any product. However, our HealthRamp Technology may not prove to be commercially viable in the manner in which we contemplate its use in this area.

         We are presently exploring other applications for our HealthRamp Technology, expansion and integration of Frontline capabilities with our core healthcare business and other businesses, including LifeRamp.

RISK FACTORS

         In addition to the other information contained in this report, the following risk factors should be considered carefully in evaluating an investment in our company and in analyzing our forward-looking statements.

Risks Related to Our Company

         We have incurred and reported net losses which endanger our viability as a going-concern and caused our accountants to issue a "going concern" qualification in their annual audit reports.  We have reported net losses of ($31,321,000), ($9,014,000) and ($10,636,000) for the years ended December 31, 2003, 2002, and 2001, respectively.  At December 31, 2003, we had a working capital deficit of ($1,098,000) and an accumulated deficit of ($72,368,000).  These losses and negative operating cash flow have caused our accountants to include a "going concern" qualification in their reports in connection with their audits of our financial statements for the years ended December 31, 2001, 2002 and 2003.

         We rely on investments and financings to provide working capital.  While we believe that we can continue to sell our securities to raise the cash needed to continue operating until cash flow from operations can support our business, there can be no assurance that this will occur. There can be no assurance that additional investments in our securities or other debt or equity financings will be available to us on favorable terms, or at all, to adequately support the development and deployment of our technology. Moreover, failure to obtain such capital on a timely basis could result in lost business opportunities.

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

         We expect to continue to experience losses until such time as our technology can be successfully deployed and produce revenues.  The continuing development, marketing and deployment of our technology will depend upon our ability to obtain additional financing. Our technology has generated limited recurring revenues to date. We are funding our operations now through the sale of our securities.

         We may not be able to retain our listing on the American Stock Exchange.  The American Stock Exchange has not notified us of any listing concerns. However, should our common stock trade at a low price for a substantial period of time or should the American Stock Exchange consider our circumstances for continued listing in a negative light, we may not be able to retain our listing. The American Stock Exchange has certain listing requirements in order for us to continue to have our common stock traded on this exchange. Although the American Stock Exchange does not identify a specific minimum price per share that our stock must trade above or any other rigid standards compelling delisting, we may risk delisting if our common stock trades at a low price per share for a substantial period of time or if it fails to meet the financial condition, result of operations, market capitalization or other financial or non-financial standards considered by the American Stock Exchange. Trading in our common stock after a delisting, if any, would likely be conducted in the over-the-counter markets in the so-called "pink sheets" or on the National Association of Securities Dealers' Electronic Bulletin Board. As a consequence of a delisting our shareholders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and our common stock would become substantially less attractive as collateral for margin and purpose loans, for investment by financial institutions under their internal policies or state investment laws or as consideration in future capital raising transactions.

Although we have had operations since 1988, because of our move away from temporary healthcare staffing to provide healthcare connectivity solutions at the point of care, we have a relatively short operating history in the healthcare connectivity solutions business and limited financial data to evaluate our business and prospects.  In addition, our business model is likely to continue to evolve as we attempt to develop our product offerings and enter new markets. As a result, our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies that are attempting to move into new markets and continuing to innovate with new and unproven technologies. We are still in the process of gaining experience in marketing physician connectivity products, providing support services, evaluating demand for products, financing a technology business and dealing with government regulation of health information technology products. While we are putting together a team of experienced executives, they have come from different backgrounds and may require some time to develop an efficient operating structure and corporate culture for our company.  Furthermore, our executive management and Board of Directors have been subject to change as executives have left or been terminated and others have been hired to take their places and directors have left and others have been elected or appointed to take their places.  Such changes can cause disruption and distraction.

         Although we have focused our business on healthcare connectivity, we may decide to explore new business models before our core business generates cash flow, if at all.  Until feasibility is proven for any such new business models, such as LifeRamp, scarce resources may be allocated to endeavors that may never be commercialized.

         The success of our products and services in generating revenue may be subject to the quality and completeness of the data that is generated and stored by the physician or other healthcare professionals and entered into our interconnectivity systems, including the failure to input appropriate or accurate information.  Failure or unwillingness by the healthcare professional to accommodate the required information may result in our not being paid for our services.

         As a developer of connectivity technology products, we will be required to anticipate and adapt to evolving industry standards and regulations and new technological developments.  The market for our technology is characterized by continued and rapid technological advances in both hardware and software development, requiring ongoing expenditures for research and development, and timely introduction of new products and enhancements to existing products.  Our future success, if any, will depend in part upon our ability to enhance existing products, to respond effectively to technology changes and changes in applicable regulations, and to introduce new products and technologies that are functional and meet the evolving needs of our clients and users in the healthcare information systems market.

         We rely on a combination of internal development, strategic relationships, licensing and acquisitions to develop our products and services.  The cost of developing new healthcare information services and technology solutions is inherently difficult to estimate.  Our development of proposed products and services may take longer than originally expected, require more testing than originally anticipated and require the acquisition of additional personnel and other resources.  In addition, there can be no assurance that the products or services we develop or license will be able to compete with the alternatives available to our customers.

         New or newly integrated products and services will not become profitable unless they achieve sufficient levels of market acceptance.  There can be no assurance that healthcare providers will accept from us new products and services or products and services that result from integrating existing and/or acquired products and services, including the products and services we are developing to integrate our services into the physician's office or other medical facility, such as our handheld solution.  In addition, there can be no assurance that any pricing strategy that we implement for any such products and services will be economically viable or acceptable to the target markets.  Failure to achieve broad penetration in target markets with respect to new or newly integrated products and services could have a material adverse effect on our business prospects.  The market for our connectivity products and services in the healthcare information systems may be slow to develop due to the large number of practitioners who are resistant to change, as well as the financial investment and workflow interruptions associated with change, particularly in a period of rising pressure to reduce costs in the marketplace.

         Achieving market acceptance of new or newly integrated products and services is likely to require significant efforts and expenditures. Achieving market acceptance for new or newly integrated products and services is likely to require substantial marketing efforts and expenditure of significant funds to create awareness and demand by participants in the healthcare industry.  In addition, deployment of new or newly integrated products and services may require the use of additional resources for training our existing sales force and customer service personnel and for hiring and training additional salespersons and customer service personnel.  There can be no assurance that the revenue opportunities from new or newly integrated products and services will justify amounts spent for their development, marketing and roll-out.

         We could be subject to breach of warranty claims if our software products, information technology systems or transmission systems contain errors, experience failures or do not meet customer expectations.  We could face breach of warranty or other claims or additional development costs if the software and systems we sell or license to customers or use to provide services contain undetected errors, experience failures, do not perform in accordance with their documentation, or do not meet the expectations that our customers have for them.  Undetected errors in the software and systems we provide or those we use to provide services could cause serious problems for which our customers may seek compensation from us.  We attempt to limit, by contract, our liability for damages arising from negligence, errors or mistakes.  However, contractual limitations on liability may not be enforceable in certain circumstances or may otherwise not provide sufficient protection to us from liability for damages.

         If our systems or the Internet experience security breaches or are otherwise perceived to be unsecure, our business could suffer.  A security breach could damage our reputation or result in liability.  We retain and transmit confidential information, including patient health information.  Despite the implementation of security measures, our infrastructure or other systems that we interface with, including the Internet, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, attacks by third parties or similar disruptive problems.  Any compromise of our security, whether as a result of our own systems or systems that they interface with, could reduce demand for our services.

         Our products provide applications that relate to patient medication histories and treatment plans.  Any failure by our products to provide and maintain accurate, secure and timely information could result in product liability claims against us by our clients or their affiliates or patients. We maintain insurance that we believe currently is adequate to protect against claims associated with the use of our products, but there can be no assurance that our insurance coverage would adequately cover any claim asserted against us.  A successful claim brought against us in excess of our insurance coverage could have a material adverse effect on our results of operations, financial condition or business. Even unsuccessful claims could result in the expenditure of funds in litigation, as well as diversion of management time and resources. Certain of our products are subject to compliance with HIPAA.  Failure to comply with HIPAA may have a material adverse effect on our business.

         Government regulation of healthcare and healthcare information technology is in a period of ongoing change and uncertainty that creates risks and challenges with respect to our compliance efforts and our business strategies.  The healthcare industry is highly regulated and is subject to changing political, regulatory and other influences.  Federal and state legislatures and agencies periodically consider programs to reform or revise the United States healthcare system.  These programs may contain proposals to increase governmental involvement in healthcare or otherwise change the environment in which healthcare industry participants operate.  Particularly, compliance with HIPAA and related regulations are causing the healthcare industry to incur substantial costs to change its procedures. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our products and services. Although we expect these regulations to have the beneficial effect of spurring adoption of our software products, we cannot predict with any certainty what impact, if any, these and future healthcare reforms might have on our business.  Existing laws and regulations also could create liability, cause us to incur additional cost or restrict our operations.  The effect of HIPAA on our business is difficult to predict and there can be no assurance that we will adequately address the business risks created by  HIPAA. We may incur significant expenses relating to compliance with HIPAA.  Furthermore, we are unable to predict what changes to HIPAA, or the regulations issued pursuant to HIPAA, might be made in the future or how those changes could affect our business or the costs of compliance with HIPAA.

         Government regulation of the Internet could adversely affect our business.  The Internet and its associated technologies are subject to government regulation.  Our failure to accurately anticipate the application of applicable laws and regulations, or any other failure to comply, could create liability for us, result in adverse publicity, or negatively affect our business.  In addition, new laws and regulations may be adopted with respect to the Internet or other online services covering user privacy, patient confidentiality, consumer protection and other services.  We cannot predict whether these laws or regulations will change or how such changes will affect our business. Government regulation of the Internet could limit the effectiveness of the Internet for the methods of healthcare e-commerce that we are providing or developing or even prohibit the sale of particular products and services.

         Our Internet-based services are dependent on the development and maintenance of the Internet infrastructure and data storage facilities maintained by third parties.  Our ability to deliver our Internet-based products and services is dependent on the development and maintenance of the infrastructure of the Internet and the maintenance of data storage facilities by third parties.  This includes maintenance of a reliable network backbone and data storage facilities with the necessary speed, data capacity and security, as well as timely development of complementary products such as high-speed modems, for providing reliable Internet access and services.  If the Internet continues to experience increased usage, the Internet infrastructure may be unable to support the demands placed on it.  In addition, the performance of the Internet may be harmed by increased usage.  The Internet has experienced a variety of outages and other delays as a result of damages to portions of its infrastructure, and it could face outages and delays in the future.  These outages and delays could reduce the level of Internet usage as well as the availability of the Internet to us for delivery of our Internet-based products and services.

         Some of our products and services will not be widely adopted until broadband connectivity is more generally available.  Some of our products and services and planned services require a continuous broadband connection between the physician's office or other healthcare provider facilities and the Internet.  The availability of broadband connectivity varies widely from location to location and even within a single geographic area.  The future availability of broadband connections is unpredictable and is not within our control.  While we expect that many physician's offices and other healthcare provider facilities will remain without ready access to broadband connectivity for some period of time, we cannot predict how long that will be. Accordingly, the lack of these broadband connections will continue to place limitations on the number of sites that are able to utilize our Internet-based products and services and the revenue we can expect to generate form those products and services.

         Compliance with legal and regulatory requirements will be critical to LifeRamp's operations, if any.  If we or LifeRamp erroneously disclose information that could be confidential and/or protected health information, we could be subject to legal action by the individuals involved, and could possibly be subject to criminal sanctions.  In addition, if LifeRamp is launched and fails to comply with applicable insurance and consumer lending laws, states could bring actions to enforce statutory requirements, which could limit LifeRamp's business practices in such states, including, without limitation, limiting or eliminating its ability to charge or collect interest on its loans or related fees, or limiting or eliminating its ability to secure its loans with its borrowers' life insurance policies.  Any such actions, if commenced, would have a material and adverse impact on LifeRamp's business, operations and financial condition.

         We have been granted certain patent rights, trademarks and copyrights relating to our software.  However, patent and intellectual property legal issues for software programs, such as our products, are complex and currently evolving. Since patent applications are secret until patents are issued in the United States, or published in other countries, we cannot be sure that we are first to file any patent application. In addition, there can be no assurance that competitors, many of which have far greater resources than we do, will not apply for and obtain patents that will interfere with our ability to develop or market product ideas that we have originated. Furthermore, the laws of certain foreign countries do not provide the protection to intellectual property that is provided in the United States, and may limit our ability to market our products overseas. We cannot give any assurance that the scope of the rights we have are broad enough to fully protect our technology from infringement.

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

         We also rely upon unpatented proprietary technology and no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to or disclose our proprietary technology or that we can meaningfully protect our rights in such unpatented proprietary technology.  No assurance can be given that efforts to protect such information and techniques will be successful. The failure to protect our intellectual property could have a material adverse effect on our operating results, financial position and business.

         As of March 31, 2004, we had 170,385,934 outstanding shares of common stock and 51,111,982 shares of common stock reserved for issuance upon the exercise of options, warrants, and shares of our convertible preferred stock and convertible debentures outstanding on such date.  Most of these shares will be immediately saleable upon exercise or conversion under registration statements we have filed with the SEC. The exercise prices of options, warrants or other rights to acquire common stock presently outstanding range from $0.01 per share to $4.97 per share. During the respective terms of the outstanding options, warrants, preferred stock and other outstanding derivative securities, the holders are given the opportunity to profit from a rise in the market price of our common stock, and the exercise of any options, warrants or other rights may dilute the book value per share of our common stock and put downward pressure on the price of our common stock. The existence of the options, conversion rights, or any outstanding warrants may adversely affect the terms on which we may obtain additional equity financing. Moreover, the holders of such securities are likely to exercise their rights to acquire common stock at a time when we would otherwise be able to obtain capital on terms more favorable than could be obtained through the exercise or conversion of such securities.

         We have raised substantial amounts of capital in private placements from time to time.  The securities offered in such private placements were not registered under the Securities Act or any state "blue sky" law in reliance upon exemptions from such registration requirements. Such exemptions are highly technical in nature and if we inadvertently failed to comply with the requirements of any of such exemptive provisions, investors would have the right to rescind their purchase of our securities or sue for damages. If one or more investors were to successfully seek such rescission or prevail in any such suit, we could face severe financial demands that could materially and adversely affect our financial position. Financings that may be available to us under current market conditions frequently involve sales at prices below the prices at which our common stock currently trades on the American Stock Exchange, as well as the issuance of warrants or convertible securities at a discount to market price.

         Investors in our securities may suffer dilution.  The issuance of shares of common stock, or shares of common stock underlying warrants, options or preferred stock or convertible notes will dilute the equity interest of existing stockholders and could have a significant adverse effect on the market price of our common stock.  The sale of common stock acquired at a discount could have a negative impact on the market price of our common stock and could increase the volatility in the market price of our common stock.  In addition, we may seek additional financing which may result in the issuance of additional shares of our common stock and/or rights to acquire additional shares of our common stock.  The issuance of our common stock in connection with such financing may result in substantial dilution to the existing holders of our common stock. Those additional issuances of common stock would result in a reduction of your percentage interest in our company.

         Historically, our common stock has experienced significant price fluctuations. One or more of the following factors influence these fluctuations:

• unfavorable announcements or press releases relating to the technology sector;

• regulatory, legislative or other developments affecting us or the healthcare industry generally;

• conversion of our preferred stock and convertible debt into common stock at conversion rates based on then current market prices or discounts to market prices of our common stock and exercise of options and warrants at below current market prices;

• sales by those financing our company through convertible securities the underlying common stock of which have been registered with the SEC and may be sold into the public market immediately upon conversion; and

• market conditions specific to technology and internet companies, the healthcare industry and general market conditions.

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

         We have not had earnings, but if earnings were available, it is our general policy to retain any earnings for use in our operations.  Therefore, we do not anticipate paying any cash dividends on our common stock in the foreseeable future despite the recent reduction of the federal income tax rate on dividends. Any payment of cash dividends on our common stock in the future will be dependent upon our financial condition, results of operations, current and anticipated cash requirements, preferred rights of holders of preferred stock, plans for expansion, as well as other factors that our Board of Directors deems relevant. In addition, the holders of our outstanding Series A Convertible Preferred Stock will receive a preference to holders of our common stock with respect to the distribution of dividends.  We anticipate that our future financing agreements may prohibit the payment of common stock dividends without the prior written consent of those investors.

         We may have to lower prices or spend more money to effectively compete against companies with greater resources than us, which could result in lower revenues.  The eventual success of our products in the marketplace will depend on many factors, including product performance, price, ease of use, support of industry standards, competing technologies and customer support and service.  Given these factors we cannot assure you that we will be able to compete successfully.  For example, if our competitors offer lower prices, we could be forced to lower prices which could result in reduced or negative margins and a decrease in revenues. If we do not lower prices we could lose sales and market share.  In either case, if we are unable to compete against our main competitors, which include established companies with significant financial resources, we would not be able to generate sufficient revenues to grow our company or reverse our history of operating losses. In addition, we may have to increase expenses to effectively compete for market share, including funds to expand our infrastructure, which is a capital and time intensive process.  Further, if other companies choose to aggressively compete against us, we may have to increase expenses on advertising, promotion, trade shows, product development, marketing and overhead expenses, hiring and retaining personnel, and developing new technologies.  These lower prices and higher expenses would adversely affect our operations and cash flows.

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

         In light of the significant uncertainties inherent in the forward-looking information included in this report, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans for our company will be achieved.

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

         On March 5, 2003, we terminated our merger agreement with PocketScript, LLC.  We had entered into a non-binding letter of intent with PocketScript on October 30, 2002 and had executed a definitive merger agreement on December 19, 2002 to acquire PocketScript subject to certain conditions of closing.  Costs associated with terminated acquisitions amounted to $142,000 during 2003, and related to the write-offs of certain expenses associated with the PocketScripts acquisition.

         On November 10, 2003, in connection with an asset purchase agreement entered into between us and The Duncan Group, we completed the purchase of substantially all of the tangible and intangible assets, and assumed certain liabilities, of Frontline. In connection with the asset purchase agreement, we agreed to pay (a) $1,567,000 in cash at the closing, (b) $500,000 to be paid in common stock, (c) $1,500,000 to be paid in common stock which is forfeitable if Frontline's gross revenue does not total at least $1 million for the calendar year ended 2003, (d) additional cash payments equal to 15% of Frontline's gross revenue during 2003 and 2004, (e) up to an additional $1,500,000 to be paid in common stock based on the number of physician offices that are active customers of The Duncan Group who adopt our technology and generate certain revenues to us, and (f) an additional $1 million of common stock if the average annual revenue of Frontline for the calendar years ending 2003 and 2004 equals or exceeds $1,500,000. In connection with (b) and (c) above, we agreed to issue to The Duncan Group at closing such number of shares of our common stock equal in value to the specified dollar amounts above, which number of shares were based upon the average closing price of our common stock for the twenty (20) days immediately preceding the closing date. Utilizing this formula, we issued an aggregate of 3,663,004 shares of common stock to The Duncan Group at closing, which we valued at $.72 cents per share, the closing stock price on November 10, 2003. In connection with the expected cash payment equal to 15% of Frontline's gross revenues during 2003, $221,000 was included as additional purchase price and is included in accounts payable-related parties in 2003. With respect to the shares mentioned in (c) above, while such shares were held in escrow at year end, we reflected these shares as outstanding in the accompanying financials statements as the related contingency was satisfied at year end.  We will record additional purchase price when and if the remaining conditions of (d), (e), and (f) are satisfied.

         During 2003, we invested an aggregate of approximately $1.1 million in LifeRamp to explore the feasibility of a new business model.

Competition

         The market for healthcare connectivity services continues to be evolving, is highly competitive and fragmented and subject to rapid technological change.  No clear leader has emerged. Several competitors have exited the market during the past three years, having failed to prove the viability of their businesses or having depleted their financial resources.  The technology companies in this market include, large traditional technology vendors such as Siemens, General Electric, Hewlett Packard, Toshiba and IBM as well as various healthcare-centric technology companies such as Misys Healthcare Systems, HealthVision and Navimedix.

         A number of healthcare connectivity companies in the United States, both publicly and privately held, compete directly or indirectly with HealthRamp.  Moreover, competition can be expected to emerge from established healthcare information vendors and established or emerging Internet-based healthcare technology vendors. Competition is likely to come from companies with a focus on clinical information systems and enterprises with Internet commerce or electronic network focus.  Currently, our direct competitors include companies such as WebMD, ZixCorp/PocketScripts, Allscripts, DrFirst, RxNT and RxWriter.com.  Future competition could come from practice management system vendors that may elect to build e-prescribing functionality rather than form strategic partnerships with e-prescribing specialists.  The same is true of companies in the emerging areas of electronic medical records and virtual practice support systems, such as Relay Health, MyDocOnline and NeedMyDoctor.com.  Many of our competitors have greater financial, technical, product development, marketing and other resources than we do.  These competitors may be better known than we are and have more customers than we do.  There can be no assurance that we will be able to compete successfully against these companies or any alliances they have formed or may form.

         We believe that we can be competitive in this industry because our HealthRamp Technology is built on a scalable technology architecture, and because our CarePoint application features an elegantly designed user interface and embodies features and functionality designed to meet real needs in the healthcare connectivity marketplace.  In addition, our proprietary "PDX" data extraction technology is designed to allow HealthRamp to interface with a significant number of practice management systems.  Also, a confluence of regulatory, technological, economic, demographic, and social trends have begun to create an environment highly conducive to the growth of e-prescribing.

Government Regulation

         The healthcare industry is highly regulated and is subject to changing political, regulatory and other influences. Federal and state laws and regulations regulate many aspects of our business.  U.S. healthcare system reform under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, and other initiatives at both the federal and state level, could increase government involvement in healthcare, lower reimbursement rates and otherwise change the business environment of our customers and the other entities with which we have a business relationship. We cannot predict whether or when future health care reform initiatives at the federal or state level or other initiatives affecting our business will be proposed, enacted or implemented or what impact those initiatives may have on our business, financial condition or results of operations.  Our customers and the other entities with which we have a business relationship could react to these initiatives and the uncertainty surrounding these proposals by curtailing or deferring investments, including those for our products and services. Additionally, government regulation could alter the clinical workflow of physicians and other healthcare providers, thereby limiting the utility of our products and services to existing and potential customers and curtailing broad acceptance our products and services.

         We cannot provide any assurance that federal or state governments will not impose additional restrictions or adopt interpretations of existing laws that could have a material adverse affect on our business, financial condition and results of operations. Existing laws and regulations also could create liability, cause us to incur additional cost and restrict our operations. Many healthcare laws are complex, applied broadly and subject to interpretation by courts and other governmental authorities. In addition, many existing healthcare laws and regulations, when enacted, did not anticipate the methods of healthcare e-commerce and other products and services that we provide. However, these laws and regulations may nonetheless be applied to our products and services. Our failure, or the failure of our business partners, to accurately anticipate the application of these healthcare laws and regulations, or other failure to comply, could create liability for us, result in adverse publicity and negatively affect our businesses.

         As a participant in the healthcare industry, our operations and relationships are regulated by a number of federal, state and local governmental entities.  Because our business relationships with physicians are unique, and the healthcare electronic commerce industry as a whole is relatively young, the application of many state and federal regulations to our business operations is uncertain.  It is possible that a review of our business practices or those of our customers by courts or regulatory authorities could result in a determination that could adversely affect us. In addition, the healthcare regulatory environment may change in a way that restricts our existing operations or our growth.  This industry is expected to continue to undergo significant changes for the foreseeable future, which could have an adverse effect on our business, financial condition or results of operations.  Future regulation of our business practices or those of our customers may adversely affect us.

HIPAA

         Recent government and industry legislation and rulemaking, especially HIPAA, and industry groups such as the Joint Commission on Accreditation of Healthcare Organizations (JCAHO), require the use of standard transactions, standard identifiers, security and other standards and requirements for the transmission of certain electronic health information.  New national standards and procedures under HIPAA include the "Standards for Electronic Transactions and Code Sets" (the Transaction Standards); the "Security Standards" (the Security Standards); and "Standards for Privacy of Individually Identifiable Health Information" (the Privacy Standards). The Transaction Standards require the use of specified data coding, formatting and content in all specified "Health Care Transactions" conducted electronically. The Security Standards require the adoption of specified types of security for health care information.  The Privacy Standards grant a number of rights to individuals as to their identifiable confidential medical information (called Protected Health Information) and restrict the use and disclosure of Protected Health Information by Covered Entities.  Generally, the HIPAA standards directly affect Covered Entities, defined as "health care providers, health care payers, and health care clearinghouses". In addition, the Privacy Standards affect third parties that create or access Protected Health Information in order to perform a function or activity on behalf of a Covered Entity. Such third parties are called "Business Associates".  Covered Entities must have a written "Business Associate Agreement" with such third parties, containing specified "satisfactory assurances" that the third party will safeguard Protected Health Information that it creates or accesses and will fulfill other material obligations to support the covered entity's own HIPAA compliance.  Most of our customers are Covered Entities.  Additionally, Covered Entities will be required to adopt a unique standard National Provider Identifier (NPI), for use in filing and processing health care claims and other transactions.  We believe that the principal effects of HIPAA are, or will be, first, to require that our systems be capable of being operated by our customers in a manner that is compliant with the various HIPAA standards and, second, to require us to enter into and comply with Business Associate Agreements with our Covered Entity customers.  For most Covered Entities, the deadlines for compliance with the Privacy Standards and the Transaction Standards occurred in 2003.  Covered Entities must be in compliance with the Security Standards by April 20, 2005, and must use NPIs in standard transactions no later than the compliance dates, which are May 23, 2007, for all but small health plans and one year later for small health plans.  We believe that our systems and products are capable of being used by our customers in compliance with the Transaction Standards and are, or will be, capable of being used by our customers in compliance with the Security Standards and the NPI requirements.  However, because all HIPAA Standards are subject to change or interpretation and because certain other HIPAA Standards, not discussed above, are not yet published, we cannot predict the future impact of HIPAA on our business and operations.  Additionally, certain state laws are not pre-empted by the HIPAA Standards and may impose independent obligations upon our customers or us.

         Other Restrictions Regarding Confidentiality and Privacy of Patient Information

         Numerous state and federal laws other than HIPAA govern the collection, dissemination, use, access to and confidentiality of patient health information. Many states are considering new laws and regulations that further protect the confidentiality of medical records or medical information. These state laws are not in most cases preempted by the HIPAA Privacy Standards and may be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our customers and strategic partners. Definitions in the various state and federal laws concerning what constitutes individually identifiable data sometimes differ and sometimes are not provided, creating further complexity. In addition, determining whether data has been sufficiently de-identified may require complex factual and statistical analyses.  The HIPAA Privacy Standards rule contains a restrictive definition of de-identified information, which is information that is not individually identifiable, that could create a new standard of care for the industry. These other privacy laws at a state or federal level, or new interpretations of these laws, could create liability for us, could impose additional operational requirements on our business, could affect the manner in which we use and transmit patient information and could increase our cost of doing business. In addition, parties may also have contractual rights that provide additional limits on our collection, dissemination, use, access to and confidentiality of patient health information. Claims of privacy rights or contractual breaches, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.  We utilize an architecture that incorporates encrypted messaging, firewalls and other security methods to assure customers of a compliant and secure computing environment.  However, no technical security procedure is infallible, and we will always be at risk of a breach of security by either willful human effort or inadvertent human error.  If we were found liable for any such breach, such finding could have a material adverse affect on our business, financial condition and results of operations.

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

         Other Regulation of Transaction Services.  Other state and federal statutes and regulations governing transmission of healthcare information may affect our operations. For example, Medicaid rules require some processing services and eligibility verification to be maintained as separate and distinct operations.  We carefully review our practices in an effort to ensure that we are in compliance with all applicable state and federal laws. These laws, though, are complex and changing, and the courts and other governmental authorities may take positions that are inconsistent with our practices.

Consumer Protection Regulation

         The Federal Trade Commission, or FTC, and many state attorneys general are applying federal and state consumer protection laws to require that the online collection, use and dissemination of data, and the presentation of web site content, comply with certain standards for notice, choice, security and access. Courts may also adopt these developing standards. In many cases, the specific limitations imposed by these standards are subject to interpretation by courts and other governmental authorities. We believe that we are in compliance with these consumer protection standards, but a determination by a state or federal agency or court that any of our practices do not meet these standards could result in liability and adversely affect our business. New interpretations of these standards could also require us to incur additional costs and restrict our business operations.

Regulation of Healthcare Relationships

         Anti-kickback Laws. There are federal and state laws that govern patient referrals, physician financial relationships and inducements to beneficiaries of federal healthcare programs. The federal anti-kickback law prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program.  We carefully review our practices in an effort to ensure that we comply with all applicable laws. However, the laws in this area are both broad and vague and it is often difficult or impossible to determine precisely how the laws will be applied, particularly to new services. Penalties for violating the anti-kickback law include imprisonment, fines and exclusion from participating, directly or indirectly, in Medicare, Medicaid and other federal healthcare programs.  If any of our healthcare communications or electronic commerce activities were deemed to be inconsistent with the federal anti-kickback law or with state anti-kickback or illegal remuneration laws, we could face civil and criminal penalties or be barred from such activities or be required to restructure our existing or planned sponsorship compensation arrangements and electronic commerce activities in a manner that could harm our business.  Any determination by a state or federal regulatory agency that any of our practices violate any of these laws could subject us to civil or criminal penalties and require us to change or terminate some portions of our business. Even an unsuccessful challenge by regulatory authorities of our practices could cause us adverse publicity and be costly for us to respond to.

         Anti-Fraud Laws. State and federal laws govern the submission of claims for medical expense reimbursement. These laws generally prohibit an individual or entity from knowingly presenting or causing to be presented a claim for payment from Medicare, Medicaid or other third party payers that is false or fraudulent, or is for an item or service that was not provided as claimed. These laws also provide civil and criminal penalties for noncompliance.  Liability may also be imposed on any individual or entity that knowingly makes or uses a false record or statement to avoid an obligation to pay the federal government.  Certain state laws impose similar liability.  The federal government or private whistleblowers may bring claims under the federal False Claims Act.  If we are found liable for a violation of the federal False Claims Act, or any similar state law, due to our processing of claims for Medicaid and Medicare, it may result in substantial civil and criminal penalties.  In addition, we could be prohibited from processing Medicaid or Medicare claims for payment.  In addition, changes in current healthcare financing and reimbursement systems could cause us to make unplanned modifications of products or services, or result in delays or cancellations of orders or in the revocation of endorsement of our products and services by healthcare participants.

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

Medical Professional Regulation

         The practice of most healthcare professions requires licensing under applicable state law. In addition, the laws in some states prohibit business entities from practicing medicine, which is referred to as the prohibition against the corporate practice of medicine. We do not believe that the information we provide constitutes engaging in the practice of medicine and we have attempted to structure our strategic relationships and other operations to avoid violating these state licensing and professional practice laws. A state, however, may determine that some portion of our business violates these laws and may seek to have us discontinue those portions or subject us to penalties or licensure requirements. We provide access to certain information, such as drug interaction and physician desk reference information to our physician customers.  We employ and contract with physicians who provide only medical information to consumers, and we have no intention to provide medical care or advice. Any determination that we are a healthcare provider and acted improperly as a healthcare provider may result in liability to us.

         If compliance with government regulation of healthcare becomes costly and difficult for us and our customers, we may not be able to implement our business plan, or we may have to abandon a product or service we are providing or plan to provide altogether.

         LifeRamp Regulation

         If launched, LifeRamp, a non-depository lender to consumers, will be subject to various insurance, consumer lending and confidentiality and privacy laws and regulations in the states where it intends to conduct business, as well as certain applicable federal laws in these areas.  LifeRamp has taken steps to comply with applicable federal and state laws and regulations.  As, and if, its business develops, it intends to become and remain in compliance with the laws of the various states into which it expands its operations.  However, since legal and regulatory requirements can be complex and changes can be difficult to predict, there can be no assurance that it will be able to become compliant or maintain compliance with the applicable legal and regulatory requirements and interpretations.  LifeRamp's business, if commenced, could be materially and adversely impacted by its failure to comply with such existing or new requirements applicable to its business.

Employees

         As of March 31, 2004, we had 79 full-time and 2 part-time employees, 16 in sales and marketing, 11 in software and technology operations, 37 in customer and quality care, 15 in general administrative and 2 in finance.  None of our employees is represented by a labor union, and we have never experienced a work stoppage. We believe our relationship with our employees to be good.  However, our ability to achieve our financial and operational objectives depends in large part upon our continuing ability to attract, integrate, retain and motivate highly qualified sales, technical and managerial personnel, and upon the continued service of our senior management and key sales and technical personnel.  Competition for such qualified personnel in our industry and the geographical locations of our offices is intense, particularly in software development and technical personnel.

ITEM 2. PROPERTIES

         In February 2004 we relocated our executive offices from 420 Lexington Avenue, New York, New York to 33 Maiden Lane, New York, New York, which consists of approximately 22,000 square feet that we are subletting under a sublease that expires on June 29, 2008. We are obligated to continue to make monthly rental payments until the expiration of our Lexington Avenue lease on January 31, 2005 unless and until we are successful in subletting that space. We are also in the process of exploring additional space in downtown Manhattan, nearby to our Maiden Lane headquarters, as we anticipate that our staffing needs over the next twelve months may require additional office space

         We currently operate our business out of the following six leased offices:

Location	Square Footage	Lease Expiration Date
New York, New York	21,944	6/29/08
Indianapolis, Indiana	4,342	11/30/06
Salt Lake City, Utah	539	7/31/06
Irving, Texas	3,603	9/30/06
Vero Beach, Florida	3,025	8/31/06
Mountainview, California	2,000	4/1/04

ITEM 3. LEGAL PROCEEDINGS

         On June 3, 2003 two former executive officers, John Prufeta and Patricia Minicucci commenced an action against us by filing a Complaint in the Supreme Court of the State of New York for Nassau County (Index No. 03-008576) in which they alleged that we breached separation agreements entered into in December 2002 with each of them, and that we failed to repay amounts loaned by Mr. Prufeta to us.  Mr. Prufeta sought approximately $395,000 (including a loan of $120,000) and Ms. Minicucci sought approximately $222,000.  The Complaint was served on us on July 23, 2003.  On July 15, 2003, we paid in full $120,000 so loaned together with interest, without admitting the claimed default. We have continued to make severance payments and intend to honor our future severance obligations to these two former executives and have commenced negotiations with the plaintiffs to settle the dispute amicably.  On February 2, 2004, the Supreme Court of the State of New York for Nassau County issued an order for partial summary judgment in favor of Ms. Minicucci for the unpaid severance obligations of $138,064.  We have not disputed these amounts and have continued to pay during the pending litigation.

         On August 19, 2003, we commenced an action in the Federal district court for the southern district of Ohio (Case No. C-02-585) against PocketScript, LLC for $154,000, representing the unpaid principal amount of a note payable to us for advances made to PocketScript while we were performing due diligence leading to a potential purchase of PocketScript, which did not occur.  In what we believe to be essentially a negotiating tactic to obtain a more favorable settlement in our case, the individuals who were owners of an entity that was an owner of PocketScript filed an action on September 15, 2003 against us and against Darryl Cohen, our chief executive officer, personally, in the Court of Common Pleas, Hamilton County, Ohio (Case No. A0306937).  We were served on October 27, 2003.  This action alleges breach of contract and claims $850,000 of damages, and also alleges fraud and claims $1 million of compensatory damages and $3 million of punitive damages.  We believe that this action is without merit and we intend to defend against it.  On October 22, 2003, we voluntarily dismissed the case we had brought against PocketScript for procedural reasons.  On March 5, 2004, we entered into a settlement agreement with PocketScript and its principal, Stephen S. Burns, and exchanged general releases. Under the terms of the settlement, PocketScript agreed to pay us $75,000.  All parties to the settlement agreement preserved their rights in the remaining state court litigation between certain members of PocketScript and us.

         In the beginning of March 2004, we were effectively served with a Demand for Arbitration by Mark W. Lerner, a former officer, with respect to his claim that we improperly terminated his employment agreement, thereby resulting in claimed damages of as much as $350,000 plus prejudgment interest, statutory penalties relating to unpaid wages of 25% and legal fees.  We believe that we have defenses to the claimed damages and counterclaims that we can assert against Mr. Lerner regarding the damages we suffered from his employment and intend to vigorously pursue these in the arbitration.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         The following matters were submitted to our shareholders at the 2003 Annual Meeting of Shareholders held on December 17, 2003:

Proposal # 1.	All of the following nominees for director were elected at the Meeting:
Darryl R. Cohen
Andrew Brown
J.D. Kleinke
Dr. Jeffrey Stahl
David Friedensohn
Samuel Havens

            Proposal # 2.  Approval of the reincorporation of the Company in the State of Delaware under the name Ramp Corporation.

VOTES FOR	VOTES AGAINST	VOTES ABSTAINING	BROKER NON-VOTES
51,226,240	635,200	774,401	36,615,683

            Proposal # 3.  Ratification and approval of the adoption of the Company's 2004 Stock Incentive Plan.

VOTES FOR	VOTES AGAINST	VOTES ABSTAINING	BROKER NON-VOTES
47,051,888	4,121,987	1,461,966	36,615,683

            Proposal # 4.  Ratification and approval of the adoption of the Company's 2003 Consultants Stock Option, Stock Warrant and Stock Incentive Plan.

VOTES FOR	VOTES AGAINST	VOTES ABSTAINING	BROKER NON-VOTES
46,560,668	4,655,606	1,418,567	36,615,683

            Proposal # 5.  Ratification of the appointment of BDO Seidman, LLP as independent auditors for the fiscal year ending December 31, 2003.

VOTES FOR	VOTES AGAINST	VOTES ABSTAINING
88,092,247	271,971	887,306

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock has traded on the American Stock Exchange under the symbol "MXR" from April 6, 2000 until December 18, 2003.  Since December 19, 2003 and in connection with our reincorporation in Delaware, our common stock has traded on the American Stock Exchange under the symbol "RCO." The following table sets forth the per share high and low sale prices of our common stock for the period indicated as reported by the American Stock Exchange. On March 31, 2004, the last sales price reported on the American Stock Exchange was $0.58.

    Common Stock Price

	High	Low
Year Ended December 31, 2002:
Quarter Ended March 31	$ 0.95	$ 0.43
Quarter Ended June 30	$ 0.62	$ 0.26
Quarter Ended September 30	$ 0.62	$ 0.31
Quarter Ended December 31	$ 0.97	$ 0.45

Year Ending December 31, 2003:
Quarter Ended March 31	$ 0.71	$ 0.27
Quarter Ended June 30	$ 0.41	$ 0.19
Quarter Ended September 30	$ 0.49	$ 0.29
Quarter Ending December 31	$ 0.93	$ 0.42

Year Ending December 31, 2004:
Quarter Ended March 31	$ 0.86	$ 0.49

         There were 547 holders of record (and approximately 15,454 beneficial owners) of our common stock as of March 31, 2004.  The number of record holders includes stockholders who may hold stock for the benefit of others.

         We did not declare or pay a dividend for the years ending December 31, 2003 or December 31, 2002 and do not expect to pay any dividends on our common stock in the foreseeable future.  We currently intend to retain all available funds for the development of our business and working capital purposes.  The payment of dividends on our common stock is subject to our prior payment of all accrued and unpaid dividends on any preferred stock outstanding.

         For information regarding our securities issued under our equity compensation plans, see "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - "Equity Compensation Plan Information".

Recent Sales of Unregistered Securities

         In March 2004, we sold 10,869,565 shares of our common stock at a purchase price of $0.46 per share, for an aggregate purchase price of $5,000,000 to an accredited investor in a private placement. In connection with the private placement, the investor also received a five-year warrant to purchase 2,173,913 shares of our common stock at an exercise price of $0.80 per share.  We also issued a five-year warrant to purchase 173,912 shares of common stock at $0.80 per share to a finder and five-year warrants to purchase an aggregate of 831,391 shares of our common stock at $0.80 per share to the placement agent and its affiliates for its services in the placement.  We intend to use the net proceeds from the private placement for general corporate purposes.

         The foregoing transactions were effected in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D promulgated thereunder. Each of the recipients of these securities was an accredited investor, as defined in the rules promulgated under the Act, and agreed to accept the securities purchased for investment.

ITEM 6. SELECTED FINANCIAL DATA

         The following consolidated selected financial data, at the end of and for the last five fiscal years, should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this report.  Our financial statements have been audited by Ehrhardt Keefe Steiner & Hottman PC, our independent auditors for each of our 2001 and 2002 fiscal years and by BDO Seidman, LLP, our independent auditors of our consolidated financial statements and related notes thereto for our 2003 fiscal year. The consolidated selected financial data provided below is derived from our consolidated financial statements but is not necessarily indicative of our future results of operations or financial performance.  See Note 11 of Notes to Consolidated Financial Statements for segment reporting information.

	2003	2002	2001	2000(1)	1999
Revenues	$ 433,000	$ -	$ 29,000	$ 326,000	$ 24,000
Software and technology costs	2,756,000	2,366,000	1,288,000	865,000	596,000
Disproportionate deemed dividends	2,056,000	-	-	-	-
Beneficial conversion feature	2,156,000	-	-	-	-
Net loss applicable to common Stockholders	(31,321,000)	(9,014,000)	(10,636,000)	(6,344,000)	(5,422,000)
Net loss applicable to common stockholders per share - basic and diluted	(0.35)	(0.14)	(0.21)	(0.15)	(0.29)
Total assets	9,673,000	3,793,000	3,101,000	5,089,000	4,629,000
Working capital (deficit)	(1,098,000)	(252,000)	(1,404,000)	394,000	644,000
Long term obligations	-	-	-	-	400,000
Stockholders' equity	5,997,000	1,618,000	1,345,000	4,202,000	2,376,000

___________

(1)  In February of 2000, we disposed of our remaining medical staffing business and became solely a developer of software for our own use in providing Internet based communications for the medical services industry.

         The following supplemental information is related to software development expenses.

Software Development Costs:	2003	2002	2001	2000 (1)	1999
Software research and development costs (2)	$ 2,756,000	$ 691,000	$ 1,075,000	$ 685,000	$ 596,000
Capitalized software development costs	-	633,000	434,000	495,000	-
Total Software Development Costs incurred	$ 2,756,000	$1,324,000	$ 1,509,000	$ 1,180,000	$ 596,000

____________

(1)  In February of 2000, we disposed of our remaining medical staffing business and became solely a developer of software for our own use in providing Internet based communications for the medical services industry.

(2)  Excludes amortization of previously capitalized development software costs and license fees and impairment write-off of capitalized costs included in software and technology costs in the Company's statement of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         We develop and market healthcare connectivity software centered around the CarePoint Suite of healthcare communication technology products for electronic prescribing, laboratory orders and results, Internet-based communication, data integration and transaction processing through a handheld device or browser, at the patient point of care.  Our products enable communication of healthcare information among physicians' offices, pharmacies, hospitals, pharmacy benefit managers, health management organizations, pharmaceutical companies and health insurance companies.  Our technology is designed to provide access to safer, better healthcare and more accurate and less expensive POC information gathering and processing.

         In expanding our services for medical professionals, in November 2003, we acquired the business and assets of Frontline which provides telephone answering services to physicians and other medically-related businesses and answering and other virtual office services to non-medical businesses and professionals.

         We are currently exploring the feasibility of using LifeRamp to commence a new business, making non-recourse loans to terminally ill cancer patients secured by their life insurance policies.

Critical Accounting Policies

Critical Accounting Policies and Items Affecting Comparability

         Quality financial reporting relies on consistent application of our accounting policies that are based on accounting principles generally accepted in the United States.  The policies discussed below are considered by management to be critical to understanding our financial statements and often require management judgment and estimates regarding matters that are inherently uncertain.

Revenue Recognition

         We recognize revenue from service contracts relating to Frontline as services are performed, provided that the following revenue recognition criteria are met:

•                 Persuasive evidence of an arrangement exists.

•                 Service is provided.

•                 The fee is fixed or determinable.

•                 Collectibility is probable.

         We recognize revenue related to sales of technology and related agreements only when we have completed all of our obligations and are entitled to payment from the customer.  At our stage of development, we have just started to realize recurring revenues from the sale of our technology.  We signed an agreement with a client providing for $10,000 of sign-up fees and possible additional revenues in connection with the introduction of our e-prescribing software to physicians who are customers of the client.  We are recognizing the sign-up fees ratably during the period in which we expect to introduce the software to physicians. Additional revenue may be earned by us based on the extent of the future use of our software by the physicians.  Additional revenue will not be recognized until it is earned and due under the terms of the agreement.

         Technological feasability for our software is reached shortly before the products are released commercially.  Costs incurred after technological feasibility is established are not material, and, accordingly, we expense all software and technology costs when incurred.

Goodwill

         Goodwill represent acquisition costs in excess of the fair value of net tangible assets of businesses purchased. In conjunction with our adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), we evaluate our goodwill annually for impairment, or earlier if indicators of potential impairment exist.  The determination of whether or not goodwill or other intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting units. Changes in our strategy and or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.  We will continue to evaluate our goodwill for impairment on an annual basis or sooner if indicators of potential impairment exist.

Long-lived Assets

         With the exception of goodwill, long-lived assets, such as property and equipment and other intangible assets, net, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and their eventual disposition is less than their carrying amount. Impairment, if any, is assessed using discounted cash flows.  During the year ended December 31, 2003, no such impairment losses were recognized.

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

Equity Transactions

         In many of our financing transactions, warrants have been issued. Additionally, we issue options and warrants to non-employees from time to time as payment for services.  In all of these cases, we apply the principles of SFAS No. 123 "Accounting for Stock-based Compensation" to value these awards, which inherently include a number of estimates and assumptions including stock price volatility factors.  We based our estimates and assumptions on the best information available at the time of valuation, however, changes in these estimates and assumptions could have a material effect on the valuation of the underlying instruments.

Results of Operations

Comparison of years ended December 31, 2003 and December 31, 2002.

         Revenues. Total revenues for 2003 were $433,000 compared to no revenues in 2002. The increase was  primarily due to our acquisition of Frontline, which contributed $242,000 and the recognition of $173,000 of revenues related to certain technology agreements, coupled with revenue earned from a distribution partner in connection with our product to a targeted group of physicians of $18,000.

         Expenses. Total expenses for 2003 were $27.6 million, compared to $9.0 million for 2002, an increase of $18.6 million.

         Software and technology costs increased $390,000, or 16.5%, from the prior year to $2.8 million. The increase is due to the growth in personnel cost of $105,000, coupled with additional costs associated with the formation of our new engineering department of $40,000, and the increases in consulting and travel related costs of $88,000 and $41,000 respectively, as well as higher technical licensing, technology tools and communication costs of $116,000 due to the increased support of the new technology.

         Selling, general and administrative expenses increased $8.9 million, or 151.0%, from the prior year to $14.8 million. The increase is due to higher salaries and benefits costs of $681,000 which includes $189,000 for Frontline, $392,000 for our expanded marketing department and $100,000 spent on the growing sales operations department coupled with an increase of $1.3 million in advertising and promotion, including our television advertisement campaign, and increased travel related costs, and professional fees of $643,000 and $3,719,000 respectively. Additionally, executive compensation costs and board of director costs increased approximately $2,530,000 due to increased personnel, coupled with one time charges related to stock option, warrants and restricted stock grants.

         Costs associated with a terminated acquisition were $142,000 and related to the write-off of expenses associated with the potential acquisition of PocketScripts.

         Interest and other financing costs increased $9.5 million, or 2,494.2%, from the prior year to $9.9 million. The increase is primarily due to the increased number of various types and levels of capital raises done during 2003.

         As a result of the financings mentioned above, the year was impacted by a disproportionate deemed dividend, caused by the modification of warrants held by certain warrant holders and common stock held by certain purchasers of our common stock. Additionally, we recorded a beneficial conversion feature discount related to the placement of our 2003 Series A convertible preferred stock in December 2003. The Black-Scholes values of the warrant modifications and the intrinsic value of the beneficial conversion feature of $2.0 million and $2.2 million, respectively, are reflected as an increase in net loss applicable to common stockholders and in basic and diluted loss per share.

         Other income (expense) increased $70,000, or 149.0% from the prior year to $23,000 primarily due to the absence in 2003 of $169,000 of losses on fixed asset disposals that were recorded in 2004, increased financing costs of $9.1 million as a result of our debt and other financing transactions during 2003, coupled with increased interest expense increased of $300,000.

         As a result, the net loss applicable to common stockholders increased $22.3 million, or 247.5%, from the prior year to $31.3 million.

Comparison of years ended December 31, 2002 and December 31, 2001

         In 2001, we recognized $29,000 in revenue primarily from the sales of ADC Hardware, a product that we no longer sell.

         Software and technology costs of $2,366,000 were incurred in 2002, an increase of $1,078,000 compared to $1,288,000 for 2001. The increase is primarily related to the write-off of $1,066,000 of previously capitalized net software development costs for which recoverability became uncertain due to uncertainty in future cash flows.  The increase also reflects additional license costs incurred in 2002 of $336,000 over 2001 due to added infrastructure to support our transaction service capabilities in 2002 as we placed a major focus on deployment of our technologies with PBMs during the first three quarters of 2002.  Amortization of capitalized software development costs increased $60,000, while research and development costs decreased by $384,000.

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

Liquidity and Capital Resources

         We had $1,806,000 in cash as of December 31, 2003 compared to $1,369,000 in cash as of December 31, 2002 and $8,000 as of December 31, 2001.  The net working capital deficit was ($1,098,000) as of December 31, 2003, compared to a deficit of ($252,000) at December 31, 2002.

         During 2003, net cash used in operating activities was $12,847,000 compared to $5,469,000 in 2002.  During 2003 the Company completed two acquisitions (see Note 3).  During 2003 we raised approximately $15,893,000 of net proceeds through various private placements of our common stock, preferred stock, convertible debentures and promissory notes, together with common stock warrants in certain instances. During 2002, we raised $5,125,000 from private placements of our common stock net of offering costs, $1,000,000 from the issuance of a convertible debenture, $972,000 from our equity line of credit net of offering costs and $817,000 from exercise of options and warrants. Our equity line of credit was terminated in August 2002.

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

         The Company expects to continue to experience losses in the near term, until such time that its technologies can be successfully deployed with physicians to produce revenues. The continuing deployment, marketing and the development of the merged technologies will depend on the Company's ability to obtain additional financing. The Company has not generated any significant revenue to date from this technology. The Company is currently funding operations through the sale of common stock, and there are no assurances that additional investments or financings will be available as needed to support the development and deployment of the merged technologies. The need for the Company to obtain additional financing is acute and failure to obtain adequate financing could result in lost business opportunities, the sale of the Company at a distressed price or may lead to the financial failure of the Company.

         We are funding our operations now through the sale of our securities.  There can be no assurance that additional investments or financings will be available to us as needed on favorable terms or at all to support the development and deployment of the HealthRamp Technology.  Failure to obtain such capital on a timely basis could result in lost business opportunities, the sale of the HealthRamp Technology at a distressed price or the financial failure of our company.

         Below is a table that presents our obligations and commitments at December 31, 2003:

Payment Due By Period

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Lease Obligations	$3,668,000	$1,006,000	$1,752,000	$510,000	$ -

            See discussion regarding contingent consideration related to our acquisition of Frontline in Note 3 to our consolidated financial statements.

         Attached hereto and filed as a part of this Annual Report on Form 10-K are our consolidated financial statements, beginning on page F-1.

Recently Issued Accounting Pronouncements

         In December 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition", which amends SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple-element revenue arrangements, superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables."  Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers, or FAQ, issued with SAB 101 that had been codified in SEC Topic 13, "Revenue Recognition."  Selected portions of the FAQ have been incorporated into SAB 104.  While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104.  Adoption of this standard had no material impact on our financial statements.

         Effective January 1, 2003, the Company adopted the recognition and measurement provisions of FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others".  The Interpretation expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded.  The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, that company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements.  The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end.  The Company does not currently provide significant guarantees. As a result, this interpretation has not had a material impact on the consolidated financial statements.

         In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity ("SFAS 150"), which is effective for the interim period beginning after March 15, 2003, with the exception of certain provisions that the FASB has deferred.  SFAS 150 establishes standards for our classification of liabilities in our financial statements that have characteristics of both liabilities and equity.  We believe that the adoption of SFAS 150 will not have a material effect on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We do not hold or engage in transactions with market risk sensitive instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Attached hereto and filed as a part of this Annual Report on Form 10-K are our consolidated financial statements, beginning on page F-4.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On June 20, 2003, upon recommendation and approval of our audit committee, we dismissed Ehrhardt Keefe Steiner & Hottman, PC, which served as our independent auditors for our 2002 fiscal year, and determined to engage BDO Seidman, LLP as our independent auditors for our 2003 fiscal year.  This change in independent auditors was previously reported by us in a Current Report on Form 8-K, dated June 20, 2003, filed June 26, 2003 and in a Current Report on Form 8-K/A, dated June 20, 2003, filed September 4, 2003.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

            Our management, including our chief executive officer and chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures pursuant to the Securities Exchange Act Rules 13a-15(e) and 15(d)-15(e), as of December 31, 2003.

            Our auditors, BDO Seidman, LLP, have advised us that, under standards established by the American Institute of Certified Public Accountants ("AICPA"), reportable conditions involve matters that come to the attention of auditors that relate to significant deficiencies in the design or operation of internal controls of an organization that, in the auditors' judgment, could adversely affect the organization's ability to record, process, summarize and report financial data consistent with the assertions of management in the consolidated financial statements.

            BDO Seidman, LLP has advised our management and our Audit Committee that, in BDO Seidman, LLP's opinion, there were reportable conditions during 2003, which constituted material weaknesses in internal control.  More specifically, during 2003, our accounting staffing, records and controls were insufficient to identify and record all accounting entries necessary to reflect our financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States, and prepare financial reports in compliance with the rules and regulations of the Securities and Exchange Commission.  In particular, there were numerous accounting errors and misapplications of accounting principles generally accepted in the United States, due in large measure, to the absence of a chief financial officer or other individual with the appropriate experience and background to handle accounting and financial reporting matters arising from the complexity of a number of our transactions during 2003.  However, BDO Seidman, LLP has advised the Audit Committee that these conditions were considered in determining the nature, timing, and extent of the procedures performed for the audit of our financial statements for the year ended December 31, 2003, and that these conditions did not affect its report dated April 8, 2004 with respect to these financial statements, which includes an explanatory paragraph indicating that our recurring losses from operations and working capital deficit raise substantial doubt about our ability to continue as a going concern.

            As a result of the material weaknesses described above, our management, including our current chief executive officer and current chief financial officer, has determined that our disclosures controls and procedures were inadequate as of December 31, 2003.  Our management is already considering potential enhancements to our internal controls and procedures that address the issues raised.  For example, in November 2003, we hired a permanent chief financial officer with public company accounting and reporting experience. In addition, we have commenced a search for an experienced financial reporting manager, plan to centralize the accounting functions for all our operations, and are reconstituting our Board of Directors and Audit Committee.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our directors and executive officers, as of March 31, 2004, are listed below:

Name	Age	Position	Director or Officer Since
Andrew Brown	34	Director, President and Chief Operating Officer, Chair of the Nominating Committee	2003
Darryl R. Cohen	51	Director, Chairman of the Board, Chief Executive Officer and Chair of the Executive Committee	2002
Mitchell M. Cohen	48	Executive Vice President, Chief Financial Officer and Secretary	2003
Nancy L. Duncan	53	Executive Vice President	2003
David Friedensohn	42	Director and Chair of the Audit and Compensation Committees	2003
Samuel H. Havens	60	Director	1999
Paul R. Hessinger	50	Executive Vice President	2003
Louis E. Hyman	36	Executive Vice President and Chief Technology Officer	2001
J.D. Kleinke	42	Director	2003
Jeffrey A. Stahl	48	Director	2003

All of our executive officers are full-time employees.  Each executive officer holds office until his or her successor is elected and qualified or until his or her earlier resignation, retirement or removal.

         From December 17, 2003 until April 13, 2004, our Board of Directors was composed of six directors, divided into three classes.  Each class of directors serves for a term expiring at the third succeeding annual meeting of stockholders after the year of election of such class, and until their successors are elected and qualified.  Messrs. Brown and Cohen are our Board's Class III directors whose term of office will expire in 2006.  Until April 13, 2004, Mr. Kleinke was and Dr. Stahl is our Board's Class II directors whose term of office will expire in 2005 and Messrs. Friedensohn and Havens are our Board's Class I directors whose term of office will expire in 2004.

         On April 13, 2004, we reduced the total number of directors on our Board of Directors from six to five pursuant to our By-laws, which permits our Board to set the number of directors from time to time.  This change was made to avoid the possibility of a deadlocked Board with an evenly split vote.  At the time of such change, J.D. Kleinke, a Class II director, whose term in office would have expired at our 2005 annual meeting of stockholders, resigned from our Board, and David Friedensohn and Samuel H. Havens, our two Class I directors whose terms in office would have expired at our 2004 annual meeting of stockholders, indicated their intention to resign from our Board as soon as this Annual Report on Form 10-K was filed with the SEC.  We have already identified prospective directors to fill the vacancies when the resignations of Messrs. Friedensohn and Havens become effective and such individuals have already indicated their willingness to serve as Class I directors.  Such individuals are Steven C. Berger and Richard A. Kellner.

Biographical information on each current executive officer and director and each prospective director is set forth below.

Biographical Information

Steven C. Berger.  Steven Berger has been chief financial officer of Global/CHC Worldwide LLC, a chemical coatings company, since January 2004.  From late 2002 to 2004 Mr. Berger was retired.  From 2000 to 2002, Mr. Berger was chief financial officer of Virtual BackOffice Inc., a company that provides "virtual" secretarial services.  Prior thereto, Mr. Berger was president of Morgan Harris & Co., where he was involved in equity trading.  Mr. Berger graduated from Boston University with a BS in Business Administration with a concentration in Finance.

Andrew Brown.  Andrew Brown was appointed our President and Chief Operating Officer in October 2003.  Prior to such appointment, Mr. Brown was an employee and affiliate of External Affairs, Inc., which has been a consultant to us since August 2001. External Affairs is a consulting firm focused on investor relations, financing and strategic advice to small public and private companies. External Affairs is under contract to provide consulting services to us, which consulting services have been performed by Mr. Brown. Prior to working for External Affairs, from July 1997 to August 2001, Mr. Brown served as president and chief investment officer of CounterPoint Capital Management, an investment fund focused on small public and private companies.  Mr. Brown graduated from Queens College with Honors, with a BA in Economics and Accounting, and from New York University's Stern School of Business, with a MBA in Finance, International Business and Economics.  Mr. Brown is a licensed certified public accountant.  Upon his becoming our President and Chief Operating Officer, the compensation payable to External Affairs was reduced by the amount of compensation thereafter payable to Mr. Brown as our officer and employee.

Darryl R. Cohen. Darryl Cohen joined our company in September 2002 as President and Chief Executive Officer and was appointed our Chairman and Chief Executive Officer in October 2003. Mr. Cohen has been a shareholder of, and strategic advisor to, us since 1999. Mr. Cohen was President of DCNL Incorporated, a privately-held beauty supply manufacturer and distributor he founded in 1988 and sold to Helen of Troy, Ltd. in 1998. Since the sale of DCNL until December 2002, Mr. Cohen has been rendering financial restructuring services to individuals as a co-owner of Omni Financial Services, Inc. and has been engaged as a private investor. Mr. Cohen is a director of Access Marketing, Inc. Mr. Cohen graduated from the University of California at Berkeley with a BA in Political Science.

Mitchell M. Cohen.  Mitchell Cohen joined our company in November 2003 as Executive Vice President and Chief Financial Officer and Secretary.  From June 2002 to October 2003, Mr. Cohen was a financial and business consultant to three public companies.  From November 1998 to May 2002, Mr. Cohen served as chief financial officer of Siebert Financial Corp., a publicly traded discount brokerage firm.  Prior to that, Mr. Cohen was, among other positions, the chief financial officer of two other publicly traded companies.  Mr. Cohen graduated from Queens College with a BA in Accounting.

Nancy L Duncan.  Nancy Duncan joined our company in November 2003 as Executive Vice President in connection with our acquisition of the Frontline business.  Prior thereto, Ms. Duncan was president and co-founder of Frontline Communications and Frontline Physicians Exchange since its inception in 1996.  Ms. Duncan has over 25 years of experience in healthcare management.  Ms. Duncan attended the University of Indianapolis.

David Friedensohn.  David Friedensohn is the Chief Executive Officer and Chairman of the Board of BigStar Entertainment Inc., a public holding company devoted to buying and building entertainment brands and products, which Mr. Friedensohn founded in March of 1998. Mr. Friedensohn graduated from Dartmouth College with a BA and from Columbia University with an MBA in Finance.

Samuel H. Havens.  Samuel Havens has been a healthcare consultant since his retirement in 1996 from Prudential Healthcare, an affiliate of The Prudential Insurance Company, where he had served as its President for more than five years. Mr. Havens is a member of the Board of Advisors of Temple Law School and the Editorial Board of Managed Care Quarterly. Mr. Havens graduated from Hamilton College with a BA, from Temple Law School with a JD, received a CLU from the American College of Life Underwriters and completed the Executive Program in Business Administration at Columbia University.

Paul R. Hessinger.  Paul Hessinger joined us in June 2003.  From June 2001 until May 2003, Mr. Hessinger served as chief marketing officer of Data Direct Technologies, Inc., a software company. From 1999 to June 2001, Mr. Hessinger was chairman and chief executive officer of Open Avenue Incorporated, a software company. From March 1995 until 1999, Mr. Hessinger was the executive technology counsel at Platinum Technology Inc., a software company. Mr. Hessinger graduated from Kanisius College with a BA in Mathematics and Economics.

Louis E. Hyman.  Louis Hyman joined us in May 2001 as Executive Vice President and Chief Technology Officer, and acted as interim Chief Technology Officer for the two months prior thereto, while he was performing consulting work for us. From November 2000 until joining us, Mr. Hyman was president and chief executive officer of Ideal Technologies, Inc., a healthcare integration consulting firm.  From 1999 to November 2000, Mr. Hyman was vice president for information technology at WedMd Corporation and its predecessor companies. For more than eight years prior to 1999, Mr. Hyman was vice president and director of development for LaPook Lear Systems, Inc., a predecessor of WebMD, Inc. Mr. Hyman graduated from St. John's University summa cum laude where he earned a BS degree in Computer Science.

Richard A. Kellner.  Richard Kellner is a certified public accountant and President of Next Chapter Associates, a boutique risk management and financial operations advisory firm focusing on designing and implementing risk management and risk transfer programs, which he founded in December 2001.  Mr. Kellner's prior experience includes five years as senior vice president of finance for Access Industries Inc., a diversified global manufacturing firm and five years as controller for new business development for SK Global, a global commodities trading business.  Mr. Kellner began his career in public accounting at Price Waterhouse.  Mr. Kellner graduated from the University of Vermont, cum laude, with a BS in Accounting and Finance.

Jeffrey A. Stahl.  Jeffrey Stahl is a medical doctor in private practice in the area of non-invasive cardiology since May 2000. From January 1996 until May 2000, Dr. Stahl was the Director of Non-Invasive Cardiology at St. Francis Hospital in Roslyn, New York. Dr. Stahl graduated from Boston University with a BA and from Albert Einstein College of Medicine with an MD.

Identification of Audit Committee

            We have a separately designated standing Audit Committee which, until April 14, 2004, the date of Mr. Kleinke's resignation as director and after our 2003 financial statements had been reviewed and approved by the Audit Committee, consisted of Messrs. Friedensohn, Havens and Kleinke.  Once the resignations of Messrs. Friedensohn and Havens become effective and once the resulting vacancies in Class I directors are filled with Messrs. Berger and Kellner, our Audit Committee will consist of Jeffrey A. Stahl, Steve Berger and Richard Kellner, with Mr. Kellner acting as Chairman of such Committee and its designated financial expert.  Prior to their resignations as directors, Joan E. Herman served on the Audit Committee until September 2003 and Guy Scalzi served on the Audit Committee from February 2003 to September 2003.

Audit Committee Financial Expert

            We have determined that David Friedensohn is an audit committee financial expert and that he is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.  We have made a qualitative assessment of Mr. Friedensohn's level of knowledge and experience based on a number of factors, including his formal education and experience as a chief executive officer of a public company actively supervising the chief financial officer and auditors and approving and evaluating audit procedures.

Section 16(a) Beneficial Ownership Reporting Compliance

         Based solely upon our review of Forms 3, 4 and 5 filed with the Securities and Exchange Commission under the Securities Exchange Act of 1934 and a review of written representations received by us, no person who at any time during 2003 was a director, executive officer or beneficial owner of 10% or more of the outstanding shares of our common stock failed to file, on a timely basis, the reports required by Section 16(a) of the Securities Exchange Act, except that (a) Darryl Cohen filed a Form 4 relating to the acquisition of stock as bonus compensation and relating to the gift of stock from a family trust to a trust for his child, one day late, (b) Arthur Goldberg (a former officer) filed a Form 4 relating to the grant of stock options late (c) Patrick Jeffries (a former director) filed a Form 4 relating to the grant of stock options late, (d) Guy Scalzi (a former director) filed a Form 4 relating to the grant of stock options late, and (e) Mark Lerner (a former officer) failed to file a Form 4 relating to stock received in a private placement, and (f) Paul Hessinger filed a Form 3 and a Form 4 relating to his appointment as Executive Vice President and to the grant of stock options late.

Code of Ethics

         We have adopted a code of ethics that applies to our principal executive officer and principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer Compensation

            The following table sets forth information concerning compensation for services in all capacities to us for the three years ended December 31, 2003, awarded or paid to, or earned by our chief executive officer, the two most highly compensated executive officers who earned more than $100,000 in 2003 who were serving as such at December 31, 2003 and two additional executive officers who would otherwise have been included had they remained executive officers at December 31, 2003 (the "Named Officers").

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other	Restricted Stock Awards	Securities Underlying Options	All Other Compensation
Darryl R. Cohen Chairman and Chief Executive Officer	2003 2002 2001	$262,644 $42,404 -	$150,000 - -	$10,685(1) - -	$340,000(2)	3,000,000 shares 1,740,000 shares (3) -	$81,933(4) -
James Q. Gamble (5) Executive Vice President and Chief Operating Officer (former)	2003 2002 2001	$128,665 - -	- - -	- - -		- - -	- - -
Arthur L. Goldberg (6) Executive Vice President and Chief Financial Officer (former)	2003 2002 2001	$117,225 - -	- - -	- - -		60,000 shares - -	- - -
Paul R. Hessinger Executive Vice President	2003 2002 2001	$100,000 - -	$25,000 - -	- - -		320,000 shares - -	- - -
Louis E. Hyman Executive Vice President and Chief Technology Officer	2003 2002 2001	$217,865 $211,860 -	$15,000 - -	- - -		500,000 shares 125,000 shares 250,000 shares	- - $156,625(7)

__________________

(1)   Includes automobile allowance and life insurance premiums for such executive.

(2)  Indicates grant date value of award of 1,000,000 shares of restricted stock which vesting was accelerated in full on November 20, 2003.

(3) Does not include options to acquire 480,000 shares, which were subsequently cancelled ab initio.

(4) Mr. Cohen joined our company as chief executive officer in September 2002. Prior to that time, Mr. Cohen served as a consultant to us. "All Other Compensation" includes consulting fees paid to Mr. Cohen.

(5) Mr. Gamble's employment with us terminated in May 2003.

(6) Mr. Goldberg's employment with us terminated in November 2003.

(7) During 2001, Mr. Hyman, through an affiliated entity, served as a consultant to us before he became a full time employee and executive officer in May 2001, and his affiliated entity received $156,625 for his services, which is included in All Other Compensation.  Mr. Hyman also received a grant of options to purchase 20,000 shares for his consulting services, which are included in the 250,000 options granted in 2001.

Certain option information with respect to fiscal 2003 relating to the Named Officers in the Summary Compensation Table is set forth below:

Options Granted in 2003

Name	Number of Securities Underlying Options Granted	Percentage of Total Options Granted to Employees in 2003	Exercise Price (per share)	Expiration Date	Valuation under Black-Scholes Pricing Method (1)
Darryl R. Cohen(2)	3,000,000	26.3%	$0.25	7/10/08	$881,589
James Q. Gamble	0	-	-	-	-
Arthur L. Goldberg(3)	60,000	0.5%	$0.44	10/1/08	$29,528
Paul R. Hessinger(4)	320,000	2.8%	$0.34	7/10/08	$88,327
Louis E. Hyman(5)	500,000	4.4%	$0.44	10/03/08	$165,233

________________

(1) The Black-Scholes option-pricing model estimates the option's fair value by considering the following assumptions: (a) the option's exercise price and expected life; (b) the underlying current market price of our common stock and expected volatility; (c) expected dividends; and (d) the risk free interest rate corresponding to the term of the option. The values in the table use an expected volatility up to 114.85%, a risk-free rate of 2.25%, no dividend yield and anticipated exercise at the end of the option term.

(2) Represents a five-year option all of which shares subject to such option became fully vested in November 2003.

(3) Represents a five-year option, 50% of which shares subject to such option vested upon the filing of our Quarterly Report on Form 10-Q for the period ended September 30, 2003 and 50% of which will vest upon the filing of this Annual Report on Form 10-K.

(4) Represent a five-year option of which 80,000 shares subject to the option vested on the date of grant and 80,000 shares vested on each of September 30, 2003, December 31, 2003 and March 31, 2004.

(5) Represents a five-year option of which 250,000 shares subject to the option vested on the date of grant and 250,000 shares vest in eight equal three-month installments of 31,250 shares each, beginning December 31, 2003, in each case provided that Mr. Hyman is in our employ at that time.

Aggregated Option Exercises in 2003 and Fiscal Year-End Option Values

			Number of Shares Underlying Unexercised Options at 12/31/03		Value of Unexercised In-the-Money Options at 12/31/03 (1)
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Darryl R. Cohen	0	0	3,000,000	0	$870,000	-
James Q. Gamble	0	0	0	0	-	-
Arthur L. Goldberg	0	0	30,000	30,000	$3,000	$3,000
Paul R. Hessinger	0	0	240,000	80,000	$48,000	$16,000
Louis E. Hyman	0	0	636,250	218,750	$28,125	$21,875

There were no exercises of options by Named Officers in fiscal year 2003.

(1) The dollar values represent the difference between $0.54 per share, the closing price of our common stock on December 31, 2003, and the exercise price per share of the respective stock options, multiplied by the number of shares subject to the stock option.

            Options to purchase 315,500 shares of our common stock were exercised in 2003.

         The Company currently has no retirement, pension or profit-sharing program for the benefit of its directors, executive officers or other employees. The Company has a 401(k) plan for its employees, but does not make any contributions to the plan.

Employment Agreements

         Darryl R. Cohen, our Chairman and Chief Executive Officer, has a one-year employment agreement, ending June 30, 2004. The agreement provides that Mr. Cohen will be compensated at an annual base salary of $375,000, with a discretionary bonus potential up to his base salary based upon the Company attaining a specified level of gross revenue during his employment year. The agreement also provides for (i) the grant of 1,000,000 performance shares of our common stock under our 2003 Stock Incentive Plan vesting on the earlier of January 6, 2004 or July 9, 2008, provided Mr. Cohen is our chief executive officer on such dates, and (ii) a five-year non qualified stock option to purchase an aggregate of 3,000,000 shares of our common stock at a price of $0.25 per share, of which (i) 1,000,000 shares will vest in four equal three month installments beginning September 30, 2003, and (ii) 2,000,000 shares will vest (in accordance with a formula set forth in the agreement) on the earlier of June 30, 2004 or July 9, 2008, in both cases, if Mr. Cohen is our chief executive officer on such dates.  The agreement provides that, upon the occurrence of a change in control of our company, all options described in the agreement will be deemed fully vested and exercisable. The agreement is terminable by either us or Mr. Cohen for any reason on ninety days notice. Mr. Cohen reports to, and serves as, a member of the Board of Directors without additional compensation. Mr. Cohen was paid a cash bonus of $150,000 for his services in the year ended June 30, 2003 in July 2003.

         Louis E. Hyman, our Executive Vice President and Chief Technology Officer, has a one-year employment agreement, currently ending on September 30, 2004, which is renewable for additional one-year periods. The agreement, which provided for the grant of a $15,000 bonus to Mr. Hyman on or before September 30, 2003, provides that Mr. Hyman will be compensated at an annual salary of $190,000. The agreement also provides for the grant of options to purchase an aggregate of 500,000 shares of our common stock, of which (i) options for 250,000 shares vest on the grant date, and (ii) options for 250,000 shares vest in eight equal three-month installments, the first of which vests on December 31, 2003, in each case provided that Mr. Hyman is in our employ at such time. Such options were granted on October 3, 2003 at an exercise price of $0.44, the closing price of our common stock on that date on the American Stock Exchange. The agreement provides that, upon the occurrence of a change in control of our company, all options described in the agreement will be deemed fully vested and exercisable. The agreement is terminable by either us or Mr. Hyman for any reason on ninety days notice.

         Paul R. Hessinger, our Executive Vice President, has an one-year employment agreement ending on May 31, 2004, which is renewable annually for additional one-year terms. The agreement provides that Mr. Hessinger will be compensated at an annual base salary of $200,000. The agreement also provides for Mr. Hessinger to receive (a) a cash bonus of $25,000 payable on or before each of December 10, 2003 and June 10, 2004, and (b) an option to purchase an aggregate of 320,000 shares of our common stock at a price of $0.34 per share (which equalled the market rate of our common stock on the grant date), (i) options to purchase 80,000 shares vested on the date of grant, and (ii) options to purchase 80,000 shares will vest on each of September 30, 2003, December 31, 2003 and March 31, 2004, in each case provided that Mr. Hessinger is in our employ at such date. The agreement is terminable by either us or Mr. Hessinger for any reason on ninety days notice. If Mr. Hessinger is terminated by us without cause prior to May 31, 2004, he will be entitled to his base salary for three months or the balance of the initial term, whichever is less; and if he is terminated without cause thereafter if certain company goals were achieved prior to May 31, 2004, he will be entitled to the greater of (a) any company severance then in effect, or (b) his base salary for three months or for the balance of the then term of the agreement, whichever is less.

Change in Control Arrangements

         As set forth above under "Employment Agreements," our employment agreements with each of Messrs. Cohen and Hyman provide that, upon a change of control of the Company, any unvested options to acquire shares of our common stock which have been granted pursuant to their respective employment agreements, will become fully vested and exercisable.

Director and Officer Compensation

         On January 6, 2003, the expiration date of warrants to purchase 600,000 shares of our common stock which were originally issued to Mr. Cohen in connection with our 1999 Preferred Stock Series C financing was extended from April 1, 2003 until August 1, 2004.

         On July 10, 2003, when the closing price of our common stock on the American Stock Exchange was $0.34 per share, each of our then directors was granted options to purchase shares of our common stock at an exercise price of $0.25 per share.  Such options were granted as follows: (a) Mr. Havens received options to purchase 200,000 shares of common stock which will vest on September 1, 2004 conditioned on Mr. Havens remaining as a director at least until such time; (b) Mr. Cohen received options to purchase an aggregate of 3 million shares of common stock, of which (i) options to purchase 2 million shares will vest on July 9, 2008, subject to earlier vesting in June 2004 based upon a formula contained in Mr. Cohen's employment agreement with us, and (ii) options to purchase 1 million shares vest in 25% increments every three months beginning September 30, 2003 conditioned on Mr. Cohen remaining employed by us at the end of each three-month period (vesting on all of Mr. Cohen's options were accelerated on November 20, 2003); (c) Patrick Jeffries (a former director) received options to purchase an aggregate of 1,300,000 shares of common stock, of which (i) options to purchase 800,000 shares will vest on September 31, 2004 conditioned on Mr. Jeffries remaining as a director at least until such time, and (ii) options to purchase 500,000 shares vest in 25% increments every three months beginning September 30, 2003 conditioned on Mr. Jeffries remaining as a director at least through the end of each three-month period; (d) Mr. Brown received options to purchase an aggregate of 1,500,000 shares of our common stock, of which (i) options to purchase 500,000 shares vest in 25% increments every three months beginning September 30, 2003 conditioned on Mr. Brown continuing to render consulting services to us at the end of each three-month period, and (ii) options to purchase 1 million shares will vest on July 9, 2008, subject to earlier vesting in June 2004 based upon a formula contained in our consulting agreement with Mr. Brown's affiliate pursuant to which Mr. Brown is rendering services to us; (e) Mr. Hessinger received options to purchase an aggregate of 320,000 shares of our common stock, of which (i) options to purchase 80,000 shares vested on the date of grant, and (ii) options to purchase 240,000 shares vest in three equal three-month installments beginning September 30, 2003 conditioned on Mr. Hessinger remaining as an employee at least through the end of the respective three-month periods; and (f) Guy Scalzi (a former director) received options to purchase 200,000 shares of our common stock which terminated unvested upon Mr. Scalzi's resignation from the Company on September 15, 2003 according to the terms of the option. In addition, on such date, an affiliate of Mr. Brown received 500,000 shares of our common stock for services rendered to us by Mr. Brown on behalf of such affiliate.  With respect to Messrs. Cohen, Brown and Jeffries, we have agreed to pay all income tax obligations incurred by such persons as a result of their foregoing July 2003 option grants, so that such person will have no income tax liability as a result of such grant.  We have accrued an aggregate of $278,000 for such purpose.

         On October 2, 2003, we granted an option to Arthur Goldberg (a former officer) to purchase 60,000 shares of our common stock at an exercise price of $0.44 per share, the closing price of our common stock on the American Stock Exchange on such date.  Mr. Goldberg's option vests as to 50% of the shares subject to his option upon the filing with the SEC, on or prior to November 14, 2003, of our Quarterly Report on Form 10-Q for the period ended September 30, 2003, and as to 50% of the shares subject to his option upon the filing of our Annual Report on Form 10-K for fiscal 2003.

         On October 3, 2003 and October 7, 2003, we granted options to purchase 500,000 shares and 240,000 shares of our common stock at a exercise price of $0.44 and $0.50 per share, the closing prices of our common stock on the American Stock Exchange on the dates of grant, to Mr. Hyman and Brian Ellacott, a former officer, respectively, pursuant to each of their employment agreements. Mr. Hyman's options vest as to 50% of the shares subject to his option on the date of grant and 31,250 shares vest quarterly beginning December 31, 2003. Mr. Ellacott's option vests in 30,000 share increments quarterly beginning December 31, 2003.

         On October 7, 2003, we granted Messrs. Brown, Friedensohn and Kleinke and Dr. Stahl options to purchase 200,000 shares of our common stock at an exercise price of $0.50 per share, the closing price of our common stock on the American Stock Exchange on such date. Such options vest on October 6, 2004, provided the optionee is a member of our board of directors on such date.

         Beginning on July 18, 2003 we made a payment of $1,000 to each of Messrs. Havens, Jeffries and Scalzi for their attendance at our July 2003 Board of Directors meeting and we intend to make a $1,000 payment to each of our non-employee directors for attendance at each board and committee meeting thereafter. We also reimburse our non-employee directors for their reasonable out-of-pocket expenses incurred in connection with their attending meetings of our board of directors.

         In August 2003, we paid $70,000 for the year commencing July 1, 2002 to Mr. Jeffries as partial payment of a $90,000 fee for services for the year ended June 30, 2003.  In connection with his October 2003 resignation, we agreed to the immediate vesting of all of the options and stock grants to Mr. Jeffries.

         On November 20, 2003, our board of directors approved the immediate vesting of all outstanding options and the immediate lapsing of restrictions on all restricted stock of Messrs. Cohen and Brown as consideration for their pledging their shares of stock to secure a loan to us (which has since been repaid).

         On November 20, 2003, we granted an option to Mitchell M. Cohen, our executive vice president and chief financial officer, an option to purchase an aggregate of 400,000 shares of our common stock in eight equal three-month installments, the first of which vests on December 31, 2003, in each case provided that Mr. Cohen is in our employ at such time.

         On November 20, 2003, we granted an option to Susan Boucher, our Senior Vice President, an option to purchase an aggregate of 125,000 shares of our common stock in eight equal three-month installments, the first of which vests on December 31, 2003, in each case provided that Ms. Boucher is in our employ at such time.

         Concurrently with the resignations of Messrs. Kleinke and Friedensohn as directors in April 2004, we fully vested Mr. Kleinke's option and will fully vest Mr. Friedensohn's option, each of which option was granted on October 7, 2003, to purchase 200,000 shares of our common stock at an exercise price of $0.50 per share, and paid each of them the sum of $40,000 in consideration of the surrender of such option to us for cancellation. The resulting charge will be recorded in the second quarter of 2004.  Concurrently with such resignation, Mr Friedensohn was also paid a cash fee of $5,750 for consulting services previously rendered.

         Concurrently with Mr. Havens' resignation as a director in April 2004, we fully vested each of his four outstanding options to purchase 200,000, 40,000, 120,000 and 200,000 shares of our common stock at an exercise price of $0.42 per share, $0.70 per share, $0.69 per share and $0.25 per share, which we had granted to him on October 1, 1999,  January 22, 2002, November 22, 2002 and on July 7, 2003, respectively, and paid him the sum of $90,000 in consideration of the surrender to us for cancellation of his July 7, 2003 option to purchase 200,000 shares of our common stock. Concurrently with such resignation, Mr. Havens was paid a fee of $40,000 for consulting services previously rendered in the form of 57,143 shares of our common stock.  The resulting charge will be recorded in the second quarter of 2004.

Compensation Committee Interlocks and Insider Participation

         During 2003 until October 10, 2003, Messrs. Scalzi and Havens and Joan Herman served on our Compensation Committee. Thereafter, our Compensation Committee consisted of Mr. Friedensohn and Dr. Stahl, none of whom were officers or employees of our company or our subsidiaries or had any relationship regarding disclosure under Item 404 of Regulation S-K during or prior to 2003. Our compensation committee did not meet between October 10, 2003 and April 13, 2004.  Concurrently with such resignation Mr Friedensohn was also paid a cash fee of $5,750 for consulting services previously rendered.

         In 1999, we entered into agreements with WellPoint Pharmacy Management to implement a pilot program for the introduction of Cymedix(R) software to healthcare providers identified by WellPoint.  After the required testing of the software, the agreements provide for a production program to install the software broadly among WellPoint managed providers. One of the agreements provides that we nominate a representative of WellPoint to our Board of Directors.  Joan E. Herman, a former director, was the initial WellPoint representative.  WellPoint has agreed to waive its right to designate a representative to our Board so long as we do not have a representative on our Board from a WellPoint competitor.  Such agreement also provided that WellPoint would be granted warrants, expiring September 8, 2004, evidencing the right to purchase up to 6 million shares of our common stock, which vest upon the occurrence of certain performance criteria.  Half of the warrants have an exercise price of $0.30 per share, and the other half of the warrants have an exercise price of $0.50 per share.  In February 2002, the warrant agreement was amended to revise the performance criteria and to add an additional right to purchase up to 1 million additional shares of our common stock at a purchase price of $1.75 per share.  At March 31, 2004, warrants covering 1,850,000 shares, exercisable at $.30 per share, had vested.  As of March 31, 2004, none of the warrants have been exercised.  In February 2002, WellPoint Health Networks lent us $1 million, for which we issued our secured convertible note.  The note was converted into 2,405,216 shares of our common stock in 2002.  Mr. Jeffries, a former director, has been a consultant to WellPoint.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth the number of shares of our common stock as of March 31, 2004 by (i) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock (ii) each of our directors, (iii) each Named Officer, and (iv) all directors and executive officers as a group. On such date, 158,518,163 shares of our common stock were outstanding. Shares not outstanding but deemed beneficially owned, by virtue of the right of any individual to acquire shares within 60 days after the date of this table, are treated as outstanding in the table only when determining the amount and percentage of common stock owned by such individual.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned (2)	Percentage of Class
Andrew Brown (3)	3,650,000	2.3%
Darryl R. Cohen (4)	7,311,870	4.4%
David Friedensohn	2,000	*
James Q. Gamble(5) (10) 112 Palmer Drive Macon, GA 31210	225,000	*
Arthur L. Goldberg (6) 237 Park Avenue New York, NY 10017	60,000	*
J.D. Kleinke (7) 191 University Boulevard Suite 307 Denver, CO 80206	0	*
Samuel H. Havens (8)	410,000	*
Jeffrey A. Stahl	0	*
Paul Hessinger	320,000	*
Louis E. Hyman (9)	767,500	*
Directors and executive officers, as a group (twelve persons)	16,039,374	9.5%

___________________

* Represents beneficial ownership of less than one percent.

(1) Unless otherwise indicated, the address for each of the beneficial owners is c/o Ramp Corporation, 33 Maiden Lane, New York, New York 10038.

(2) Each person named has sole voting and dispositive power with respect to the shares shown, except as otherwise noted.

(3) Consists of (a) 500,000 shares held by an affiliate, with respect to which Mr. Brown disclaims beneficial ownership, (b) 1,450,000 shares issuable upon exercise of warrants, and (c) 1,700,000 shares issuable upon exercise of stock options exercisable within 60 days from the date of the table.

(4) Consists of (a) 30,470 shares held by Mr. Cohen, (b) 71,000 shares held in trust for his minor children and 8,200 shares held by his wife, with respect to which Mr. Cohen disclaims beneficial ownership, (c) 1,387,200 shares held by a family trust of which Mr. Cohen is co-trustee with his wife, (d) 1,075,000 shares issuable upon exercise of warrants, and (e) 4,740,000 shares issuable upon exercise of stock options exercisable within 60 days from the date of the table.

(5) Consists of 225,000 shares issuable upon stock options exercisable within 60 days from the date of the table.  Mr. Gamble left the Company in May 2003.

(6) Consists of 60,000 shares issuable upon exercise of stock options exercisable within 60 days from the date of the table.  Mr. Goldberg left the Company in November 2003.

(7) Mr. Kleinke left the company in April 2004.

(8) Consists of (a) 25,000 shares held by Mr. Havens, (b) 25,000 shares issuable upon exercise of warrants, and (c) 360,000 shares issuable upon exercise of stock options exercisable within 60 days from the date of the table.

(9) Consists of (a) 50,000 shares held by Mr. Hyman and his wife of which he shares dispositive power, (b) 50,000 shares issuable upon exercise of warrants held by Mr. Hyman and his wife, and (c) 667,500 shares issuable upon exercise of stock options exercisable within 60 days from the date of the table.

(10) Based upon information in our company files and may not be complete.

Equity Compensation Plan Information

         The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants and rights under our Incentive Stock Option Plan, our 1996 Stock Incentive Plan, our 1999 Stock Option Plan, our 2003 Stock Option Plan, and under stock options granted outside of these plans as of December 31, 2003. These plans and our 2003 Consultants Stock Option, Stock Warrant and Stock Award Plan and our 2004 Stock Incentive Plan were our only equity compensation plans in existence as of December 31, 2003.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	20,033,593	$0.69	19,466,660
Equity compensation plans not approved by security holders	-	-	-
Total	20,033,593	$0.69	19,466,660

         On January 17, 2003, February 4, 2003 and February 11, 2003, we issued five-year warrants to purchase an aggregate of 276,500 shares, 257,875 shares and 185,675 shares, respectively, of our common stock for $0.50 per share to various finders in connection with the private placement of $2 million of our securities in December 2002.

         On February 7, 2003, we entered into a marketing agreement with Physician's Wireless Network, LLC, under which we agreed to issue warrants to purchase an initial aggregate of 2,000,000 shares of our common stock at $0.57 per share and additional shares of our common stock at the closing price on the American Stock Exchange on the trading day immediately prior to the date such warrants are issued for marketing services upon our achievement of certain revenue goals. To date, no warrants have been issued under this agreement.

         On July 11, 2003, July 14, 2003, August 14, 2003, August 18, 2003 and August 29, 2003, we issued five-year warrants to purchase an aggregate of 145,250 shares, 94,500 shares, 22,750 shares, 80,500 shares and 70,000 shares of our common stock for $0.30 per share to various finders in connection with the private placement of $2,250,000 of our securities.

         During 2003, we issued five-year warrants to purchase (i) 124,000 shares of our common stock at $0.69 per share on April 1, 2003, (ii) 248,000 shares of our common stock at $0.69 per share on June 24, 2003, and (iii) 180,000 shares of our common stock at $0.50 per share on July 1, 2003 to Andrew Brown as compensation for consulting services provided to us under our agreement with External Affairs.

         In August 2003, we issued a five-year warrant to purchase 6,000 shares of our common stock at $0.57 per share to Robin Schoen Public Relations as compensation for public relation services provided pursuant to an agreement which we entered into with Robin Schoen in February 2003.

         On August 21, 2003, when the closing price of our common stock on the American Stock Exchange was $0.41 per share, we entered into an agreement with a consultant pursuant to which on October 2, 2003 we issued (i) a ten-year warrant to purchase 50,000 shares of our common stock at $0.01 per share, and (ii) a ten-year warrant to purchase 50,000 shares of our common stock at $.50 per share for consulting services.

         On September 22, 2003, in lieu of fees due Edward Walter Design, Inc. for marketing and design services provided during September 2003 and October 2003, we sold to Edward Walter Design 152,174 shares of our common stock for $0.23 per share.

         On October 30, 2002, we entered into an agreement with RTX Securities Corporation, which provides, at our option, for the issuance warrants to purchase an aggregate of 20,000 shares of our common stock at the lower of the final three day moving average of our common stock each month, or $0.75 per share, each month in lieu of a cash payment for financial advisory services. We issued warrants to purchase 20,000 shares of our common stock on each of January 27, 2003, March 3, 2003 and April 1, 2003 at an exercise price of $0.71, $0.48 and $0.29 per share, respectively.

         On November 18, 2002, we entered into an agreement with Search Net Corporation, under which we agreed to issue warrants to purchase an aggregate of 250,000 shares of our common stock at $0.70 per share, as compensation for its business development consulting services.  We issued warrants to purchase 20,833 shares of our common stock per month ending on October 31, 2003 under the agreement.

         On December 31, 2003, we issued a five-year warrant to purchase 186,468 shares of our common stock for $0.61 per share to Mayer & Associates pursuant to an agreement for investor relations services.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Since 1996, we have had a policy that any transactions with directors or executive officers or any entities in which they are associated as directors or executive officers or in which they have a financial interest, will only be on terms that would be reached in an arm's-length transaction, consistent with industry standards and approved by a majority of our disinterested directors. This policy provides that no such transaction by shall be either void or voidable, solely because of such relationship or interest of such directors or officers or solely because an interested director is present at the meeting of the board of directors or a committee thereof that approves such transaction or solely because the interested director's vote is counted for such purpose. In addition, interested directors may be counted in determining the presence of a quorum at a meeting of the board of directors or a committee thereof that approves such a transaction. We have also adopted a policy that prohibits any loans to officers and directors.  All of the transactions described below have been approved according to this policy.

         In 1999, we entered into a consulting agreement with Mr. Samuel Havens, which provides that we pay Mr. Havens $5,000 per month for his consulting services in connection with our marketing efforts.  At Mr. Havens' request, we deferred certain of his monthly payments. During 2002, we paid Mr. Havens $20,000 for his services under the agreement and, during 2003 to date, we paid Mr. Havens an additional $40,000. As of March 31, 2004, we still owed Mr. Havens $40,000, which amount will be paid concurrently with Mr. Havens' resignation as a director in the form of 57,143 shares of our common stock.

         During April 2002, certain of our directors and executive officers entered into stock purchase agreements with us and purchased units (each unit consisting one share of our common stock and one warrant entitling the holder to purchase one share of our common stock at a purchase price of $0.50 per share for a five-year period beginning September 1, 2002) for $0.40 each. The terms of the offering permit us, at our option, upon 30 days prior notice, to repurchase any warrants outstanding at the end of such 30-day period at a price of $0.01 per warrant, if the closing price of our common stock, as reported by the American Stock Exchange or other recognized exchange or a quotation system, is $4.00 or higher for ten consecutive trading days, we have the right, at our option, upon 30 days prior notice, to repurchase any warrants outstanding at the end of such 30-day period at a price of $0.01 per warrant. The participants included (i) Darryl Cohen who purchased 100,000 units, (ii) Brian Ellacott, then an officer, who purchased 25,000 units, (iii) Samuel Havens who purchased 12,500 units, (iv) Louis Hyman who, jointly with his wife, purchased 50,000 units, (v) Patrick Jeffries, then a director, who purchased 62,500 units, (vi) John Lane, then a director, who purchased 62,500 units, and (vii) John Prufeta, then a director, who purchased 125,000 units.

         In July 2002, Samuel Havens purchased an additional 12,500 units on essentially the same terms as in the April 2002 stock purchase agreement.

         In August 2002, Darryl Cohen purchased an additional 375,000 units, Patrick Jeffries, then a director, purchased an additional 125,000 units and Patricia Minicucci, our former chief operating officer, purchased 50,000 units on essentially the same terms as in the April 2002 stock purchase agreement, except that the term of the warrants purchased by Messrs. Cohen and Jeffries begin on January 1, 2003. Subsequently, the term of the warrants sold to Ms. Minicucci was amended to begin July 1, 2003.

         In December 2002, Mr. Jeffries, then a director, purchased an additional 250,000 units and Mark Lerner, then our executive vice president and chief financial officer, purchased 25,000 units on essentially the same terms as in the April 2002 stock purchase agreement, except that the term of the warrants issued to Mr. Jeffries begin on January 1, 2003 and the term of the warrants issued to Mr. Lerner begin on July 1, 2003.

         Under warrant modification agreements, dated April 21, 2003, certain warrants previously issued to certain private placement investors, including Messrs. Ellacott, Hyman, Brown, External Affairs, Darryl Cohen and Jeffries, were made non-exercisable until we had at least 200 million authorized shares. On May 21, 2003, our authorized shares were increased to 400 million, upon which event the exercise price of the warrants were reduced to $0.30 pursuant to the terms of such agreements.

         Upon his resignation from the board of directors on October 10, 2003, we agreed to immediately vest all of Mr. Jeffries' options and to remove all forfeiture conditions from his forfeitable stock grants.

         Arthur L. Goldberg, our chief financial officer from May 2003 until November 2003, provided his services to us through Tatum CFO Partners, LLP, a national consulting firm of which he is a partner, and which provides the services of financial professionals to businesses. Pursuant to an employment letter between us and Mr. Goldberg, and a Resources Agreement between us and Tatum, both dated May 20, 2003, Mr. Goldberg was compensated by us at a daily rate of $1,250; 16-2/3% of such amount was paid directly to Tatum.

         Until his appointment as our president and chief operating officer in October 2003, Andrew Brown was employed by External Affairs, Inc. In August 2003, we entered into a consulting agreement with External Affairs for a term ending June 30, 2004, under which External Affairs agreed to act as our investor relations and strategy consultant and assist us with our capital raising efforts. The agreement provided for payments to External Affairs of $328,000, and a discretionary bonus potential of up to $275,000 based upon our attaining a specified level of revenue during the term of the agreement. External Affairs received a cash bonus in July 2003 of $50,000 for its services during the year ended June 30, 2003. On October 10, 2003, Mr. Brown was appointed as our president and chief operating officer, and Mr. Brown, External Affairs and we agreed to reduce the compensation payable to External Affairs under the August 2003 Consulting Agreement by an amount equal to the compensation payable to Mr. Brown as President and Chief Operating Officer. External Affairs was granted 500,000 restricted shares of our common stock in July 2003, which shares are forfeitable if, by January 6, 2004, we have not met certain performance goals, which goals were met. Pursuant to the agreement, External Affairs also received a five-year option to purchase an aggregate of 1,500,000 shares of our common stock at $0.25 per share, of which (i) options to purchase 500,000 shares vest in 25% increments every three months beginning September 9, 2003 conditioned on Mr. Brown continuing to render services to us at the end of each three-month period, and (ii) options to purchase 1 million shares will vest on July 9, 2008, subject to earlier vesting in June 2004 based upon a formula contained in the agreement. The agreement provides that, upon the occurrence of a change in control of our company, all options described in the agreement will be deemed fully vested and exercisable. The agreement is terminable by either us or External Affairs for any reason on ninety days prior written notice, subject to certain offset rights in the event of termination by External Affairs for other than "good reason". External Affairs has transferred all of its options and restricted shares to Mr. Brown. During 2003, we paid an aggregate of $310,450 to External Affairs in consulting fees.

         During 2003, we issued five-year warrants to purchase (i) 124,000 shares of our common stock at $0.69 per share on April 1, 2003, (ii) 248,000 shares of our common stock at $0.69 per share on June 24, 2003, and (iii) 180,000 shares of our common stock at $0.50 per share on July 1, 2003, to Andrew Brown as compensation for consulting services provided to us under our agreement with External Affairs.

         Louis Hyman's brother is the president of TekPerts Technologies, Inc., a technology consulting firm.  On October 1, 2003, we entered into a one-year consulting agreement with TekPerts Technologies, under which we agreed to pay TekPerts Technologies a monthly consulting fee of $11,667 and to grant an option to purchase an aggregate of 70,000 shares of our common stock at an exercise price of $0.45 per share, the closing price of our common stock on the American Stock Exchange on such date, which options vest as to 8,750 shares quarterly beginning December 31, 2003.

         Andrew Brown's sister is employed by LifeRamp, as a Senior Nurse Advocate, at an annual base salary of $55,000. In October 2003, she was granted options to purchase 50,000 shares of our common stock at an exercise price of $0.44 per share, the closing price of our common stock on the American Stock Exchange on the date of grant.

         Mitchell M. Cohen, our executive vice president and chief financial officer, has a one-year employment agreement, currently ending on November 30, 2004, which is renewable for additional one-year periods.  The Agreement provides that Mr. Cohen will be compensated at an annual salary of $180,000.  The agreement also provides for the grant of options to purchase an aggregate of 400,000 shares of our common stock in eight equal three-month installments, the first of which vests on December 31, 2003, in each case provided that Mr. Cohen is in our employ at such time. Such options were granted on November 20, 2003 at an exercise price of $0.44 per share, when the closing price of our common stock on that date on the American Stock Exchange was $0.65.  If Mr. Cohen is terminated by us without cause prior to September 30, 2004, he will be entitled to his base salary for three months.  The agreement is terminable by either us or Mitchell Cohen for any reason on ninety days notice.

         On November 10, 2003, we completed the purchase of substantially all of the tangible and intangible assets, and assumed certain liabilities of the Frontline Physicians Exchange and Frontline Communications business of The Duncan Group.  We paid (a) $1,567,000 in cash at the closing, (b) $500,000 worth of our common stock (approximately 916,000 shares) the resale value of which is guaranteed to the seller under certain conditions, (c) $1,500,000 worth of our common stock (approximately 2,547,000 shares) that will be delivered to the seller only if the revenue of the acquired business exceeds $1 million for all of 2003, (d) a royalty equal to 15% of the gross revenue of the business during 2003 and 2004, (e) up to an additional $1,500,000 worth of our common stock based on the number of physician offices that are active customers of the seller who adopt our technology and generate certain revenues to us, and (f) an additional $1 million of common stock if the average annual revenue of the acquired business for the calendar years 2003 and 2004 equals or exceeds $1,500,000.  Our board of directors approved the purchase of Frontline, which was effectuated as an arm's length transaction, in November 2003.  In November 2003, in connection with our acquisition of Frontline, The Duncan Group, received an aggregate 3,663,004 shares of our common stock, 2,747,253 shares of which are subject to forfeiture if a revenue goal is not met as determined by us by March 31, 2004.  Nancy Duncan, our executive vice president, and M. David Duncan, are husband and wife and together own, indirectly, all of the issued and outstanding stock of The Duncan Group.

         In connection with our acquisition of Frontline, Nancy Duncan has a two-year employment agreement with us, currently ending on November 3, 2005, which is renewable for additional one-year periods.  The agreement provides that Ms. Duncan will be compensated at an annual salary of $140,000.  The agreement is terminable by either us or Ms. Duncan for any reason on ninety days notice.  If Ms. Duncan is terminated by us without cause prior to November 3, 2005, she will be entitled to her base salary for three months or the balance of the initial term, whichever is less.

                     M. David Duncan is employed by us, as a Senior Vice President, at an annual salary of $140,000.

                     Darryl Cohen's brother is employed by us as Sales Director, Practice Management System of HealthRamp, at an annual base salary of $72,500.  On December 1, 2003, he was granted options to purchase 50,000 shares of our common stock at an exercise price of $0.69 per share, the closing price of our common stock on the American Stock Exchange on the date of grant.

See "EXECUTIVE COMPENSATION-Compensation Committee Interlocks and Insider Participation" for a description of other related party transactions.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our principal accountants for the fiscal year 2003:

2003
Audit (1)	$ 380,000
Audit-Related Fees (2)	150,000
Tax Fees (3)	50,000
All Other Fees (4)	-
Total	$580,000

__________________

(1)  Represents fees for professional services provided in connection with the audit of our annual financial statements and review of our quarterly financial statements.

(2)  Represents fees for assurance, consultations and related services that are reasonably related to the performance of the audit or review of our financial statements, including audits and reviews of Frontline's, our acquiree's, statements.

(3)  Represents fees for professional services provided in connection with tax compliance services.

         No other product or services were provided by BDO Siedman, LLP.

         Our audit committee has determined that the provision of non-audit services by BDO Seidman, LLP is compatible with maintaining BDO Seidman, LLP's independence.

         It is our practice that all services provided to us by our independent auditors be pre-approved by our audit committee.  No part of our independent auditor services related to Audit Related Fees, Tax Fees or All Other Fees listed in the table above was approved by the audit committee pursuant to the exemption form pre-approval provided by paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

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

(b)        Reports on Form 8-K

            During the last quarter of 2003, we filed the following Current Reports on Form 8-K with the SEC:

• Current Report on Form 8-K filed October 17, 2003, under Item 5, reporting the issuance of a press release regarding the appointment of Darryl R. Cohen and Andrew Brown.

• Current Report on Form 8-K filed November 10, 2003, under Items 2, 5 and 7, reporting the issuance of a press release announcing the acquisition of the assets of the Frontline businesses.

• Current Report on Form 8-K filed November 19, 2003, under Items 2 and 7, reporting the acquisition of Frontline.

• Current Report on Form 8-K filed December 11, 2003, under Item 5, reporting the issuance of a press release regarding the HealthRamp RxPricePoint program.

• Current Report on Form 8-K filed December 11, 2003, under Item 5, reporting the issuance of a joint press release with drugstore.com, Inc. announcing the RxPricePoint™ Alliance.

• Current Report on Form 8-K filed December 18, 2003, under Item 5, reporting the issuance of a press release regarding the results of the 2003 Annual Shareholders Meeting.

• Current Report on Form 8-K filed December 23, 2003, under Item 5, reporting the issuance of a press release regarding RxUSA.com, Inc.'s participation in the HealthRamp RxPricePoint program.

• Current Report on Form 8-K filed December 24, 2003, under Item 5, reporting the Company's reincorporation in Delaware.

(c)        Exhibits

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated December 17, 2003 of Medix Resources, Inc., a Colorado corporation, into Ramp Corporation, a Delaware corporation, incorporated by reference to Annex A to the Company's definitive Proxy Statement on Schedule 14A filed with the SEC on November 6, 2003.

3.1.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Annex B to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on November 6, 2003.
3.1.2

Certificate of Designation of Series A Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-3, filed with the SEC on January 30, 2004.

3.2	By-Laws of the Company, incorporated by reference to Annex C to the Company's definitive Proxy Statement on Schedule 14A filed with the SEC on November 6, 2003.
4.1	Form of specimen certificate for common stock of the Company.*
4.2	Form of 1996 Unit Warrant, incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-3 filed with the SEC on October 10, 1996.
4.3	Form of Warrant issued with the 1999 Series A, B, and C Convertible Preferred Stock, incorporated by reference to Exhibit 4.7 to the Company's Form 10-KSB, filed with the SEC on March 30, 2000.
4.4

Amended and Restated Warrant to Purchase Common Stock issued to WellPoint Pharmacy Management, dated September 8, 1999 and amended February 18, 2002, incorporated by reference to Exhibit 10.7 to the Company's Amendment No.1 to Registration Statement on Form S-2 (Reg. No. 333-73572), filed with the SEC on February 28, 2002.

4.5	Form of Warrant issued with the 2002 private placement of stock with warrants, incorporated by reference to Exhibit 4.5 to the Company's Form 10-K, filed with the SEC on March 27, 2003.
4.6

Registration Rights Agreement, dated as of November 7, 2003, between Medix Resources, Inc. and The Duncan Group, Inc., incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed with the SEC on November 19, 2003.

4.7	Form of Warrant Modification Agreement, dated as of April 21, 2003.*
4.8	Form of Warrant Amendment, dated as of October 1, 2002.*
4.9

Securities Purchase Agreement, dated April 11, 2003 relating to the 7% Convertible Debentures Series 03 Due October 11, 2004 (including Annex I (form of Debenture), Annex IV (form of Registration Rights Agreement) Annex V (Company disclosure Materials) ands Annex VI (form of Warrant), incorporated by reference to Exhibit 4.1  to the Company's Registration Statement on Form S-3, filed with the SEC on June 23, 2003.

4.10

Securities Purchase Agreement, dated May 12, 2003 relating to the 7% Convertible Debentures Series 03-2 Due November 12, 2004 (including Annex I (form of Debenture), Annex IV (form of Registration Rights Agreement) and Annex V (Company disclosure Materials), incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3, filed with the SEC on June 23, 2003.

4.11

Securities Purchase Agreement, dated June 12, 2003 relating to the 7% Convertible Debentures Series 03-3 Due December 12, 2004 (including Annex I (form of Debenture), Annex IV (form of Registration Rights Agreement) and Annex V (Company disclosure Materials), incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3, filed with the SEC on June 23, 2003.

4.12

Form of Warrants issued to the placement agent of the Series 03-2 Debentures or its designees, incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3, filed with the SEC on June 23, 2003.

4.13

Form of Warrants issued to the placement agent of the Series 03-3 Debentures or its designees, incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-3, filed with the SEC on June 23, 2003.

4.14	Warrant, dated October 2, 2003, issued to Heather Urich at an exercise price of $0.50.*
4.15	Warrant, dated October 2, 2003, issued to Heather Urich at an exercise price of $0.01.*
4.16	Form of Series 03 7% Convertible Debenture, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3, filed with the SEC on November 26, 2003.
4.17

Note and Warrant Purchase Agreement, dated as of October 28, 2003 relating to the 7% Convertible Promissory Notes by and among the Company and the Purchasers named therein, incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3, filed with the SEC on November 26, 2003.

4.18

Form of Convertible Promissory Note, dated October 28, 2003, due March 27, 2005 incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3, filed with the SEC on November 26, 2003.

4.19	Form of Warrant, dated October 28, 2003, incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3, filed with the SEC on November 26, 2003.
4.20

Registration Rights Agreement, dated October 28, 2003 by and among the Company and the Purchasers named therein, incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-3, filed with the SEC on November 26, 2003.

4.21	Form of Warrant issued to the placement agent or its designees, incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-3, filed with the SEC on November 26, 2003.
4.22	Form of Exchange Agreement, dated November 15, 2003, incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-3, filed with the SEC on November 26, 2003.
4.23

Series A Convertible Preferred Stock Purchase Agreement, dated December 31, 2003, relating to the sale of Series A Convertible Preferred Stock between the Company and Canon Ventures Limited ("Canon"), incorporated by reference to the Exhibit 4.1 to the Company's Registration Statement on Form S-3, filed with the SEC on January 30, 2004.

4.24	Form of Warrant issued to Canon at an exercise price of $0.70, incorporated by reference to the Exhibit 4.2 to the Company's Registration Statement on Form S-3, filed with the SEC on January 30, 2004.
4.25	Form of Warrant issued to Canon at an exercise price of $0.61, incorporated by reference to the Exhibit 4.3 to the Company's Registration Statement on Form S-3, filed with the SEC on January 30, 2004.
4.26

Form of Warrant issued to vFinance Investments, Inc. at an exercise price of $0.61, incorporated by reference to the Exhibit 4.4 to the Company's Registration Statement on Form S-3, filed with the SEC on January 30, 2004.

4.27

Form of Warrant issued to David Stefansky at an exercise price of $0.61, incorporated by reference to the Exhibit 5 to the Company's Registration Statement on Form S-3, filed with the SEC on January 30, 2004.

4.28

Form of Warrant issued to Richard Rosenblum at an exercise price of $0.61, incorporated by reference to the Exhibit 6 to the Company's Registration Statement on Form S-3, filed with the SEC on January 30, 2004.

4.29

Registration Rights Agreement, dated December 31, 2003, between the Company and Canon, incorporated by reference to the Exhibit 9 to the Company's Registration Statement on Form S-3, filed with the SEC on January 30, 2004.

4.30

Consulting Agreement, dated as of October 1, 2002, between the Company and Mr. Benjamin Mayer, as amended on December 4, 2003 incorporated by reference to the Exhibit 10 to the Company's Registration Statement on Form S-3, filed with the SEC on January 30, 2004.

4.31

Form of Warrant issued to Mayer & Associates LLC at an exercise price of $0.61, incorporated by reference to the Exhibit 11 to the Company's Registration Statement on Form S-3, filed with the SEC on January 30, 2004.

4.32

Form of Warrant issued to Mayer & Associates LLC at an exercise price of $0.30, incorporated by reference to the Exhibit 12 to the Company's Registration Statement on Form S-3, filed with the SEC on January 30, 2004.

4.33

Form of Stock Purchase Agreement and Warrant issued to each of the investors in connection with the private placement incorporated by reference to the Exhibit 13 to the Company's Registration Statement on Form S-3, filed with the SEC on January 30, 2004.

4.34	Form of Common Stock and Warrant Purchase Agreement dated March 4, 2004 issued to each of the investors in connection with the private placement of the Company's securities ("March 2004 Offering").*
4.35	Form of Registration Rights Agreement between Ramp Corporation, vFinance Investments, Inc. and each of the investors in connection with the March 2004 Offering*
4.36	Form of Warrant issued March 5, 2004 to investors and the distributor in connection with the March 2004 Offering.*
10.1

Incentive Stock Option Plan, adopted May 5, 1988, incorporated by reference to Exhibit No. 10.2.1 of the Registration Statement on Form SB-2 (Reg. No. 33-81582-D), filed with the SEC on July 14, 1994 (the "1994 Registration Statement").

10.2	Omnibus Stock Option Plan, adopted effective January 1, 1994, incorporated by reference to Exhibit No. 10.2.2 of the 1994 Registration Statement.
10.3

1996 Stock Incentive Plan, adopted by the Company's Board of Directors on November 27, 1996, incorporated by reference to Exhibit 10.2.3 to the Company's Form 10-KSB filed with the SEC on March 30, 1998.

10.4

1999 Stock Option Plan, adopted by the Company's Board of Directors on August 16, 1999, as amended, incorporated by reference to Exhibit 10.2.4 to the Company's Form 10-KSB filed with the SEC on March 21, 2001.

10.5

2003 Stock Incentive Plan, adopted by the Company's Board of Directors on February 10, 2003, incorporated by reference to Annex D to the Company's definitive Proxy Statement on Schedule 14A filed with the SEC on April 11, 2003.

10.6

2004 Stock Incentive Plan, adopted by the Company's Board of Directors on October 7, 2003, incorporated by reference to Exhibit F to the Company's definitive Proxy Statement on Schedule 14A filed with the SEC on November 6, 2003.

10.7

2003 Consultants Stock Option, Stock Warrant and Stock Award Plan, adopted by the Company's Board of Directors on October 31, 2003, incorporated by reference to Exhibit G to the Company's definitive Proxy Statement on Schedule 14A filed with the SEC on November 6, 2003.

10.8	Form of Non-Plan Option Agreement issued to five directors on November 20, 2002, incorporated by reference to Exhibit 10.1.5 to the Company's Form 10-K, filed with the SEC on March 27, 2003.
10.9	Form of Incentive Stock Option Agreement issued to employees under the 1999 Stock Option Plan.*
10.10	Form of Incentive Stock Option Agreement issued to employees under the 2003 Stock Incentive Plan.*
10.11	Form of Non-Qualified Stock Option Agreement issued to employees, a consultant and directors under the 2003 Stock Incentive Plan.*
10.12	Employment Agreement between the Company and James Q. Gamble, dated as of December 9, 2002, incorporated by reference to Exhibit 10.3 to the Company's Form 10-K, filed with the SEC on March 27, 2003.
10.13	Employment Agreement between the Company and Mark W. Lerner, dated as of July 1, 2002, incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q, filed with the SEC on August 20, 2002.
10.14	Employment Agreement between the Company and Bryan R. Ellacott, dated as of March 1, 2002, incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q, filed with the SEC on August 20, 2002.
10.15	Employment Agreement between the Company and John R. Prufeta, dated as of February 1, 2002, incorporated by reference to Exhibit 10.5 to the Company's Form 10-K filed with the SEC on March 31, 2002.
10.16	Separation Agreement between the Company and John R. Prufeta, dated December 20, 2002, incorporated by reference to Exhibit 10.8 to the Company's Form 10-K, filed with the SEC on March 27, 2003.
10.17

Employment Agreement between the Company and Patricia A. Minicucci dated as of February 15, 2002, incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q, filed with the SEC on August 20, 2002.

10.18	Employment Agreement between the Company and Louis Hyman, dated as of October 1, 2003.*
10.19	Employment Agreement between the Company and Paul Hessinger, dated as of June 1, 2003.*
10.20	Employment Agreement between the Company and Mitchell M. Cohen, dated as of November 17, 2003.*
10.21	Employment Agreement between the Company and Darryl R. Cohen, dated as of July 11, 2003.*
10.22	Employment Agreement between the Company and External Affairs, Inc., dated as of July 1, 2003.*
10.23	Employment Agreement between the Company and Nancy L. Duncan, dated as of November 7, 2003.*
10.24	Separation Agreement between the Company and Patricia Minicucci, dated December 12, 2002, incorporated by reference to Exhibit 10.10 to the Company's Form 10-K, filed with the SEC on March 27, 2003.
10.25

Securities Purchase Agreement, dated February 19, 2002, between Medix Resources, Inc. and WellPoint Health Networks Inc., incorporated by reference to Exhibit 10.8 to the Company's Amendment No.1 to Registration Statement on Form S-2 (Reg. No. 333-73572), filed with the SEC on February 28, 2002.

10.26

General Security Agreement, dated February 19, 2002, among Medix Resources, Inc., Cymedix and WellPoint Health Networks Inc., incorporated by reference to Exhibit 10.9 to the Company's Amendment No.1 to Registration Statement on Form S-2 (Reg. No. 333-73572) filed with the SEC on February 28, 2002.

10.27

Agreement, dated as of October 18, 2001, between Medix Resources, Inc. and Merck-Medco Managed Care, L.L.C., incorporated by reference to Exhibit 10.2 to the Company's Amendment No.1 to Registration Statement on Form S-2 (Reg. No. 333-73572), filed with the SEC on February 28, 2002. (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the Office of the Secretary of the SEC)

10.28

Vendor Services Agreement, dated as of September 28, 2001, between Medix Resources, Inc. and Express Scripts, Inc., incorporated by reference to Exhibit 10.3 to the Company's Amendment No.1 to Registration Statement on Form S-2 (Reg. No. 333-73572), filed with the SEC on February 28, 2002. (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC)

10.29

Binding Letter of Intent for Pilot and Production Programs, dated September 8, 1999, between Medix Resources, Inc., Cymedix and Professional Claims Services, Inc. (d/b/a WellPoint Pharmacy Management), incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the SEC on August 20, 2002.

10.30

Pilot Agreement, dated as of December 28, 1999, between Cymedix and Professional Claims Services, Inc. (d/b/a WellPoint Pharmacy Management), incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed with the SEC on August 20, 2002.

10.31

Registration Rights Agreement, dated March 4, 2003, between T3 Group, LLC and Medix Resources, Inc., incorporated by reference to Exhibit 10.22 to the Company's Form 10-K, filed with the SEC on March 27, 2003.

10.32

Asset Purchase Agreement among Medix Resources, Inc., Comdisco Ventures, Inc. and T3 Group, LLC, dated March 4, 2003, incorporated by reference to Exhibit 10.23 to the Company's Form 10-K filed with the SEC on March 27, 2003.

10.33	Lease between SLG Graybar Sublease, LLC and the Company, dated January 17, 2002, incorporated by reference to Exhibit 10.25 to the Company's Form 10-K filed with the SEC on March 31, 2002.
10.34	Sublease between International Business Machines Corporation and Ramp Corporation, dated December 31, 2003.*
10.35	Assignment and Assumption of Lease, dated as of November 7, 2003, between Medix Resources, Inc. and The Duncan Group, Inc.*
10.36	Agreement of Sublease, dated May 5, 2003 between PNC Bank, National Association and Medix Resources, Inc.*
10.37

Office/Showroom/Warehouse Lease Agreement, dated September 23, 2003, between LifeRamp Family Financial, Inc. and Drybern VI, Ltd. and Guaranty of Lease, dated October 1, 2003, between LifeRamp and Drybern VI, Ltd. (Exhibit C).*

10.38

Merger Agreement, dated as of December 19, 2002 among PS Purchase Corp., Medix Resources, Inc., PocketScript, LLC and Stephen S. Burns, incorporated by reference to Exhibit 99.1 to the Company's Form 8-K, filed with the SEC on February 6, 2003.

10.39

Securities Purchase Agreement, dated April 11, 2003 between Medix Resources, Inc. and Bertrand Overseas Ltd., incorporated by reference to Exhibit 10.25 to the Company's 8-K, filed with the SEC on April 15, 2003.

10.40

Agreement, dated as of July 25, 2003 between Medix Resources, Inc. and Laboratory Corporation of America Holdings, incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed with the SEC on July 28, 2003.

10.41

Vendor Services Agreement effective as of July 17, 2003 between Medix Resources, Inc. and Express Scripts, Inc., incorporated by reference to Exhibit 99.1 to the Company's Form 8-K, filed with the SEC on August 12, 2003.

10.42

Asset Purchase Agreement, dated as of November 7, 2003 between Medix Resources, Inc. and The Duncan Group, Inc. d/b/a Frontline Physicians Exchange and Frontline Communications, incorporated by reference to Exhibit 99.1 to the Company's Form 8-K, filed with the SEC on November 19, 2003.

10.43	Nursing Home Licensing Agreement, dated as of May 1, 2004, between HealthRamp, Inc. and Agawam Nursing LLC.*
14	Code of Ethics dated October 7, 2003.*
16	Letter from Ehrhardt Keefe Steiner & Hottman, PC, dated June 20, 2003 to the SEC, incorporated by reference to Exhibit 16.1 to the Company's Form 8-K, filed with the SEC on June 26, 2003.
21	Subsidiaries of the Company.*
23.1

Consent of Ehrhardt Keefe Steiner & Hottman PC, independent auditors for the Company's 1999, 2000, 2001 and 2002 fiscal years, to the incorporation by reference of its report dated February 14, 2003, appearing elsewhere in this Form 10-K into the Company's designated Registration Statements on Form S-3 and Form S-8.*

23.2

Consent of BDO Seidman, LLP, independent auditors for the Company's 2003 fiscal year, to the incorporation by reference of its report dated April 8, 2004, appearing elsewhere in this Form 10-K into the Company's designated Registration Statements on Form S-3 and Form S-8.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

_______________

*Filed herewith

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders

Ramp Corporation

New York, NY

         We have audited the accompanying consolidated balance sheet of Ramp Corporation (formerly Medix Resources, Inc.) and subsidiaries (the Company) as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ramp Corporation and subsidiaries at December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced significant recurring losses from operations and has a working capital deficit at December 2003 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

               As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/BDO Seidman, LLP

BDO Seidman, LLP

April 8, 2004

New York, NY

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders

Medix Resources, Inc.

New York, NY

               We have audited the accompanying balance sheet of Medix Resources, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

               In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Medix Resources, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

               The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring losses and has a working capital deficit which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Ehrhardt Keefe Steiner & Hottman PC

Ehrhardt Keefe Steiner & Hottman PC

February 14, 2003

Denver, Colorado

Ramp Corporation (formerly Medix Resources, Inc.)

Consolidated Balance Sheets

December 31,
2003	2002

Assets

Current assets
Cash	$ 1,806,000	$ 1,369,000
Stock subscription receivable	-	76,000
Accounts receivable	182,000	-
Prepaid expenses and other	321,000	478,000
Total current assets	2,309,000	1,923,000
Non-current assets
Property and equipment, net	731,000	265,000
Security deposits	398,000	-
Goodwill	4,853,000	1,605,000
Other intangible assets, net	1,382,000	-

Total non-current assets	7,364,000	1,870,000
Total assets	$ 9,673,000	$ 3,793,000

Liabilities and Stockholders' Equity

Current liabilities
Current portion of long term debt	$ 232,000	$ 175,000
Accounts payable	847,000	961,000
Accounts payable - related parties	261,000	130,000
Accrued expenses	2,065,000	736,000
Deferred revenue	2,000	173,000
Total current liabilities	3,407,000	2,175,000
Long-term debt, net of current portion and debt discount of $169,000	269,000	-
Commitments and contingencies
Stockholders' equity
1996 Preferred stock, 10% cumulative convertible, $1 par value, 378 shares authorized, 155 shares issued, 1 share outstanding, liquidation preference $10,000 plus accrued and unpaid dividends	-	-
1999 Series C convertible stock, $1 par value, 2,000 shares authorized, 1,995 shares issued, zero and 75 shares outstanding with a liquidation preference of $0 and $75,000 at December 31, 2003 and 2002, respectively	-	-
2003 Series A convertible stock, $1 par value, 3,200 shares authorized, 3,112 shares issued and outstanding, with a liquidation preference of $3,112,000	3,000	-
Common stock, $.001 par value, 400,000,000 and 125,000,000 shares authorized, 145,244,392 and 77,160,817 shares issued and outstanding at December 31, 2003 and 2002, respectively	145,000	77,000
Dividends payable with common stock	9,000	9,000
Deferred compensation	(86,000)	-
Additional paid-in capital	78,294,000	44,605,000
Accumulated deficit	(72,368,000)	(43,073,000)
Total stockholders' equity	5,997,000	1,618,000
Total liabilities and stockholders' equity	$ 9,673,000	$ 3,793,000

See notes to consolidated financial statements

Ramp Corporation (formerly Medix Resources, Inc.)

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2003	2002	2001

Revenues
	$ 433,000	$ -	$ 29,000

Costs and expenses
Software and technology costs	2,756,000	2,366,000	1,288,000
Selling, general and administrative expenses	14,839,000	5,912,000	5,746,000
Costs associated with terminated acquisition	142,000	309,000	-
Impairment of intangible assets	-	-	1,111,000
Total operating expenses	17,737,000	8,587,000	8,145,000
Other income (expense)
Interest expense and other financing costs	(9,858,000)	(380,000)	(2,532,000)
Other income (expense), net	23,000	(47,000)	12,000
Total other expense	9,835,000	427,000	2,520,000
Net loss	$ (27,139,000)	$ (9,014,000)	$ (10,636,000)
Disproportionate deemed dividends issued to certain warrant holders	2,026,000	-	-
Beneficial conversion feature discount related to 2003 Series A convertible preferred stock	2,156,000	-	-
Net loss applicable to common stockholders	$ (31,321,000)	$ (9,014,000)	$ (10,636,000)
Basic and diluted weighted average common shares outstanding	90,158,032	63,417,283	50,740,356
Basic and diluted loss per common share	$ (0.35)	$ (0.14)	$ (0.21)

See notes to consolidated financial statements.

Ramp Corporation (formerly Medix Resources, Inc.)

Consolidated Statement of Changes in Stockholders' Equity

123103 401K adj

Ramp Corporation
Consolidated Statement of Changes in Stockholders' Equity
For the Years Ended December 31, 2003, 2002 and 2001

	1996 Preferred Stock Shares	1996 Preferred Stock Amount	1999 Series B Preferred Stock Shares	1999 Series B Preferred Stock Amount	1999 Series C Preferred Stock Shares	1999 Series C Preferred Stock Amount	2003 Series A Preferred Stock Shares	2003 Series A Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Dividend Payable with Common Stock	Accumulated Deficit	Deferred Compensation	Total Equity	
Balance- December 31, 2000	1		50		875	1,000	0	0	46,317,022	46,000	27,573,000	5,000	(23,423,000)	0	4,202,000	
Exercise of options and warrants									1,462,642	1,000	368,000				369,000	
Warrants and in the money conversion feature issued with convertible note payable											581,000				581,000	
Stock issued on conversion of note payable									2,618,066	3,000	2,823,000				2,826,000	
Stock and warrants issued in private placement									1,872,308	2,000	2,061,000				2,063,000	
Preferred Stock conversions					(500)	(1,000)			1,000,000	1,000					0	
Stock Issued with equity line									3,291,369	3,000	1,507,000				1,510,000	
Stock options and warrants Issued in legal settlement									90,000		285,000				285,000	
Stock and warrants issued for services											145,000				145,000	
Net loss													(10,636,000)		(10,636,000)	
Dividends declared											(2,000)	2,000			0	
Balance- December 31, 2001	1	0	50	0	375	0	0	0	56,651,407	56,000	35,341,000	7,000	(34,059,000)	0	1,345,000	1,345,000
Extension of warrant exercise period											58,000				58,000	
Exercise of options and warrants									1,746,975	2,000	815,000				817,000	
Warrants and in the money conversion feature issued with convertible note payable											70,000				70,000	
Warrants issued in satisfaction of liability											590,000				590,000	
Stock issued on conversion of note payable									2,405,216	2,000	1,046,000				1,048,000	
Stock and warrants issued in private placement									13,702,500	14,000	5,187,000				5,201,000	
Preferred Stock conversions			(50)		(300)				700,000	1,000					1,000	
Stock Issued with equity line, net of offering cost of $77,000									1,954,719	2,000	970,000				972,000	
Stock options and warrants Issued for services											260,000				260,000	
Stock options issued to officer for financial support											132,000				132,000	
Fair Value of option vesting acceleration											94,000				94,000	

Page 1

123103 401K adj

	1996 Preferred Stock		1999 Series B Preferred Stock		1999 Series C Preferred Stock		2003 Series A Preferred Stock		Common Stock		Additional Paid-in Capital	Dividend Payable with Common Stock	Accumulated Deficit	Deferred Compensation	**Total Equity**	
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount						
Warrants issued to officer for cash advance made											44,000				44,000	
Net loss													(9,014,000)		(9,014,000)	
Dividends declared											(2,000)	2,000			0	
Balance- December 31, 2002	1	0	0	0	75	0	0	0	77,160,817	77,000	44,605,000	9,000	(43,073,000)	0	1,618,000	1,618,000
Modification of warrants in return for nonemployee services											110,000				110,000	
Stock, Warrants and Options in return for nonemployee services									1,178,170	1,000	1,172,000				1,173,000	
Stock-based compensation									1,000,000	1,000	2,401,000			(86,000)	2,316,000	
Exercise of options and warrants									7,463,228	8,000	1,617,000				1,625,000	
Warrants and beneficial conversion discounts associated with private placements of convertibles debentures and promissory notes											8,388,000				8,388,000	
Common Stock issued for conversion of debentures and promissory notes									40,705,023	41,000	10,752,000				10,793,000	
Common Stock issued for acquisition of ePhysicians									100,000	0	48,000				48,000	
Common Stock issued for acquisition of Frontline									3,663,004	4,000	2,634,000				2,638,000	
Common Stock and warrants issued in private placements									13,824,150	13,000	3,624,000				3,637,000	
Exchange of 1999 Series C Preferred Stock for common stock					(75)				150,000						0	
2003 series A Preferred stock issued in private placement							3,112	3,000			2,943,000		(2,156,000)		790,000	
Net loss													(27,139,000)		(27,139,000)	
Balance- December 31, 2003	1	0	0	0	0	0	3,112	3,000	145,244,392	145,000	78,294,000	9,000	(72,368,000)	(86,000)	5,997,000	

See footnotes to consolidated financial statements.

Page 2

Ramp Corporation (formerly Medix Resources, Inc.)

Consolidated Statements of Cash Flows

for the years ended December 31, 2003, 2002 and 2001

	For the Years Ended
	December 31,
	2003	2002	2001
Cash flows from operating activities
Net loss	$ (27,139,000)	$ (9,014,000)	$ (10,636,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	294,000	343,000	488,000
Loss on disposal of assets	-	69,000	-
Write-off of capitalized software project costs	-	1,066,000	-
Impairment of intangible assets	-	-	1,111,000
Interest and other financing costs, non cash portion	9,428,000	304,000	2,428,000
Common stock, options and warrants issued for services, consulting and settlements	4,105,000	354,000	294,000
Changes in assets and liabilities
Accounts receivable, net	3,000	-	49,000
Prepaid expenses and other	(553,000)	238,000	(119,000)
Accounts payable and accrued liabilities	1,186,000	998,000	988,000
Deferred revenue	(171,000)	173,000	-
	14,292,000	3,545,000	5,239,000
Net cash used in operating activities	(12,847,000)	(5,469,000)	(5,397,000)
Cash flows from investing activities
Software development costs incurred	-	(633,000)	(434,000)
Purchase of property and equipment	(331,000)	(96,000)	(70,000)
Business acquisition costs, net of cash acquired	(2,079,000)	-	-
Net cash used in investing activities	(2,410,000)	(729,000)	(504,000)
Cash flows from financing activities
Proceeds from issuance of debt and notes payable	7,771,000	1,000,000	1,824,000
Principal payments on debt and notes payable	(262,000)	(355,000)	(303,000)
Issuance of preferred and common stock, net of offering costs	6,560,000	6,097,000	3,012,000
Proceeds from the exercise of options and warrants	1,625,000	817,000	369,000
Net cash provided by financing activities	15,694,000	7,559,000	4,902,000
Net increase (decrease) in cash	437,000	1,361,000	(999,000)
Cash - beginning of year	1,369,000	8,000	1,007,000
Cash - end of year	$ 1,806,000	$ 1,369,000	$ 8,000

Supplemental disclosure of cash flow information:

Cash paid for:	Interest
2003	$118,000
2002	$ 28,000
2001	$ 42,000

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows (continued) for the Years Ended December 31, 2003, 2003, 2001

Supplemental disclosure of non-cash activity:

See notes 3, 5 and 6 for discussion of non-cash investing and financing activities for the year ended December 31, 2003.

Dividends declared payable in common stock were $2,000 and $2,000, December 31, 2002, and 2001, respectively.

During 2002, 50 and 300 shares of the series B and C preferred stock were converted into 100,000 and 600,000 shares of common stock, respectively.

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

During 2002, the Company wrote off old payroll tax liabilities of $130,000 assumed in the Cymedix acquisition, which were recorded as a reduction to goodwill.

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

See notes to consolidated financial statements.

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

During 2001, the Company wrote off old payroll tax liabilities of $100,000 assumed in the Cymedix acquisition, which reduced goodwill.

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1 - Description of Business

         In 2003, Ramp Corporation (the "Company") was reincorporated in Delaware through a merger with its wholly-owned Delaware subsidiary, which it formed in 2003 for such purpose. The Company was originally incorporated in Colorado in 1988 as Nur-Staff West, Inc. In 1988, the Company changed its name to Med-Temps, Incorporated, in 1990, the Company changed its name to International Nursing Services, Inc. and in 1998, the Company changed its name to Medix Resources, Inc. From 1988 until 2000, the Company operated as a temporary healthcare staffing company, with offices at various times in Colorado, New York, Texas and California.  The Company disposed of the healthcare staffing operations in February 2000 and retained only the offices in Colorado which the Company closed in 2003 and relocated its headquarters to New York City.  In January 1998, the Company acquired Cymedix Corporation, which was merged into its wholly-owned healthcare technology subsidiary, Cymedix Lynx Corporation, and in 2000 began focusing solely on the development and commercialization of software and connectivity solutions for certain areas of the healthcare industry.  In 2002, the Company organized a wholly-owned subsidiary, PS Purchase Corp., in Delaware, and in 2003 changed its name to HealthRamp, Inc. ("HealthRamp") to continue this healthcare technology business.  In 2003, the Company acquired the businesses and assets of Frontline Physicians Exchange and Frontline Communications ("Frontline"), used in or necessary for the conduct of its 24-hour telemessaging answering services to physicians and other medically-related businesses and virtual office services to non-medical businesses and professionals, and ePhysician, Inc., whose technology has been integrated with those of the Company's previously developed Cymedix suite of technologies, resulting in the CarePoint™ product suite we are currently marketing to physicians.  In 2003, the Company also formed a wholly-owned subsidiary, LifeRamp Family Financial, Inc. ("LifeRamp"), in Utah that has not yet commenced business operations. The Company is currently exploring the feasibility of using LifeRamp to commence a new business, making non-recourse loans to terminally ill cancer patients secured by their life insurance policies. There can be no assurance that the Company will secure financing on favorable terms necessary to fund that proposed business model, that the necessary regulatory approvals will be obtained or that the business, if commenced, will be cash flow positive or profitable.  During 2003, the Company invested approximately $1.1 million in LifeRamp, and the Company will continue to divert working capital from its main healthcare business until the LifeRamp business becomes self-supporting or is discontinued.

         The accompanying consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and liquidation of liabilities in the ordinary course of business.

         The Company has incurred significant operating losses for the past several years, the majority of which are related to the development of the Company's healthcare connectivity technology and related marketing efforts.  These losses have produced operating cash flow deficiencies, and negative working capital, which raise substantial doubt about its ability to continue as a going concern.  The Company's future operations are dependent upon management's ability to source additional equity capital.

         The Company expects to continue to experience losses in the near term, until such time that its technologies can be successfully deployed with physicians to produce revenues. The continuing deployment, marketing and the development of the merged technologies will depend on the Company's ability to obtain additional financing.  The Company has not generated any significant revenue to date from this technology.  The Company is currently funding operations through the sale of common stock, and there are no assurances that additional investments or financings will be available as needed to support the development and deployment of the merged technologies.  The need for the Company to obtain additional financing is acute and failure to obtain adequate financing could result in lost business opportunities, the sale of the Company at a distressed price or may lead to the financial failure of the Company.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Ramp Corporation and its subsidiaries, HealthRamp and LifeRamp, and its newly acquired division, Frontline (See Note 3).  All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

         The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements involves the use of estimates and assumptions by management, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Credit Risk

         It is the Company's policy to extend credit to its customers in the normal course of business. The Company periodically performs credit analysis and monitors the financial condition of its customers.

Fair Value of Financial Instruments

         The carrying amounts of financial instruments, including accounts receivable, accounts payable and accrued expenses approximate their fair values as of December 31, 2003 and 2002 due to the relatively short maturities of these instruments.

         The carrying amounts of notes payable approximate their fair value as of December 31, 2003 and 2002 because interest rates on these instruments approximate market interest rates and their maturities are short in duration.

Revenue Recognition

         The Company recognizes revenue from service contracts relating to its Frontline division as services are performed, provided that the following revenue recognition criteria are met:

•       Persuasive evidence of an arrangement exists.

•       Service is provided.

•       The fee is fixed or determinable.

•       Collectibility is probable.

         The Company recognizes revenue related to sales of technology and related agreements only when it has completed all of its obligations and is entitled to payment from the customer.  The Company, at its stage of development, has just started to realize recurring revenues from the sale of its technology.  The Company signed an agreement with a distribution partner providing for $10,000 of sign-up fees and possible additional revenues in connection with the introduction of its e-prescribing software to physicians who are customers of the client.  The Company is recognizing the sign-up fees ratably during the period in which it expects to introduce the software to physicians. Additional revenue may be earned by the Company based on the extent of the future use of its software by the physicians.  Additional revenue will not be recognized until it is earned and becomes due under the terms of the agreement.

Segment Information

         The Company follows Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information", which establishes standards for reporting and displaying certain information of operating segments. As a result of the Company's acquisition of certain assets of Frontline, the Company, as of November 10, 2003, manages and evaluates its operations in two reportable segments:  Technology and professional services.  The professional services segment consist of the Frontline business, which derives revenues from two distinct customer bases, medical and commercial, however management concentrates on the performance of each segment as a whole.  The accounting policies of the reportable segments are the same as described in the summary of significant accounting policies.  Management evaluates performance based on revenues and operating profit (loss).  The Company only had one segment in 2002 and 2001.

Income Taxes

         The Company recognizes deferred tax liabilities and assets based on the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The Company's temporary differences result primarily from depreciation and amortization, and net operating loss carryforwards.

Property and Equipment

         Property and equipment is stated at cost.  Depreciation is provided utilizing the straight-line method over the estimated useful lives for owned assets, ranging from 3 to 7 years.

Software and Technology Costs

         The Company incurred $2,756,000, $2,366,000 and $1,288,000 of costs during 2003, 2002 and 2001, respectively, associated with its software research and development efforts, which it expensed in the accompanying statements of operations.  Such costs primarily include payroll, employee benefits, and other headcount-related costs associated with product development.  Technological feasibility for our software products is reached shortly before the products are released commercially.  Costs incurred after technological feasibility is established are not material, and, accordingly, we expense all software and technology costs when incurred.

         During 2003, the Company had provided advances totaling approximately $462,000 to a company that has technology that the Company was potentially interested in acquiring (either in whole or in part) and to a second company that was to complete the development of this technology, the advances being on a "work-for-hire" basis with ownership of the work belonging to the Company. It was ultimately determined that the technology did not meet the agreed-upon performance criteria and in the third quarter of 2003 the Company has written off the entire amount advanced, which is reflected in software and technology costs in the accompanying statement of operations.

Interest Expense and Other Financing Costs

         In addition to interest expense, the Company records financing and certain offering costs associated with its capital raising efforts in its statements of operations. These include amortization of debt issue costs such as cash, warrants and other securities issued to finders and other service providers, and amortization of debt discount created by in-the-money conversion features on convertible debt accounted for in accordance with Emerging Issues Task Force ("EITF") Issue 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and Issue 00-27,"Applicable of Issue 98-5 to Certain Convertible Instruments," by other securities issued in connection with debt as a result of allocating the proceeds amongst the securities in accordance with Accounting Principles Board ("APB") Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants",  based on their relative fair values, and by any value associated with inducements to convert debt in accordance with SFAS No. 84, "Induced Conversions of Convertible Debt".

Long Lived Assets

         The Company reviews its long-lived assets, including its property and equipment and its intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered in accordance with SFAS No.144, "Accounting for the Impairment or Disposal of Long-lived Assets". The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. During 2003 and 2002, the Company determined that no impairment charges were necessary.  During 2001, the Company discontinued operation of its Automated Design Concepts division, and terminated its license agreement with ZirMed.com. As a result, the Company recorded $1,111,000 of impairment expense in the consolidated statement of operations for the year ended December 31, 2001. This amount represents the unamortized balance of each investment at the time of discontinuance.

Goodwill

         Prior to 2002, the Company applied the principle of APB Opinion Nos. 16 and 17, and amortized its goodwill over its estimated useful life

         Effective January 2002, the Company adopted SFAS Nos. 141 and 142, and ceased amortizing its goodwill.

         The Company's reported net loss and net loss per basic and diluted share for the year ended December 31, 2001, excluding goodwill amortization, are as follows:

Reported net loss	($10,636,000)
Add back: Goodwill amortization	209,000
Adjusted net loss	($10,427,000)
Reported net loss per share	($0.21)
Add back: Goodwill amortization	0.00
Adjusted net loss per share	($0.21)

         Under SFAS 142, the Company reviews its goodwill for impairment at least annually, or more frequently whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered.  The Company looks primarily to the market capitalization of the Company in its assessment of whether or not goodwill has been impaired.  During  2003 and 2002, the Company has determined that no impairment of its goodwill is required.

         Total goodwill at December 31, 2003, includes $1,605,000 related to the unamortized balance of goodwill acquired through the Cymedix acquisition, and $3,248,000 of goodwill related to our acquisition of Frontline (see Note 3).

Advertising Costs

         The Company expenses advertising costs as incurred. Advertising expenses were as $1,344,000, $23,000 and $23,000 for the years ended December 31, 2003, 2002, and 2001. Approximately $872,000 was incurred during 2003 in conjunction with our television advertisement campaign.

Basic Loss Per Share

         The Company applies the provisions of SFAS No. 128, "Earnings Per Share". All dilutive potential common shares have an antidilutive effect on diluted per share amounts and therefore have been excluded in determining net loss per share, accordingly the Company's basic and diluted loss per share are equivalent and accordingly only basic loss per share has been presented.

         For the years ended December 31, 2003, 2002 and 2001 total stock options, warrants and convertible debt and preferred stock of 69,879,243, 33,166,853, and 14,693,254 for the years ended December 31, 2003, 2002 and 2001 were not included in the computation of loss per share because their effect was antidilutive; however, if the Company were to achieve profitable operations in the future, they could potentially dilute such earnings.

Stock Based Compensation

         The Company accounts for employee stock based compensation awards based on their intrinsic value in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations  Under the intrinsic value method, no compensation expense is recognized for employee stock-based compensation awards for which the exercise price and number of shares are known at the grant date, the exercise price is equal to the fair market value at the grant date, and vesting will occur solely based on the passage of time.

         The Company accounts for non-employee stock based compensation awards based on their fair value in accordance with SFAS No. 123, "Accounting For Stock Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure - an Amendment SFAS No. 123".

         The Company has adopted the disclosure-only provisions of SFAS No.123 and continues to apply the accounting principles prescribed by APB No. 25 to its employee stock-based compensation awards. The weighted-average estimated grant date fair value, as defined by SFAS No.123, of options granted in 2003, was $0.31 and was immaterial in 2002 and 2001, as calculated using the Black-Scholes option valuation model. Had compensation cost for the Company's options issued to its employees been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common share would have been changed to the pro forma amounts indicated below:

	December 31,
	2003	2002	2001
Net loss applicable to common stockholders - as reported	$(31,321,000)	$ (9,014,000)	$ (10,636,000)
Add: stock based employee compensation cost included in net loss as reported	2,328,000	-	-
Less: stock based employee compensation cost as if the fair value method had been applied to all awards	(3,867,000)	(2,184,000)	(1,399,000)
Net loss applicable to common stockholders - pro forma	$ (32,859,000)	$ (11,198,000)	$ (12,035,000)
Basic and diluted loss per common share - as reported	$ (0.35)	$ (0.14)	$ (0.21)
Basic and diluted loss per common share - pro forma	$ (0.36)	$ (0.18)	$ (0.24)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	December 31,
	2003	2002	2001
Approximate risk free rate	5.50%	5.50%	5.50%
Average expected life	5 years	5 years	5 years
Dividend yield	0%	0%	0%
Volatility range	90.65% - 114.85%	95%	132%

        The Black-Scholes option valuation model was not developed for use in valuing employee stock options. Instead, this model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable, which differ significantly from the Company's stock option awards.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Reclassifications

         Certain amounts in prior years' consolidated financial statements have been reclassified to conform to the current year presentation.

Recently Issued Accounting Pronouncements

         In December 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition", which amends SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements, superseded as a result of the issuance of EITF Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables."  Additionally, SAB No. 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers, or FAQ, issued with SAB No. 101 that had been codified in SEC Topic 13, "Revenue Recognition." Selected portions of the FAQ have been incorporated into SAB No. 104.  While the wording of SAB No. 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104.  Adoption of this standard had no impact on our consolidated financial statements.

         Effective January 1, 2003, the Company adopted the recognition and measurement provisions of FASB Interpretation No. 45  "Guarantor's Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others".  The Interpretation expands on the accounting guidance of SFAS Nos. 5, 57, and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded.  The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, that company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements.  The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, regardless of the guarantor's fiscal year-end.  The Company does not currently provide significant guarantees.  As a result, this interpretation has not had a material impact on the consolidated financial statements.

         In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity", which is effective for the first interim period beginning after June 15, 2003, with the exception of certain provisions which the FASB has deferred. SFAS 150 establishes standards for the Company's classification of liabilities in the financial statements that have characteristics of both liabilities and equity. The Company believes the adoption of SFAS No. 150 will not have a material effect on the Company's consolidated financial statements.

Note 3 - Acquisition

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

         The aggregate purchase price was $348,000, including $300,000 of cash and 100,000 shares of the Company's common stock valued at $48,000. During the fourth quarter of 2003, the Company refined its purchase price allocation to the assets purchased based on their estimated fair market values at the date of acquisition as follows:

Technology	$150,000
Customer lists	50,000
Trademarks	50,000
Fixed assets	98,000
Total	$348,000

         The above assets are being amortized over their estimated useful lives, which range between one and two years.

         Costs associated with terminated acquisitions amount to $142,000 during 2003, and relate to the write-off of certain expenses associated with the PocketScripts acquisition. We entered into an agreement to acquire PocketScripts, LLC in December 2002; the agreement was terminated in March 2003.

         On November 10, 2003, in connection with an Asset Purchase Agreement (the "Asset Purchase Agreement") entered into between the Company and The Duncan Group, Inc., ("DGI"), the Company completed the purchase of substantially all of the tangible and intangible assets, and assumed certain liabilities, of DGI, d/b/a Frontline. In connection with the Asset Purchase Agreement, we agreed to pay (a) $1,567,000 in cash at the closing, (b) $500,000 to be paid in common stock, (c) $1,500,000 to be paid in common stock which is forfeitable if Frontline's gross revenue does not total at least $1 million for the calendar year ended 2003, (d) additional cash payments equal to 15% of Frontline's gross revenue during 2003 and 2004, (e) up to an additional $1,500,000 to be paid in common stock based on the number of physician offices that are active customers of DGI who adopt the Company's technology and generate certain revenues to the Company, and (f) an additional $1 million of common stock if the average annual revenue of Frontline for the calendar years ending 2003 and 2004 equals or exceeds $1,500,000. In connection with (b) and (c) above, the Company we agreed to issue to DGI at closing such number of shares of the Company's common stock equal to the specified dollar amounts above, which number of shares were based upon the average closing price of our common stock for the twenty (20) days immediately preceding the closing date.  Utilizing this formula, the Company issued an aggregate of 3,663,004 shares of common stock to DGI at closing, which the Company valued at $.72 per share, the closing stock price on November 10, 2003, in accordance with EITF Issue 99-12, "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination."  In connection with the expected cash payment equal to 15% of Frontline's gross revenues during 2003, $221,000 was included as additional purchase price and is included in accounts payable-related parties in 2003. With respect to the shares mentioned in (c) above, while such shares were held in escrow at year end, the Company reflected these shares as outstanding in its accompanying financial statements, as the related contingency was satisfied at year end.  The Company will record additional purchase price when and if the remaining conditions of (d), (e), and (f) are satisfied. Frontline provides telephone answering services to physicians and other medically-related businesses and answering and other virtual office services to non-medical businesses and professionals. Frontline has relationships with approximately 2,300 physicians, nurse practitioners and other healthcare providers in over 300 physicians' offices and focuses on the Indianapolis marketplace.  The Company's intention is to expand Frontline geographically and in the services it offers and to integrate the Frontline business with its other operations and the CarePoint Suite.

         The acquisition was accounted for as a purchase transaction and, accordingly, the purchase price has been allocated to the assets and liabilities of Frontline based on their estimated fair values as prepared by an independent valuation specialist. Included in the valuation analysis are the values assigned to purchased fixed assets, trade name and related marks. Customer relationships, non-compete agreements and software and other technology. The estimated fair values included in the accompanying consolidated financial statements are as follows:

Current assets	$ 161,000
Property and equipment	194,000
Amortizable identifiable intangible assets (a)	1,268,000
Goodwill (deductible for income tax purposes)	3,248,000
Liabilities	(183,000)
$4,688,000

(a)  Amortizable identified intangible assets are as follows:

	Estimated Fair Value	Estimated Economic Life

Trade name and related marks	$ 297,000	8 years
Customer relationships	794,000	5 years
Non-compete agreements	20,000	3 years
Software and other technology	157,000	5 years
Total	1,268,000

         The unaudited financial information in the table below summarizes the combined results of operations of the Company and Frontline, on a pro forma basis, as though the companies had been combined as of January 1, 2002. This pro forma data is presented for informational purposes only and is not intended to represent or be indicative of the results of operations that would have been reported had the acquisition taken place on January 1, 2002, and should not be taken as representative of the future results of operations of the Company.

(UNAUDITED)	Year Ended December 31,
	2003	2002
Revenues	$1,666,000	$1,253,000
Net loss applicable to common stockholders	($31,293,000)	$(8,910,000)
Loss per share applicable to common stockholders - basic and diluted	$(0.21)	$(0.13)

Note 4 - Balance Sheet Disclosures

 Property and equipment consist of the following:

	December 31,
	2003	2002

Furniture and fixtures	$ 451,000	$ 111,000
Computer hardware and purchased software	805,000	542,000
Leasehold improvements	49,000	20,000
	$ 1,305,000	$ 673,000
Less: accumulated depreciation and amortization	(574,000)	(408,000)
	$ 731,000	$ 265,000

          Depreciation expense was $157,000, $127,000, and $123,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

          At December 31, 2003, the Company's intangible assets, net (all of which were acquired during 2003) consisted of the following:

	Cost	Accumulated Amortization	Average useful lives

Trade name and related marks	$347,000	$ 25,000	7 years
Customer-related intangibles	844,000	45,000	5 years
Non-compete agreements	20,000	1,000	3 years
Software and other technology	307,000	65,000	3 years
Totals	$1,518,000	$136,000

          Amortization expense during 2003 totaled $136,000, and amortization expense is projected to be approximately as follows for each of the next five years:

2004	$359,000
2005	234,000
2006	233,000
2007	227,000
2008	189,000

          Accrued expenses consists of the following:

	December 31,
	2003	2002

Accrued payroll and benefits	$ 854,000	$ 256,000
Accrued lease abandonment costs	57,000	374,000
Accrued professional fees	764,000	36,000
Accrued license fees	-	36,000
Other accrued expenses	-	23,000
Accrued severance	382,000	-
Accrued interest	8,000	11,000
Total	$ 2,065,000	$ 736,000

Note  5 - Debt

Debt consists of:

	December 31,
	2003	2002

Notes payable - finance company, interest accrues at 7%, monthly payments of principal and interest of $23,730 are payable through October 2003.	$ -	$ 157,000
Notes payable -finance company, interest accrues at 7%, monthly payments of principal and interest of $1,417 are payable through October 2003.	-	18,000
Notes payable -finance company, interest accrues at 6%, monthly payments of principal and interest of $ are payable through October 2004.	116,000	-
Convertible note -investor, interest accrues at 7%, payable through November 2008.	31,000	-
Convertible note -investor, interest accrues at 7%, payable through January 2005.	150,000	-
Revolving line of credit (1)	33,000	-
Equipment line of credit (2)	31,000	-
Promissory note payable -finance company, interest accrues at 7.5%, monthly payments of principal and interest of $2,000 are payable through July 2007.	84,000	-
Promissory note payable -finance company, interest accrues at 8.6%, monthly payments of principal and interest of $2,000 are payable through August 2006.	48,000	-
Notes payable - finance company, interest accrues at 9.9%, monthly payments of principal and interest of $360 are payable through December 2005.	8,000	-
Long-term debt	501,000	175,000
Less current portion	(232,000)	(175,000)
Long-term debt	$ 269,000	$ -

Lines of Credit

(1) The Company obtained a $50,000 line of credit from a financial institution. At December 31, 2003 the outstanding balance was $33,000. The line terminates and becomes due no later than December 2004 and bears interest at prime plus 1%. Prime at December 31, 2003 was  4%.

(2) The Company obtained an equipment line loan, which may be borrowed in multiple advances limited to 80% of the equipment cost. As of December 31, 2003, the outstanding balance of was $31,000. Interest is paid monthly at 8.25%.  The line matures on the 48th scheduled principal and interest payment from the date of the most recent borrowing.

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

         The Company received a total of approximately $1,541,000 from these placements, net of cash offering costs of approximately $309,000.  In connection with the 03-1 Debentures, the Company issued warrants to the investors to purchase 1,500,000 shares of common stock at an exercise price of $0.01 per share. In connection with the 03-2 and 03-3 Debentures, the Company issued warrants to a placement agent and its designees to purchase 300,000 shares of common stock at $0.16 per share, and 666,667 shares of common stock at $0.25 per share, respectively, resulting in additional offering costs of approximately $215,000.  The aggregate offering costs of $524,000 were initially recorded as deferred financing costs and amortized on a straight-line basis over the related Debenture's term.

         The Company registered the common stock underlying the Debentures and the warrants in a registration statement filed with the Securities and Exchange Commission.  The Company filed a registration statement (the "Registration Statement") with the Securities and Exchange Commission on June 4, 2003, which was declared effective on October 16, 2003.  As a result of this delay in the registration statement becoming effective, the Company was obligated to pay the holders a penalty, which was settled in October 2003 (see below).

         The Debentures were issued with in-the-money conversion features since their stated conversion prices were below the fair market value of the Company's common stock at the commitment dates.  Additionally, the Company issued warrants to the investors in the 03-1 Debentures, which resulted in a higher effective beneficial conversion feature for this issuance.  The Company applied the principles in EITF Issue 98-5 and Issue 00-27,  to determine the appropriate original issue discounts (OID) on the Debentures, which amounted to $1,350,000.  This OID was initially being amortized on a straight-line basis over the related Debenture's term.

         In October 2003 the holders of the Debentures elected to convert them into common stock, and the holder of the debenture, who received a warrant to purchase 1,500,000 shares of common stock at $.01, also exercised the warrant in a cashless exercise. The Company issued a total of 13,330,743 shares of its common stock, of which 11 million shares were based upon the principal amount of these debentures, 1,476,923 on the exercise of the warrant and the balance of 853,820 shares were issued for interest and due to the delay in the effectiveness of the registration statement applicable to these shares. The value of the 853,820 shares on October 24, 2003, the date of issue, at $.48 per share (the closing price of our common stock on the American Stock Exchange that day), less $33,000 of interest and $105,000 of late effectiveness penalty, both accrued in the third quarter of 2003, was $273,000, and that amount was charged to expense in the fourth quarter of 2003. As a result of the conversion of the Debentures, the total unamortized debt discount and issuance costs of $1,439,000 related to the Debentures were charged to expense in the fourth quarter of 2003. Thus all of the financing costs and the OID issued in connection with the Debentures were expensed in 2003.

         Between July 29, 2003 and October 15, 2003, various Lenders (the "Lenders") made loans to the Company in the aggregate principal amount of $2,250,000 (the "Loans").

         During July 2003 and September 2003, the Company completed two private placements totaling of $1,400,000 of convertible debentures having an 18-month term, which bear interest at 7% per annum.

         On September 30, 2003, the Company issued an aggregate of $1,400,000 of promissory notes (the "Notes"), with an 18-month term and bearing interest at a rate of 10% per annum.  The Notes were issued in exchange for $1,400,000 of outstanding 7% convertible debentures previously issued by the Company.  The holders of these debentures consented to the exchange when it was determined that, under the rules of the American Stock Exchange, stockholder approval was required before the Company could honor requests to convert these debentures into shares of the Company's common stock.  Therefore, the Company accounted for the Notes in lieu of the debentures during the third quarter of 2003. The Company received a total of approximately $1,291,000 from these placements, net of cash offering costs of approximately $109,000.  In connection with the Notes, the Company issued warrants to a placement agent and its designees to purchase 1,000,000 shares of common stock at $0.22 per share, and to purchase 173,913 shares of common stock at $0.26 per share, respectively, resulting in additional offering costs of approximately $359,000.

         In October 2003 the Company borrowed $600,000 and $250,000 and issued 10% promissory notes due on November 15, 2003 and December 1, 2003, respectively.  These notes are secured by the pledge of one million shares of the Company's common stock owned by Darryl Cohen, the Company's Chairman and CEO, and by 500,000 shares of the Company's common stock owned by Andrew Brown, the Company's President and COO.  In consideration for this pledge Messrs. Cohen's and Brown's stock based compensation award became fully vested (see Note 6).  In connection with these transactions the Company issued warrants expiring in October 2008 to the finder and its designees to purchase a total of 260,000 shares of its common stock at $.01 per share, combined with warrants to purchase in the aggregate 140,000 shares of the Company's common stock at $.01 per share in satisfaction of a finder's fee due on the September Note discussed above.  The Black-Scholes valuation of these warrants to purchase 400,000 shares is $176,000.

         On November 15, 2003, the Company entered into an Exchange Agreement with the Lenders whereby the Company agreed to issue 5,555.56 shares of the Company's common stock for every $1,000 of the Loans delivered by the Lenders.  As a result of the exchange agreement the Company recorded debt discount in the face amounts of the Loans to reflect the newly added beneficial conversion feature. Through December 2003, Lenders delivered promissory notes in the aggregate principal amount of $2,250,000 to be exchanged for 12,500,010 shares of our common stock. The Lenders waived their rights to any accrued interest.  All but $150,000 of the Loans were exchanged prior to December 31, 2003, and thus the majority of the offering costs and debt discount related to the Loans was expensed during the fourth quarter of 2003. The remaining $150,000 of Loans was converted during January of 2004.

         On November 5, 2003 the Company sold a $1,000,000 7% convertible debenture that matures on April 30, 2005, but the holder may require the Company to redeem it after March 31, 2004 at a price that would reflect any increase in the market price of our common stock above the conversion price. The debenture is convertible into common stock at $.25 per share while the closing price of our common stock on the American Stock Exchange on November 5, 2003 was $.66 and, therefore, this debenture was issued with an in-the-money conversion feature. The Company reserved 8,000,000 shares of its common stock pursuant to this debenture. In addition, on November 7, 2003 the Company sold $3,000,000 of its 7% convertible promissory notes that mature in March 2005, to two buyers, these notes being convertible at $.25 per share and also issued warrants with a term of five years to purchase 600,000 shares of common stock at $1.00 per share to the buyers. In connection with these placements, finders were paid $200,000 in cash and received 7% convertible debentures in the face amount of $200,000 convertible into common stock at $.25 per share. The closing price of our common stock on the American Stock Exchange on November 7, 2003 was $.77 and therefore these promissory notes were issued with an in-the-money conversion feature. The Company reserved 26,400,000 shares of its common stock pursuant to these notes, warrants and debentures. This convertible debenture and these convertible promissory notes were converted in December 2003. As a result of the conversion the Company expensed the related debt issue costs of $439,000 and related OID of $4,200,000 during the fourth quarter of 2003.

         The Company entered into a secured convertible loan agreement, dated February 19, 2002, pursuant to which the Company borrowed $1,000,000 from WellPoint Health Networks Inc., in which a then member of the Company's audit committee was a related party. WellPoint converted the note into 2,405,216 common shares on October 9, 2002, which includes approximately $48,000 of accrued interest.  The loan was secured by the grant of a security interest in all Medix's intellectual property, including its patent, copyrights and trademarks. The conversion of the loan eliminated the aforementioned security interest.

Convertible Note Payable Credit Facility

         In December 2000, the Company obtained a credit facility under which it issued a convertible promissory note and common stock purchase warrants.  During the draw down periods, the Company drew $1,500,000 under the convertible note. Advances under the convertible note bear interest at an annual rate of 10% and provide for semi-annual payments on July 10, 2001 and January 10, 2002.  All outstanding balances under this arrangement were converted or redeemed during 2001 into common shares.  The note payable balance was convertible at $.90 per share for up to the first $750,000 and any remaining balance at $1.00 per share.  The initial $750,000 draw on this arrangement had an imputed discount recorded, which was valued at $75,000 for the "in-the-money" conversion feature of the first advance. In addition, the noteholder can force a redemption of the note or any portion thereof, for either cash or stock at the option of the Company, but if for stock, at a redemption price of eighty (80%) percent of the Volume Weighted Market Price (as defined) per common share during the twenty Trading Days ending on the day of the notice delivered by the holder.

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

         The Company also issued warrants to purchase 63,636 shares of common stock at $.80 per share with a term of two years to two finders assisting the transaction.  The finders' warrants have been valued at $40,000 using the Black-Scholes pricing model and have been included as financing costs in the accompanying financial statements.  The calculated values were computed using the following assumptions: lives of 2 years, exercise prices of $.80, volatility of 117%, no dividend payments and a risk free rate of 5.5%.

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

Note 6 - Stockholders' Equity

         As of December 2003, the Company has authorized 2,500,000 of preferred stock and 400,000,000 of common stock. During 2003 the stockholders approved an increase of authorized common stock from 125,000,000 to 400,000,000.

Preferred Stock

1996 Private Placement

         The Company has one remaining unit of its 1996 preferred stock outstanding at December 31, 2003 and 2002. The remaining unit may be converted into the Company's common stock including accrued dividends at the lesser of $1.25 per common share or 75% of the prior five day trading average of the Company's common stock.

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

         The first private placement consisted of 300 shares of Series A preferred stock each with 1,000 warrants for $1,000 per unit, which raised total proceeds of $300,000.  The warrants included with each unit entitle the holder to purchase common shares at $1.00 per share, expiring in October 1, 2000.  The preferred shares were convertible into common shares at $.25 per common share through March 1, 2003. During 1999, 115 shares of Series A preferred stock were converted into 460,000 common shares  During 2000, 185 shares of Series A preferred stock were converted into 740,000 common shares All of the warrants relating to the Series A preferred stock were exercised in 2000.

         The second private placement consisted of 1,832 shares of Series B preferred stock each with 2,000 warrants for $1,000 per unit, which raised total proceeds of $1,816,500 (net of offering costs of $15,500).  The Company also issued a warrant to purchase 50,000 shares of common stock at $.50, which expires in May 2002, for services rendered in connection with the private placement.  The warrants included with each unit entitle the holder to purchase common shares at $.50 per share, expiring on October 1, 2003. During 1999, 1,015 shares of Series B preferred stock were converted into 2,030,000 common shares  During 2000, 767 shares of Series B preferred stock were converted into 1,534,000 common shares.  During 2002, 50 shares of Series B preferred stock were converted into 100,000 common shares.  The warrants are callable by the Company for $.01 upon thirty days written notice. These warrants expired in October 2002. Upon cancellation, the Company extended the expiration date for 480,000 of these warrants to April 2003.  Using a Black Scholes pricing model, $58,000 of expense was charged to equity as the value of this repricing.

         The third private placement consisted of 1,995 shares of Series C preferred stock each with 4,000 warrants for $1,000 per unit, which raised total proceeds of $1,995,000. The warrants, included with each unit, entitled the holder to purchase common shares at $.50 per share, expiring in April 1, 2003.  The preferred shares were convertible beginning April 1, 2000 into common shares at $.50 per common share through April 1, 2003.  During 2000, 1,120 shares of Series C preferred stock were converted into 2,240,000 common shares.  During 2001, 500 shares of Series C preferred stock were converted into 1,000,000 shares of common stock.  During 2002, 300 shares of Series C preferred stock were converted into 600,000 shares of common stock.  In October 2003 the Company purchased the remaining 75 shares of its 1999 series C convertible preferred stock and issued 150,000 shares of its common stock in exchange therefore. This transaction was treated as a capital transaction with no net value being recorded in equity; however, the fair value of the common shares issued in excess of the carrying value of the preferred shares was accounted for as a dividend to the affected equity holders during the fourth quarter of 2003. After April 1, 2000, the warrants are callable by the Company for $.01 upon thirty days written notice.  The Company has not called any of these warrants as of the date hereof.

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

2003 Private Placement

         On December 31, 2003, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement (the "December Agreement").  Under the terms of the December Agreement, the Company sold an aggregate of 3,000 shares of Series A Convertible Preferred Stock for net proceeds of $2,869,000. In addition to cash offering costs of $131,000, the Company also issued 112 shares of Series A convertible preferred stock in aggregate to two placement agents. Each share of the Series A Convertible Preferred Stock is convertible into a number of shares of common stock equal to $1,000 divided by the conversion price of the Series A Convertible Preferred Stock, initially $0.40 cents per share.  The total number of shares of common stock initially issuable upon conversion of the Series A Convertible Preferred Stock is 7,500,000. In addition, the Company issued warrants to purchase an aggregate of 3,100,000 shares of common stock, 2,350,000 of which are exercisable at $0.61 cents per share and 750,000 of which are exercisable at $0.70 cents per share.  The warrants have a term of five years.  In connection with this placement, the Company recorded a beneficial conversion discount of $2,156,000 as an increase to its accumulated deficit and net loss applicable to common stockholders.

Common Stock

         During the first quarter of 2003, the Company completed a private placement of its $.001 par value common stock and received proceeds of $1,499,000, net of $95,000 in fees.  A total of 3,151,250 units were placed, each consisting of two shares of common stock and one warrant.  Subscribers purchased each unit for $0.40 and are entitled to exercise warrant rights to purchase one share of Common Stock at a purchase price of $0.50 per share during the exercise period commencing on January 1, 2003 and ending December 31, 2007.  The Company registered the above common stock and shares of common stock covered by the warrants for resale in a registration statement with the Securities and Exchange Commission.

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

         During the fourth quarter of 2003, the Company completed a private placement of its common stock and received proceeds of $350,000.  A total of 76,040 units were placed, each consisting of ten shares of common stock and a warrant to purchase five shares of common stock.  Subscribers purchased each unit for $2.00 and are entitled to exercise the warrant to purchase five shares of common stock at a purchase price of $.0.30 per share during the exercise period commencing on July 15, 2003 and ending December 31, 2007.

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

         The Company paid an aggregate of 7% of each amount advanced under the equity line financing to two parties affiliated with the providers of the Equity Line of Credit for their services relating thereto.  In addition, upon the effective date of a Registration Statement registering the securities to be issued under the Equity Line of Credit, the Company issued to those same two parties an aggregate of 198,020 shares of common stock, and on December 9, 2001 (180 days after the date of the Equity Line of Credit Agreement) the Company issued to them an additional 344,827 shares of our common stock shares.  In addition, the Company paid legal fees in an aggregate amount of $15,000.

Stock Options

         In August 1999, the Board of Directors adopted the 1999 Stock Option Plan (the "1999 Plan"), which provides for the grant of incentive stock options ("ISOs") to officers and other employees of the Company and non-qualified options to directors, officers, employees and consultants of the Company.  Options granted under the plan generally vest over a period of one or more years and expire at various times up to ten years. ISOs are granted at a price equal to the market value at the date of grant.  The Board of Directors reserved 10,000,000 shares of common stock for granting of options under the 1999 Plan.  At the 2001 Annual Meeting the shareholders approved an increase to 3,000,000 shares of common stock for issuance under the 1999 Plan.

         In February 2003, the Board of Directors adopted, and in May 2003 stockholders approved, the 2003 Stock Incentive Plan (the "2003 Plan"), which provides for the grant of ISOs, supplemental stock options, stock appreciation rights and performance shares to directors, officers, employees, consultants and advisors of the Company and its subsidiaries.  Options granted under the plan generally vest over a period of one or more years and expire at various times up to ten years.  Upon exercise, shares will be issued upon the payment of the exercise price in cash, by delivery of shares of common stock, options or a combination of these methods.  ISOs are granted at a price equal to the market value at the date of grant.  The Board of Directors reserved 10,000,000 shares of common stock for grants under the 2003 Plan.

         In October 2003, the Board of Directors adopted, and in December 2003 stockholders approved, the 2004 Stock Incentive Plan (the "2004 Plan"), which provides for the grant of ISOs, supplemental stock options, stock appreciation rights and performance shares to directors, officers, consultants and advisors of the Company its subsidiaries.  ISOs granted under the plan generally vest over a period of one or more years and expire at various times up to ten years.  Upon exercise, shares will be issued upon the payment of the exercise price in cash, by delivery of shares of common stock, options or a combination of these methods and expire up to ten years after the date of grant.  ISOs are granted at a price equal to the market value at the date of grant.  The Board of Directors reserved 15,000,000 shares of common stock for grants under the 2004 Plan.

         In October 2003, the Board of Directors established the 2003 Consultants Stock Option Warrant and Stock Award Plan (the "2003 Consultants Plan"), which provides for the grant of non-qualified options, warrants, restricted stock and unrestricted stock to consultants of, or other natural persons who provide bona fide services, other than services in connection with the offer or sale of the Company's securities in a capital raising transaction to, the Company. The Board of Directors reserved 5,000,000 shares of common stock for grants under the 2003 Consultants Plan.

         The Board of Directors made certain stock awards and granted stock options effective July 10, 2003. As an incentive to provide their services to the Company at least through January 6, 2004, and pursuant to the Company's 2003 Stock Incentive Plan, Mr. D. Cohen, the Company's Chairman and CEO, was granted 1,000,000 shares of restricted common stock, and Mr. Patrick Jeffries, the Company's former Chairman,  and External Affairs, Inc. ("EA"), a consulting firm working with the Company, were each granted 500,000 shares of restricted common stock, with the Company to pay the income taxes on the grant and also the income taxes on the payment of the income taxes.  The Company estimates that its liability for such tax and tax on tax payments will total approximately $278,000, which has been included in accrued expenses in the accompanying Statement of Operations for fiscal year 2003. The shares granted were restricted as to transferability, forfeitable and must be returned to the Company if, by January 6, 2004 the Company has failed to meet certain performance goals.  In addition, the Board granted Mr. Cohen a five-year option to purchase 3,000,000 shares of common stock at $0.25 per share with one third of such shares vesting quarterly over the next twelve months as long as Mr. Cohen retains his position of President and Chief Executive Officer of the Company, and the remaining two-thirds vesting on June 30, 2004 based on the Company achieving targeted revenues during the twelve months ending June 30, 2004.  If revenue does not reach the target then vesting is reduced pro rata.  EA received options with similar terms for a total of 1,500,000 shares.  Mr. Jeffries received a five-year option to purchase 500,000 shares at $0.25 each vesting quarterly over the next twelve months as long as he retains his position as Chairman of the Company.  Mr. Jeffries also received a five-year option to purchase 800,000 shares of common stock at $0.25 per share based on his continued membership on the Board and satisfactory performance as Chairman of the Company over the next twelve months. Messrs. Samuel Havens and Guy Scalzi, two non-employee directors of the Company at the time, received similar options to Mr. Jeffries' for 200,000 shares each.  The closing price of the common stock on the American Stock Exchange on July 10, 2003 was $0.34.

         The Company recognized compensation charges for the restricted stock and option grants to Mr. D. Cohen, for 200,000 option shares for each of Mr. Jeffries and the other Board members based on the intrinsic-value method prescribed by APB No. 25.  The Company also recognized compensation charges for the restricted stock and additional option grants to Mr. Jeffries, given to him in his capacity as a consultant to the Company, as well as all such grants to EA based on the fair-value method prescribed by SFAS No. 123 and EITF Issue 96-18, "Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling, Goods or Services".

         As noted above, at the original grant date, certain options and the restricted stock grants vested based on performance criteria.  On August 19, 2003, these grants were modified to provide for time-based vesting, with accelerated vesting if specified performance criteria are met. The employee awards were therefore subject to variable accounting through August 19, 2003, and all such awards were re-measured and fixed upon the modification.

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

         On October 9, 2003 Patrick Jeffries resigned as Chairman of the Board of the Company and the next day the Board elected Darryl Cohen as Chairman in his place, in addition to Mr. Cohen's duties as the Company's Chief Executive Officer. At the same meeting the Board elected Andrew Brown, formerly serving the Company through his consulting firm, EA , to become its President and Chief Operating Officer. The various options and restricted stock granted to Mr. Jeffries on July 10, 2003, vested in full upon his resignation. The value of these options at date of full vesting, in excess of amounts charged to expense in the third quarter of 2003, was $826,000, and that amount was charged to expense in the fourth quarter of 2003. The value of the options granted to Mr. Brown while he was a consultant to the Company, in excess of the amounts charged to expense in the third quarter of 2003, was charged to expense along with any amounts he earned as President and Chief Operating Officer during the fourth quarter of 2003.

         In October 2003 the Company issued 10% promissory notes. These notes were collateralized by the pledge of one million shares of the Company's common stock owned by Mr. D. Cohen and by 500,000 shares of the Company's common stock owned by Mr. Brown. In consideration for this pledge, Messrs. Cohen's and Brown's stock based compensation award became fully vested. As a result of the accelerated vesting, the Company recognized compensation charges of approximately $1,811,000. In addition, should Mr. Cohen terminate employment prior to his original vesting date, the Company would have to record additional compensation charges up to approximately $710,000.

         At its October 2, 2003 meeting, the Board of Directors awarded six employees and one consultant options to purchase a total of 1,100,000 shares of common stock at exercise prices equal to the closing price of the Company's common stock on the American Stock Exchange on date of grant. In addition, on November 17, 2003, the Company granted Mitchell Cohen a two year option to purchase 400,000 shares of common stock at $.44 per share vesting quarterly equally in eight installments commencing December 31, 2003 as long as Mr. Cohen retains his position as Chief Financial Officer with the Company. The closing price of the Company's common stock on that date was $.65. The Company recorded $84,000 of deferred compensation in connection with this award that it is recognizing as compensation expense over the vesting period. The Company also entered into an employment agreement with an executive for a period of three years commencing on November 17, 2003 with automatic one year renewals unless notice of non-renewal is given. In connection with this agreement, the Company granted,  an option to purchase 125,000 shares of our common stock vesting equally in eight quarterly installments commencing December 31, 2003.

          The following table presents the activity for options outstanding:

	Incentive Stock Options	Non-qualified Stock Options	Weighted Average Exercise Price
Outstanding - December 31, 2000	5,862,642	603,501	$1.62
Granted	2,289,000	-	0.71
Forfeited/canceled	(865,000)	(65,834)	3.03
Exercised	(1,267,142)	(173,500)	0.25

Outstanding - December 31, 2001	6,019,500	364,167	1.40
Granted	4,968,000	860,000	0.67
Forfeited/canceled	(1,314,750)	(266,167)	1.15
Exercised	(200,000)	(158,000)	0.40

Outstanding - December 31, 2002	9,472,750	800,000	1.06
Granted	7,847,500	4,030,000	0.36
Forfeited/canceled	(1,505,625)	(480,000)	0.63
Exercised	(107,500)	(210,000)	0.32

Outstanding - December 31, 2003	15,707,125	4,140,000	$0.70

The following table presents the composition of options outstanding and exercisable:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number	Price*	Life*	Number	Price*
$.25 - .55	12,077,125	$ 0.33	4.71	8,715,875	$ 0.30
$.59 - .99	6,550,000	0.68	4.00	5,583,125	0.69
$1.05 - 4.97	1,220000	4.38	3.30	1,220,000	4.38

Total - December 31, 2003	19,847,125	$ 0.70	4.29	15,519,000	$ 0.76

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

Warrants

          For the year ended December 31, 2003, the Company issued warrants to consultants to purchase a total of 1,214,000 shares of common stock, at prices between $0.01 and $0.70 per share.  The issuance of the warrants during the year ended December 31, 2003, resulted in charges of $456,000 that are reflected in the accompanying statement of operations for the year ended December 31, 2003.

         The Company has an obligation to issue up to 7,000,000 warrants under an agreement with a pharmacy management company for the Company's proprietary software to be interfaced with core medical service providers, in which one of the Company's audit committee members is a related party to the pharmacy management company.  The agreement provides for 3,000,000 warrants with an exercise price of $.30, 3,000,000 warrants with an exercise price of $.50, and 1,000,000 warrants with an exercise price of $1.75 all expiring September 8, 2004.  The right to exercise the warrants are earned in increments based on certain performance criteria.  At December 31, 2003 a total of 1,850,000 warrants had been earned.  In connection with the obligation to issue the 850,000 warrants earned, the Company recorded expense of $590,000 during the third quarter of 2001 valued using the Black-Scholes option pricing model, with assumptions of 132% volatility, no dividend yield and a risk-free rate of 5.5%.  The 850,000 warrants were issued in the first quarter of 2002.

         At December 31, 2003 the Company had the obligation to provide 5,150,000 warrants under the Amended and Restated Common Stock Purchase Warrant Agreement with this pharmacy management company if certain performance criteria specified are met.  No additional warrants were earned during 2003.  Had all of the remaining performance criteria been met at December 31, 2003, the fair value of the related warrants and resulting expense would have been approximately $2,026,000, using the Black-Scholes option pricing model, with assumptions of 97.9% volatility, no dividend yield and a risk-free rate of 2.25%.

         The Company also issued and modified warrant terms in the settlement of certain litigation during 2001 These warrants and modifications have been valued at $234,000 using the Black-Scholes option pricing model.

         The following table presents the activity for warrants outstanding:

	Number of Warrants	Weighted Average Exercise Price
Outstanding - December 31, 2000	5,441,000	0.53
Issued	2,066,587	1.12
Forfeited/canceled	(36,000)	0.80
Exercised	(22,000)	0.19

Outstanding - December 31, 2001	7,449,587	0.69
Issued	17,493,016	0.51
Forfeited/canceled	(826,000)	0.51
Exercised	(1,388,975)	0.50

Outstanding - December 31, 2002	22,727,628	$ 0.58
Issued	21,267,566	0.42
Forteited/canceled	(2,485,778)	1.03
Exercised	(6,132,917)	0.48

Outstanding - December 31, 2003	35,376,499	0.45

         All of the outstanding warrants are exercisable and have a weighted average remaining contractual life of 3.45 years.

         For the year ended December 31, 2003, the Company received proceeds of $70,000 and $1,608,000 from the exercise of options and warrants, resulting in the issuance of 315,000 and 5,909,000 shares of common stock, respectively.  In the comparable twelve-month period in 2002, the Company received proceeds of $115,000 from the exercise of warrants and options resulting in the issuance of 315,000 shares of common stock.  Also, during the third quarter of 2003, the Company issued 51,635 shares of common stock upon the cashless exercise of a warrant to purchase 223,750 shares at $.50.

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

         For the year ended December 31, 2003, the Company issued warrants in connection with various common stock private placement financings, as previously discussed.

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

         During 2003, the Company granted five-year warrants to purchase a total of 1,312,500 shares of common stock at exercise prices of $0.40 and $0.50 per share to parties who had earlier exercised warrants. During the fourth quarter of 2003, the Company reduced the exercise price of certain of these warrants to $.30.

         These modifications were primarily made to increase the likelihood of the holders exercising such warrants.  Additionally, certain of the above-noted warrants were modified to compensate investors and consultants who had rendered non-employee services (which was not contemplated at the original issue dates) subject to the approval of the Board of Directors, which took place during 2003.  As such, $2,026,000 of the value of these modifications has been accounted for as a deemed disproportionate dividend to the effected warrant holders and as a capital transaction with no net value being recorded to equity during 2003. The portion related to non-employee service, which amounted to $110,000, has been reflected in operating expenses during 2003.  The Company has applied the modification principles in SFAS No. 123, using the Black-Scholes model to determine the value of these changes in warrants.

         On May 22, 2003, an accredited investor exercised warrants to purchase units consisting of 1,250,000 shares of our common stock (which were registered under a previously filed registration statement) and new warrants to purchase an additional 1,250,000 shares of our common stock, which we agreed to register on this registration statement. The new warrants have an exercise price of $0.30 per share.

Note 7 - Related Party Transactions

         The accounts payable - related parties as of December 31, 2003 reflects $40,000 owed to a director of the Company.  During 2002, the Company repaid an advance from John Prufeta, then an officer and director of the Company, in the amount of $166,000.  During 2002, the Company borrowed a total of $130,000 with interest at 5% per annum from Mr. Prufeta.  The loan and all accrued interest was repaid in full in July 2003.

         Prior to being elected to the Board of Directors of the Company in 1999, a company affiliated with one of the Company's directors, entered into agreements with us to provide executive search services and sales and marketing service to us. In connection with those agreements, the Company issued a 3-year option to acquire up to 25,000 shares of the Company's common stock at an exercise price of $.55 per share.  An expense of approximately $13,000 related to the issuance of the option was recorded.  The Company paid the related company approximately $51,000 during 2001. The Company also entered into an agreement with the affiliated company for rental space, use of clerical employees and to pay a portion of utility and telephone costs.  Rent expense for 2001 was $111,000.

         The Company also has an obligation to issue warrants to a pharmacy management company in which a former member of the Company's audit committee is a related party, if certain performance criteria are met in the future (see Note 6).

         The Company has a consulting agreement with one of the Company's directors to assist with marketing of the Company's products.  The Company paid the director $20,000 for such consulting services in 2002.

         During July 2001, the Company received $136,000 as a short-term advance from a related party, $50,000 of which was repaid during August 2001.  An additional $30,000 and $50,000 was advanced to the Company by the related party during September and December 2001, leaving an outstanding balance of $166,000 at December 31, 2001. The entire amount was repaid during February 2002.

Note 8 - Commitments and Contingencies

Litigation

         In the normal course of business, the Company is party to litigation from time to time.  The Company maintains insurance to cover certain actions and believes that resolution of such litigation will not have a material adverse effect on its consolidated financial statements and business.

         During 2003 the Company was in default in the payment of severance obligations under separation agreements with two former executive officers.  On June 3, 2003 these two former executive officers, John Prufeta and Patricia Minicucci, commenced a lawsuit against the Company, in which they alleged that the Company breached these separation agreements entered into in December 2002, and that the Company failed to repay amounts loaned by Mr. Prufeta to the Company.  On July 15, 2003, the Company paid in full the amounts so loaned together with interest, without admitting the claimed default.  The Company intends to honor its future severance obligations to these two former executives and has commenced negotiations with the plaintiffs to settle the dispute amicably and to have them withdraw the complaint without prejudice as an indication of good faith in the settlement negotiations.

         In August 2003 the Company commenced an action in the Federal District Court for the Southern District of Ohio against PocketScript, LLC for $154,000, representing the unpaid principal amount of a note payable to the Company for advances made to PocketScript while the Company was performing due diligence leading to a potential purchase of PocketScript, which did not occur.  In what the Company believes to be essentially a negotiating tactic to obtain a more favorable settlement in the Company's case, the individuals who were owners of an entity that was an owner of PocketScript filed an action on September 15, 2003 against the Company and against Darryl Cohen, the Company's CEO, personally. The Company was served on October 27, 2003.  This action alleges breach of contract and claims $850,000 of damages, and also alleges fraud and claims $1 million of "compensatory" damages and $3 million of punitive damages.  The Company believes that this action is entirely without merit and it intends to defend against it.

         In the beginning of March 2004, the Company was effectively served with a Demand for Arbitration by Mark W. Lerner, a former officer, with respect to his claim that the Company improperly terminated his employment agreement, thereby resulting in claimed damages of as much as $350,000 plus prejudgment interest, statutory penalties relating to unpaid wages of 25% and legal fees.  The Company believes that it has defenses to the claimed damages and counterclaims that can be asserted against Mr. Lerner regarding the damages suffered from his employment and the Company intends to vigorously pursue these in the arbitration.

Employment Agreements

         As of October 1, 2003 the Company entered into employment agreements with two executives each for one year terms with automatic one year renewals unless notice of non-renewal is given.  Under both agreements the Company or the executive may terminate the agreement without cause by giving a 90-day advance notice.  One executive received an option to purchase 500,000 shares of common stock, half vesting on grant and half vesting equally in eight quarterly installments commencing December 31, 2003.  The other executive received an option to purchase 240,000 shares of common stock vesting equally in eight quarterly installments commencing December 31, 2003. The exercise price of both options was fixed as the closing price of the Company's common stock on the date of grant.

         The Company also entered into an employment agreement with an executive for a period of three years commencing on November 17, 2003 with automatic one year renewals unless notice of non-renewal is given.  Under the agreement the Company or the executive may terminate the agreement without cause by giving a 90-day advance notice.  The agreement calls for the Company to grant, not later than November 27, 2003, an option to purchase 125,000 shares of common stock vesting equally in eight quarterly installments commencing December 31, 2003.

         Also in July 2003, the Company's Board of Directors approved the following: (a) an employment agreement with the Company's Chairman and Chief Executive Officer, Darryl R. Cohen, under which Mr. Cohen's base salary for the year beginning July 1, 2003 will be $375,000 (plus certain fringe benefits) with a discretionary bonus potential up to his base salary based on attaining a specified level of gross revenue of the Company during the year ending June 30, 2004; (b) a cash bonus of $150,000 to Mr. Cohen for his services in the year ended June 30, 2003; (c) cash payments for fees to EA of $328,000 for the year beginning July 1, 2003 with a discretionary bonus potential up $275,000 also based on attaining a specified level of gross revenue of the Company during the year ending June 30, 2004; (d) a bonus of $50,000 to EA for the year ended June 30, 2003; and (e) payment of cash fees of $90,000 for the year beginning July 1, 2003 to the Company's then Chairman, Patrick Jeffries. The arrangement with EA was transferred to Mr. Brown personally when he was elected President in October 2003. During the year ended 2003, the Company, in anticipation of meeting certain revenue targets described above recorded a $340,000 bonus accrual which is included in accrued expenses in the accompanying Statement of Operations for fiscal year 2003.

Leases

         The Company leases office facilities in New York, Indiana, Utah, Florida, California, and Texas and various equipment under non-cancelable operating leases.  In February 2004, the Company relocated its executive offices from 480 Lexington Avenue, New York, New York to 33 Maiden Lane, New York, New York.

         Rent expense for these leases was:

Year Ended December 31,
2003	$ 567,000
2002	$ 610,000
2001	$ 396,000

         Future minimum lease payments under these leases are approximately as follows:

Year Ending December 31,
2004	$ 1,006,000
2005	662,000
2006	600,000
2007	490,000
2008 and thereafter	510,000
Total	3,668,000

See Note 13 for further discussion of certain leases

Note 9 - Income Taxes

         As of December 31, 2003, the Company has net operating loss (NOL) carry forwards of approximately $41,800,000, which expires in the years 2004 through 2023.  The utilization of the NOL carry forward is significantly limited on an annual basis for net operating loss carry forwards generated prior to September 1996, due to an effective change in control, which occurred as a result of the 1996 private placement.  As a result of the significant sale of securities during 1999, the company's net operating loss carry forwards will be further limited in the future due to those changes in control.  The Company also has a deferred tax liability of approximately $664,000 related to intangibles being amortized for tax but not for book purposes.  The Company has concluded it is currently more likely than not that it will not realize its net deferred tax asset and accordingly has established a valuation allowance of approximately $19,200,000 and $9,900,000 at December 31, 2003 and 2002 respectively.  The change in the valuation allowance for 2003 was approximately $9,300,000.  The change in the valuation allowance for 2002 and 2001 was approximately $2,500,000 and $2,413,000 respectively.

Note 10 - Employee Benefit Plan

         Employees are eligible to participate in the company's 401(k) retirement.  Payroll deductions are taken out of payroll checks and are considered "pre-tax" dollars.  Employees may elect (in writing) at any time that their participation be "suspended", however, they may only apply for re-enrollment quarterly.  Employees may elect up to a 15% contribution.  There currently is no employer match policy.

Note 11 - Segment Information

Summarized financial information for 2003 concerning the Company's reportable segments, technology and professional services is shown in the following table (the Company only had one reportable segment during 2002 and 2003):

As of and for the year ended December 31, 2003

		Professional
	Technology	Services (a)	Total
Revenue	$191,000	$242,000	$433,000
Operating loss	17,244,000	60,000	17,304,000
Total assets	9,316,000	357,000	9,673,000
Depreciation and amortization	274,000	20,000	294,000
Capital expenditures	295,000	36,000	331,000

(a) Information is for the period November 10, 2003 (the date of the Frontline acquisition) through December 31, 2003.

Note 12 - Summarized Quarterly Results (Unaudited)

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

	First Quarter	Second Quarter	Third Quarter (2)	Fourth Quarter (3)(4)
December 31, 2001
Revenues	$ 30,000	$ -	$ -	$ (1,000)
Operating expenses	2,195,000	1,455,000	3,058,000	1,437,000
Net loss	(2,259,000)	(1,635,000)	(3,183,000)	(3,559,000)
Basic and diluted loss per share (1)	(0.05)	(0.03)	(0.06)	(0.07)

December 31, 2002
Revenues	$ -	$ -	$ -	$ -
Operating expenses	1,475,000	1,265,000	1,678,000	3,140,000
Net loss	(1,677,000)	(1,309,000)	(1,732,000)	(4,296,000)
Basic and diluted loss per share (1)	(0.03)	(0.02)	(0.03)	(0.05)

December 31, 2003
Revenues	$ 173,000 (5)	$ -	$ 1,000	$ 259,000
Operating expenses	2,625,000(5)	2,473,000	4,923,000	7,804,000
Interest and financing costs	4,000(5)	140,000	526,000	9,189,000
Disproportionate deemed dividends issued to certain warrant holders	1,133,000(5)	-	113,000	780,000
Beneficial conversion feature discount to related to 2005 Series A convertible preferred stock	-	-	-	2,156,000
Net loss applicable to common stockholders	(3,580,000)(5)	(2604,000)	(5,537,000)	(19,688,000)
Basic and diluted loss per share (1)	(0.05)(5)	(0.03)	(0.06)	(0.18)

(1) Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly net earnings per share amounts may not equal the annual amounts reported.

(2) Included in third quarter 2001 operating expenses is $1,111,000 of expenses related to the impairment of intangible assets. (see Note 2)

(3) Included in fourth quarter 2001 operating loss is $1,022,000 in financing costs.  (Notes 6 and 8)

(4) Included in the fourth quarter 2002 operating expenses is $1,066,000 of expenses related to the write-off of capitalized software project costs, $374,000 of accrued lease abandonment costs, and $309,000 of expenses associated with an acquisition which, was terminated.

(5) As reported in the Company's amended 10-Q/A filed on March 30, 2004. The Company's predecessor auditors have not reviewed or had any involvement with the Form 10-Q/A filed on March 20, 2004.

Note 13 - Subsequent Events

         In March 2004, the Company sold 10,869,565 shares of its common stock at a purchase price of $0.46 per share, for an aggregate purchase price of $5,000,000 to an accredited investor in a private placement.  In connection with the private placement, the investor also received a five-year warrant to purchase 2,173,913 shares of common stock at an exercise price of $0.80 per share.  The Company also issued a five-year warrant to purchase 173,912 shares of common stock at $0.80 per share to a finder and five-year warrants to purchase an aggregate of 831,391 shares of common stock at $0.80 per share to the placement agent and its affiliates for its services in the placement.

          Concurrently with the resignations of Messrs. Kleinke and Friedensohn as directors in April 2004, the Company fully vested Mr. Kleinke's option and will fully vest Mr. Friedensohn's option, each of which option was granted on October 7, 2003, to purchase 200,000 shares of our common stock at an exercise price of $0.50 per share, and paid each of them the sum of $40,000 in consideration of the surrender of such option to us for cancellation. The resulting charge will be recorded in the second quarter of 2004.

         In February 2004 the Company relocated its executive offices from 420 Lexington Avenue, New York, New York to 33 Maiden Lane, New York, New York, which consists of approximately 22,000 square feet that is being subletting under a sublease that expires on June 29, 2008.  The Company is obligated to continue to make monthly rental payments until the expiration of its Lexington Avenue lease on January 31, 2005 unless and until the Company is successful in subletting that space.  The Company is presently assessing the need to record a loss on abandonment and/or termination in 2004.  The Company is also in the process of exploring additional space in downtown Manhattan, nearby to our Maiden Lane headquarters, as the Company anticipates its staffing needs over the next twelve months may require additional office space.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAMP CORPORATION

By:       /s/ Darryl R. Cohen_______

Darryl R. Cohen

Chairman and Chief Executive Officer

Dated: April 14, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title
/s/Darryl R. Cohen Darryl R. Cohen	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	April 14, 2004
/s/Mitchell M. Cohen Executive Vice President, Mitchell M. Cohen	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	April 14, 2004
/s/Andrew Brown Andrew Brown	President, Chief Operating Officer and Director	April 14, 2004
/s/David Friedensohn David Friedensohn	Director	April 14, 2004
/s/Samuel H. Havens Samuel H. Havens	Director	April 14, 2004
/s/Jeffrey A. Stahl Jeffrey A. Stahl	Director	April 14, 2004

 INDEX TO EXHIBITS

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated December 17, 2003 of Medix Resources, Inc., a Colorado corporation, into Ramp Corporation, a Delaware corporation, incorporated by reference to Annex A to the Company's definitive Proxy Statement on Schedule 14A filed with the SEC on November 6, 2003.

3.1.1	Restated Certificate of Incorporation of the Company, incorporated by reference to Annex B to the Company's Definitive Proxy Statement on Schedule 14A filed with the SEC on November 6, 2003.
3.1.2

Certificate of Designation of Series A Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-3, filed with the SEC on January 30, 2004.

3.2	By-Laws of the Company, incorporated by reference to Annex C to the Company's definitive Proxy Statement on Schedule 14A filed with the SEC on November 6, 2003.
4.1	Form of specimen certificate for common stock of the Company.*
4.2	Form of 1996 Unit Warrant, incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Registration Statement of the Company on Form S-3 filed with the SEC on October 10, 1996.
4.3	Form of Warrant issued with the 1999 Series A, B, and C Convertible Preferred Stock, incorporated by reference to Exhibit 4.7 to the Company's Form 10-KSB, filed with the SEC on March 30, 2000.
4.4

Amended and Restated Warrant to Purchase Common Stock issued to WellPoint Pharmacy Management, dated September 8, 1999 and amended February 18, 2002, incorporated by reference to Exhibit 10.7 to the Company's Amendment No.1 to Registration Statement on Form S-2 (Reg. No. 333-73572), filed with the SEC on February 28, 2002.

4.5	Form of Warrant issued with the 2002 private placement of stock with warrants, incorporated by reference to Exhibit 4.5 to the Company's Form 10-K, filed with the SEC on March 27, 2003.
4.6

Registration Rights Agreement, dated as of November 7, 2003, between Medix Resources, Inc. and The Duncan Group, Inc., incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed with the SEC on November 19, 2003.

4.7	Form of Warrant Modification Agreement, dated as of April 21, 2003.*
4.8	Form of Warrant Amendment, dated as of October 1, 2002.*
4.9

Securities Purchase Agreement, dated April 11, 2003 relating to the 7% Convertible Debentures Series 03 Due October 11, 2004 (including Annex I (form of Debenture), Annex IV (form of Registration Rights Agreement) Annex V (Company disclosure Materials) ands Annex VI (form of Warrant), incorporated by reference to Exhibit 4.1  to the Company's Registration Statement on Form S-3, filed with the SEC on June 23, 2003.

4.10

Securities Purchase Agreement, dated May 12, 2003 relating to the 7% Convertible Debentures Series 03-2 Due November 12, 2004 (including Annex I (form of Debenture), Annex IV (form of Registration Rights Agreement) and Annex V (Company disclosure Materials), incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3, filed with the SEC on June 23, 2003.

4.11

Securities Purchase Agreement, dated June 12, 2003 relating to the 7% Convertible Debentures Series 03-3 Due December 12, 2004 (including Annex I (form of Debenture), Annex IV (form of Registration Rights Agreement) and Annex V (Company disclosure Materials), incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3, filed with the SEC on June 23, 2003.

4.12

Form of Warrants issued to the placement agent of the Series 03-2 Debentures or its designees, incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3, filed with the SEC on June 23, 2003.

4.13

Form of Warrants issued to the placement agent of the Series 03-3 Debentures or its designees, incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-3, filed with the SEC on June 23, 2003.

4.14	Warrant, dated October 2, 2003, issued to Heather Urich at an exercise price of $0.50.*
4.15	Warrant, dated October 2, 2003, issued to Heather Urich at an exercise price of $0.01.*
4.16	Form of Series 03 7% Convertible Debenture, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3, filed with the SEC on November 26, 2003.
4.17

Note and Warrant Purchase Agreement, dated as of October 28, 2003 relating to the 7% Convertible Promissory Notes by and among the Company and the Purchasers named therein, incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3, filed with the SEC on November 26, 2003.

4.18

Form of Convertible Promissory Note, dated October 28, 2003, due March 27, 2005 incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3, filed with the SEC on November 26, 2003.

4.19	Form of Warrant, dated October 28, 2003, incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3, filed with the SEC on November 26, 2003.
4.20

Registration Rights Agreement, dated October 28, 2003 by and among the Company and the Purchasers named therein, incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-3, filed with the SEC on November 26, 2003.

4.21	Form of Warrant issued to the placement agent or its designees, incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-3, filed with the SEC on November 26, 2003.
4.22	Form of Exchange Agreement, dated November 15, 2003, incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-3, filed with the SEC on November 26, 2003.
4.23

Series A Convertible Preferred Stock Purchase Agreement, dated December 31, 2003, relating to the sale of Series A Convertible Preferred Stock between the Company and Canon Ventures Limited ("Canon"), incorporated by reference to the Exhibit 4.1 to the Company's Registration Statement on Form S-3, filed with the SEC on January 30, 2004.

4.24	Form of Warrant issued to Canon at an exercise price of $0.70, incorporated by reference to the Exhibit 4.2 to the Company's Registration Statement on Form S-3, filed with the SEC on January 30, 2004.
4.25	Form of Warrant issued to Canon at an exercise price of $0.61, incorporated by reference to the Exhibit 4.3 to the Company's Registration Statement on Form S-3, filed with the SEC on January 30, 2004.
4.26

Form of Warrant issued to vFinance Investments, Inc. at an exercise price of $0.61, incorporated by reference to the Exhibit 4.4 to the Company's Registration Statement on Form S-3, filed with the SEC on January 30, 2004.

4.27

Form of Warrant issued to David Stefansky at an exercise price of $0.61, incorporated by reference to the Exhibit 5 to the Company's Registration Statement on Form S-3, filed with the SEC on January 30, 2004.

4.28

Form of Warrant issued to Richard Rosenblum at an exercise price of $0.61, incorporated by reference to the Exhibit 6 to the Company's Registration Statement on Form S-3, filed with the SEC on January 30, 2004.

4.29

Registration Rights Agreement, dated December 31, 2003, between the Company and Canon, incorporated by reference to the Exhibit 9 to the Company's Registration Statement on Form S-3, filed with the SEC on January 30, 2004.

4.30

Consulting Agreement, dated as of October 1, 2002, between the Company and Mr. Benjamin Mayer, as amended on December 4, 2003 incorporated by reference to the Exhibit 10 to the Company's Registration Statement on Form S-3, filed with the SEC on January 30, 2004.

4.31

Form of Warrant issued to Mayer & Associates LLC at an exercise price of $0.61, incorporated by reference to the Exhibit 11 to the Company's Registration Statement on Form S-3, filed with the SEC on January 30, 2004.

4.32

Form of Warrant issued to Mayer & Associates LLC at an exercise price of $0.30, incorporated by reference to the Exhibit 12 to the Company's Registration Statement on Form S-3, filed with the SEC on January 30, 2004.

4.33

Form of Stock Purchase Agreement and Warrant issued to each of the investors in connection with the private placement incorporated by reference to the Exhibit 13 to the Company's Registration Statement on Form S-3, filed with the SEC on January 30, 2004.

4.34	Form of Common Stock and Warrant Purchase Agreement dated March 4, 2004 issued to each of the investors in connection with the private placement of the Company's securities ("March 2004 Offering").*
4.35	Form of Registration Rights Agreement between Ramp Corporation, vFinance Investments, Inc. and each of the investors in connection with the March 2004 Offering*
4.36	Form of Warrant issued March 5, 2004 to investors and the distributor in connection with the March 2004 Offering.*
10.1

Incentive Stock Option Plan, adopted May 5, 1988, incorporated by reference to Exhibit No. 10.2.1 of the Registration Statement on Form SB-2 (Reg. No. 33-81582-D), filed with the SEC on July 14, 1994 (the "1994 Registration Statement").

10.2	Omnibus Stock Option Plan, adopted effective January 1, 1994, incorporated by reference to Exhibit No. 10.2.2 of the 1994 Registration Statement.
10.3

1996 Stock Incentive Plan, adopted by the Company's Board of Directors on November 27, 1996, incorporated by reference to Exhibit 10.2.3 to the Company's Form 10-KSB filed with the SEC on March 30, 1998.

10.4

1999 Stock Option Plan, adopted by the Company's Board of Directors on August 16, 1999, as amended, incorporated by reference to Exhibit 10.2.4 to the Company's Form 10-KSB filed with the SEC on March 21, 2001.

10.5

2003 Stock Incentive Plan, adopted by the Company's Board of Directors on February 10, 2003, incorporated by reference to Annex D to the Company's definitive Proxy Statement on Schedule 14A filed with the SEC on April 11, 2003.

10.6

2004 Stock Incentive Plan, adopted by the Company's Board of Directors on October 7, 2003, incorporated by reference to Exhibit F to the Company's definitive Proxy Statement on Schedule 14A filed with the SEC on November 6, 2003.

10.7

2003 Consultants Stock Option, Stock Warrant and Stock Award Plan, adopted by the Company's Board of Directors on October 31, 2003, incorporated by reference to Exhibit G to the Company's definitive Proxy Statement on Schedule 14A filed with the SEC on November 6, 2003.

10.8	Form of Non-Plan Option Agreement issued to five directors on November 20, 2002, incorporated by reference to Exhibit 10.1.5 to the Company's Form 10-K, filed with the SEC on March 27, 2003.
10.9	Form of Incentive Stock Option Agreement issued to employees under the 1999 Stock Option Plan.*
10.10	Form of Incentive Stock Option Agreement issued to employees under the 2003 Stock Incentive Plan.*
10.11	Form of Non-Qualified Stock Option Agreement issued to employees, a consultant and directors under the 2003 Stock Incentive Plan.*
10.12	Employment Agreement between the Company and James Q. Gamble, dated as of December 9, 2002, incorporated by reference to Exhibit 10.3 to the Company's Form 10-K, filed with the SEC on March 27, 2003.
10.13	Employment Agreement between the Company and Mark W. Lerner, dated as of July 1, 2002, incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q, filed with the SEC on August 20, 2002.
10.14	Employment Agreement between the Company and Bryan R. Ellacott, dated as of March 1, 2002, incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q, filed with the SEC on August 20, 2002.
10.15	Employment Agreement between the Company and John R. Prufeta, dated as of February 1, 2002, incorporated by reference to Exhibit 10.5 to the Company's Form 10-K filed with the SEC on March 31, 2002.
10.16	Separation Agreement between the Company and John R. Prufeta, dated December 20, 2002, incorporated by reference to Exhibit 10.8 to the Company's Form 10-K, filed with the SEC on March 27, 2003.
10.17

Employment Agreement between the Company and Patricia A. Minicucci dated as of February 15, 2002, incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q, filed with the SEC on August 20, 2002.

10.18	Employment Agreement between the Company and Louis Hyman, dated as of October 1, 2003.*
10.19	Employment Agreement between the Company and Paul Hessinger, dated as of June 1, 2003.*
10.20	Employment Agreement between the Company and Mitchell M. Cohen, dated as of November 17, 2003.*
10.21	Employment Agreement between the Company and Darryl R. Cohen, dated as of July 11, 2003.*
10.22	Employment Agreement between the Company and External Affairs, Inc., dated as of July 1, 2003.*
10.23	Employment Agreement between the Company and Nancy L. Duncan, dated as of November 7, 2003.*
10.24	Separation Agreement between the Company and Patricia Minicucci, dated December 12, 2002, incorporated by reference to Exhibit 10.10 to the Company's Form 10-K, filed with the SEC on March 27, 2003.
10.25

Securities Purchase Agreement, dated February 19, 2002, between Medix Resources, Inc. and WellPoint Health Networks Inc., incorporated by reference to Exhibit 10.8 to the Company's Amendment No.1 to Registration Statement on Form S-2 (Reg. No. 333-73572), filed with the SEC on February 28, 2002.

10.26

General Security Agreement, dated February 19, 2002, among Medix Resources, Inc., Cymedix and WellPoint Health Networks Inc., incorporated by reference to Exhibit 10.9 to the Company's Amendment No.1 to Registration Statement on Form S-2 (Reg. No. 333-73572) filed with the SEC on February 28, 2002.

10.27

Agreement, dated as of October 18, 2001, between Medix Resources, Inc. and Merck-Medco Managed Care, L.L.C., incorporated by reference to Exhibit 10.2 to the Company's Amendment No.1 to Registration Statement on Form S-2 (Reg. No. 333-73572), filed with the SEC on February 28, 2002. (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the Office of the Secretary of the SEC)

10.28

Vendor Services Agreement, dated as of September 28, 2001, between Medix Resources, Inc. and Express Scripts, Inc., incorporated by reference to Exhibit 10.3 to the Company's Amendment No.1 to Registration Statement on Form S-2 (Reg. No. 333-73572), filed with the SEC on February 28, 2002. (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC)

10.29

Binding Letter of Intent for Pilot and Production Programs, dated September 8, 1999, between Medix Resources, Inc., Cymedix and Professional Claims Services, Inc. (d/b/a WellPoint Pharmacy Management), incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the SEC on August 20, 2002.

10.30

Pilot Agreement, dated as of December 28, 1999, between Cymedix and Professional Claims Services, Inc. (d/b/a WellPoint Pharmacy Management), incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed with the SEC on August 20, 2002.

10.31

Registration Rights Agreement, dated March 4, 2003, between T3 Group, LLC and Medix Resources, Inc., incorporated by reference to Exhibit 10.22 to the Company's Form 10-K, filed with the SEC on March 27, 2003.

10.32

Asset Purchase Agreement among Medix Resources, Inc., Comdisco Ventures, Inc. and T3 Group, LLC, dated March 4, 2003, incorporated by reference to Exhibit 10.23 to the Company's Form 10-K filed with the SEC on March 27, 2003.

10.33	Lease between SLG Graybar Sublease, LLC and the Company, dated January 17, 2002, incorporated by reference to Exhibit 10.25 to the Company's Form 10-K filed with the SEC on March 31, 2002.
10.34	Sublease between International Business Machines Corporation and Ramp Corporation, dated December 31, 2003.*
10.35	Assignment and Assumption of Lease, dated as of November 7, 2003, between Medix Resources, Inc. and The Duncan Group, Inc.*
10.36	Agreement of Sublease, dated May 5, 2003 between PNC Bank, National Association and Medix Resources, Inc.*
10.37

Office/Showroom/Warehouse Lease Agreement, dated September 23, 2003, between LifeRamp Family Financial, Inc. and Drybern VI, Ltd. and Guaranty of Lease, dated October 1, 2003, between LifeRamp and Drybern VI, Ltd. (Exhibit C).*

10.38

Merger Agreement, dated as of December 19, 2002 among PS Purchase Corp., Medix Resources, Inc., PocketScript, LLC and Stephen S. Burns, incorporated by reference to Exhibit 99.1 to the Company's Form 8-K, filed with the SEC on February 6, 2003.

10.39

Securities Purchase Agreement, dated April 11, 2003 between Medix Resources, Inc. and Bertrand Overseas Ltd., incorporated by reference to Exhibit 10.25 to the Company's 8-K, filed with the SEC on April 15, 2003.

10.40

Agreement, dated as of July 25, 2003 between Medix Resources, Inc. and Laboratory Corporation of America Holdings, incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed with the SEC on July 28, 2003.

10.41

Vendor Services Agreement effective as of July 17, 2003 between Medix Resources, Inc. and Express Scripts, Inc., incorporated by reference to Exhibit 99.1 to the Company's Form 8-K, filed with the SEC on August 12, 2003.

10.42

Asset Purchase Agreement, dated as of November 7, 2003 between Medix Resources, Inc. and The Duncan Group, Inc. d/b/a Frontline Physicians Exchange and Frontline Communications, incorporated by reference to Exhibit 99.1 to the Company's Form 8-K, filed with the SEC on November 19, 2003.

10.43	Nursing Home Licensing Agreement, dated as of May 1, 2004, between HealthRamp, Inc. and Agawam Nursing LLC.*
14	Code of Ethics dated October 7, 2003.*
16	Letter from Ehrhardt Keefe Steiner & Hottman, PC, dated June 20, 2003 to the SEC, incorporated by reference to Exhibit 16.1 to the Company's Form 8-K, filed with the SEC on June 26, 2003.
21	Subsidiaries of the Company.*
23.1

Consent of Ehrhardt Keefe Steiner & Hottman PC, independent auditors for the Company's 1999, 2000, 2001 and 2002 fiscal years, to the incorporation by reference of its report dated February 14, 2003, appearing elsewhere in this Form 10-K into the Company's designated Registration Statements on Form S-3 and Form S-8.*

23.2

Consent of BDO Seidman, LLP, independent auditors for the Company's 2003 fiscal year, to the incorporation by reference of its report dated April 8, 2004, appearing elsewhere in this Form 10-K into the Company's designated Registration Statements on Form S-3 and Form S-8.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*