Form 10-Q
period 2004-03-31
RAMP CORP
filed 2004-05-17
CIK 890784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number:                                              0-24768

Ramp Corporation

(Exact name of issuer as specified in its charter)

               Delaware                                                                    84-123311

(State or other jurisdiction of                                    (I.R.S. Employer Identification No.)

 incorporation or organization)

___________33 Maiden Lane, New York, New York                                      10038_______

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

         [ X] Yes           [   ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         [    ]Yes                        [ X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 2004.

Common Stock, $0.001 par value                                    173,719,674

            Class                                                                Number of Shares

Ramp Corporation

INDEX

PART I.           Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets - March 31, 2004 (Unaudited) and December 31, 2003

Unaudited Consolidated Statements of Operations -- For the Three Months Ended March 31, 2004 and 2003

Unaudited Consolidated Statements of Cash Flows -- For the Three Months Ended March 31, 2004 and 2003

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

PART II.          Other Information

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

Index to Exhibits

PART I

Item 1. Financial Statements

Ramp Corporation (formerly Medix Resources, Inc.)

Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Current assets
Cash	$ 4,072,000	$ 1,806,000
Accounts receivable	101,000	182,000
Unbilled receivable	45,000	--
Prepaid expenses and other	191,000	321,000
Total current assets	4,409,000	2,309,000

Non-current assets
Property and equipment, net	1,264,000	731,000
Security deposits	386,000	398,000
Other intangible assets, net	1,291,000	1,382,000
Goodwill	4,853,000	4,853,000
Total non-current assets	7,794,000	7,364,000
Total assets	$ 12,203,000	$ 9,673,000

Liabilities and Stockholders' Equity
Current Liabilities
Current portion of long term debt	$ 77,000	$ 232,000
Accounts payable	1,500,000	847,000
Accounts payable - related parties	261,000	261,000
Accrued expenses	2,887,000	2,065,000
Deferred revenue	--	2,000
Total current liabilities	4,725,000	3,407,000

Long-term debt, net of current portion and debt discount of $153,000 and $169,000	220,000	269,000

Commitments and contingencies

Stockholders' equity
1996 Preferred stock, 10% cumulative convertible, $1 par value, 488 shares authorized, 155 shares issued, 1 share outstanding, liquidation preference $19,000	--	--
1999 Series C convertible stock, $1 par value, 2,000 shares authorized, 1,995 shares issued, 75 shares outstanding, liquidation preference $75,000	--	--
2003 Series A convertible stock, $1 par value, 3,200 shares authorized, 3,112 shares issued and outstanding, liquidation preference of $3,112,000	--	3,000

Common stock, $0.001 par value, 400,000,000 shares authorized, 173,410,480 and 145,244,392 issued and outstanding at March 31, 2004 and December 31, 2003, respectively	173,000	145,000
Deferred compensation	(74,000)	(86,000)
Additional paid-in capital	86,049,000	78,303,000
Accumulated deficit	(78,890,000)	(72,368,000)
Total stockholders' equity	7,258,000	5,997,000

Total liabilities and stockholders' equity	$ 12,203,000	$ 9,673,000

See notes to unaudited consolidated financial statements.

Ramp Corporation (formerly Medix Resources, Inc.)

Unaudited Consolidated Statements of Operations

	For the Three Months Ended March 31,
	2004	2003

Revenues	$ 380,000	$ 173,000

Costs and expenses
Software and technology costs	1,198,000	393,000
Selling, general and administrative expenses	5,690,000	2,090,000
Costs associated with terminated acquisition	--	142,000
Total operating expenses	6,888,000	2,625,000

Other income (expense)
Other income	1,000	9,000
Interest income (expense)	1,000	(3,000)
Financing costs	(16,000)	(1,000)
Total other (expense) income	(14,000)	5,000

Net loss	$ (6,522,000)	$ (2,447,000)

Disproportionate deemed dividend issued to certain warrant holders	(143,000)	(1,133,000)
Net loss applicable to common shareholders	$ (6,665,000)	$ (3,580,000)

Basic and diluted weighted average common shares outstanding.	151,183,897	79,181,065

Basic and diluted loss per common share	$ (0.04)	$ (0.05)

See notes to unaudited consolidated financial statements.

Ramp Corporation (formerly Medix Resources, Inc.)

Unaudited Consolidated Statements of Cash Flows

	For the Three Months Ended March 31,
	2004	2003

Cash flows from operating activities
Net loss	$(6,522,000)	$(2,447,000)

Adjustments to reconcile loss to net cash flows (used in) provided by operating activities:

Deferred revenue	(2,000)	(173,000)

Depreciation and amortization	150,000	21,000
Common stock, options and warrants issued for settlements, consulting services and financing costs	135,000	235,000
Net changes in assets and liabilities	1,653,000	56,000

Total adjustments	1,936,000	139,000

Net cash used in operating activities	(4,586,000)	(2,308,000)

Cash flows from investing activities:
Purchase of property and equipment	(591,000)	(1,000)
Note receivable	--	(25,000)
Business acquisition costs, net of cash acquired	--	(300,000)
Net cash used in investing activities	(591,000)	(326,000)

Cash flows from financing activities:
Principal payments on debt and notes payable	(69,000)	(68,000)
Issuance of common stock, net of offering costs	5,514,000	1,209,000
Proceeds from the exercise of options and warrants	1,998,000	162,000
Net cash provided by financing activities	7,443,000	1,303,000

Net increase (decrease) in cash	2,266,000	(1,331,000)

Cash - beginning of period	1,806,000	1,369,000

Cash - end of period	$4,072,000	$38,000

See Notes 3 and 4 for discussion of non-cash investing and financing activities for the three months ended March 31, 2004.

Non-cash and investing and financing activities for the three months ended March 31, 2003:

Issuance and modification of certain options and warrants valued at $235,000 for services provided and valued at $1,133,000 for deemed dividends to certain warrant holders.

100,000 shares of $0.001 par value common stock valued at $48,000 issued with cash of $300,000; the total being the purchase price of the ePhysician assets.

See notes to unaudited consolidated financial statements.

Ramp Corporation (formerly Medix Resources, Inc.)

Notes to Unaudited Consolidated Financial Statements

1.      Summary Of Significant Accounting Policies

         The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented.  They comply with Regulation S-X and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required under generally accepted accounting principles for complete financial statements. The consolidated balance sheet as of December 31, 2003 has been derived from audited financial statements. The unaudited consolidated financial statements contained herein should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2004 or for any other interim period in the fiscal year ending December 31, 2004.

         The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  The Company has experienced substantial recurring losses to date which raise substantial doubt about its ability to continue as a going concern.  In addition the company had a working capital deficit of $316,000.  The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.  Management continues to pursue fund-raising activities, including private placements, so as to continue funding the Company's operations until such time as revenues are sufficient to support operations. There can be no assurances that additional funds will be raised or that the Company will ever be profitable.

         Recently Issued Accounting Pronouncements

         In December 2003, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition", which amends SAB No. 101, "Revenue Recognition in Financial Statements."SAB No. 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements, superseded as a result of the issuance of EITF Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables."  Additionally, SAB No. 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers, or FAQ, issued with SAB No. 101 that had been codified in SEC Topic 13, "Revenue Recognition." Selected portions of the FAQ have been incorporated into SAB No. 104.  While the wording of SAB No. 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104.  Adoption of this standard had no impact on the Company's consolidated financial statements.

2.        Goodwill and Other Intangible Assets, Net

         On November 10, 2003, in connection with an Asset Purchase Agreement entered into between the Company and The Duncan Group, Inc., the Company completed the purchase of substantially all of the tangible and intangible assets, and assumed certain liabilities, of Frontline Physicians Exchange and Frontline Communications ("OnRamp"). The unaudited financial information in the table below summarizes the combined results of operations of the Company and OnRamp, on a pro forma basis, as though the companies had been combined as of January 1, 2003. This pro forma data is presented for informational purposes only and is not intended to represent or be indicative of the results of operations that would have been reported had the acquisition taken place on January 1, 2003, and should not be taken as representative of the future results of operations of the Company.

Quarter Ended March 31 2003,

Revenues	$475,000
Net loss applicable to common stockholders	$(3,539,000)
Loss per share applicable to common stockholders - basic and diluted	$(0.04)

         Under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, the Company reviews its goodwill for impairment at least annually, or more frequently whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. Total goodwill at March 31, 2004, includes $1,605,000 related to the unamortized balance of goodwill acquired through the Cymedix acquisition, and $3,248,000 of goodwill related to the Company's acquisition of OnRamp. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced substantial recurring losses and has a working capital deficit, which raise substantial doubt about its ability to continue as a going concern.  The Company's consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.

         In connection with the Company's acquisitions of ePhysician in March 2003 and OnRamp in November 2003, in addition to goodwill, the Company recorded certain other intangible assets.  At March 31, 2004, the Company's intangible assets, net consisted of the following:

	Cost	Accumulated Amortization	Average useful lives

Trade name and related marks	$347,000	$ 42,000	7 years
Customer-related intangibles	844,000	89,000	5 years
Non-compete agreements	20,000	3,000	3 years
Software and other technology	307,000	93,000	3 years
Total	$1,518,000	$227,000

          Amortization expense during the first quarter of 2004 totaled $90,000.

3.         Equity Transactions

Option and Warrant Exercises

During the quarter ended March 31, 2004, the Company received net proceeds of $1,998,000 from the exercise of stock options and warrants resulting in the issuance of 6,299,000 shares of common stock. In the comparable period of 2003, the Company received proceeds of $162,000 from the exercise of stock options and warrants resulting in the issuance of 355,000 shares of common stock.

Contingent Warrants

At March 31, 2004 the Company had the obligation to provide 5,150,000 warrants under the Amended and Restated Common Stock Purchase Warrant with WellPoint Pharmacy Management if certain performance criteria specified are met. No additional warrants were earned during the first quarter of 2004. Had all of the remaining performance criteria been met at March 31, 2004, the fair value of the related warrants and resulting expense would have been approximately $2,316,000, using the Black-Scholes option pricing model, with assumptions of 106% volatility, no dividend yield and a risk-free rate of 2.5%.

Private Placements

         In March 2004, the Company sold 10,869,565 shares of common stock to an accredited investor at a purchase price of $0.46 per share, raising proceeds of $4,751,000 net of $249,000 in offering costs.  In connection with the private placement, the investor also received a five-year warrant to purchase 2,173,913 shares of common stock at an exercise price of $0.80 per share.  The Company also issued a five-year warrant to purchase 173,912 shares of common stock at $0.80 per share to a finder and five-year warrants to purchase an aggregate of 831,391 shares of our common stock at $0.80 per share to the placement agent and its affiliates for its services in the placement. In addition, finders and placement agents also received 407,000 shares of the Company's common stock. The fair value of warrants and common stock issued to finders and placement agents was approximately $520,000. The investor has an anti-dilutive feature in the event the Company raises funds at a price of less than $0.46 per share. If such event occurs the investor is entitled to more shares based on the formula as set forth in the agreement.

During the first quarter ending March 31, 2004, the Company completed a private placement of its common stock and raised net proceeds of $763,000. A total of 191,250 units were placed, each consisting of ten shares of common stock and two warrants. Subscribers purchased each unit for $4.00 and are entitled to exercise warrant rights to purchase one share of common stock at a purchase price of $0.60 per share for a five-year period on or after July 1, 2004 and prior to June 30, 2009.

         During the quarter ended March 31, 2003, the Company completed a private placement of its $.001 common stock and raised proceeds of $1,209,000, net of $51,000 in fees.  A total of 3,151,250 units were placed, each consisting of one share of common stock and one warrant. Subscribers purchased each unit for $0.40 and are entitled to exercise warrant rights to purchase one share of the common stock of the Company at a purchase price of $.0.50 per share for a five-year period on or after January 1, 2003 and prior to January 1, 2008.

4.         Stock Options

         During the first quarter of 2004, the Company issued to employees options to purchase 2,331,000 shares of common stock at exercise prices ranging from $0.54 to $0.80. Such options were granted under the Company's 2003 Stock Incentive Plan.  The weighted-average estimated grant date fair value, as defined by SFAS No. 123, Stock-Based Compensation, of options granted in the first quarter of 2004, was $0.61. The Company used the Black-Scholes option-pricing model to estimate the options' fair value by considering the following assumptions: the options exercise price and expected life, the underlying current market price of the stock and expected volatility, expected dividends and the risk free interest rate corresponding to the term of the option.

         The Company has adopted the disclosure-only provisions of SFAS No. 123 and continues to apply the accounting principles prescribed by APB No. 25 to its employee stock-based compensation awards. Had compensation cost for the Company's options issued to employees been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's net loss and basic loss per common share would have been changed to the pro forma amounts indicated below:

	For the Three Months Ended March 31,
	2004	2003
Net loss applicable to common shareholders as reported	$(6,665,000)	$(3,580,000)
Add: Stock-based employee compensation cost included in net loss as reported	16,000
		--

Less: Stock-based employee compensation expense cost as if the fair value method had been applied to all awards	(142,000)
		(289,000)

Net loss applicable to common shareholders - pro forma	$ (6,791,000)	$ (3,869,000)
Basic and diluted loss per common share - as reported	$ (0.04)	$ (0.03)
Basic and diluted loss per common share - pro forma	$ (0.04)	$ (0.05)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	For the Three Months Ended March 31,
	2004	2003

Approximate risk free rate	2.25%	4.50%
Average expected life	5 years	5 years
Dividend yield	0%	0%
Volatility	106%	97%

5.         Related Party Transactions

         Accounts payable - related parties as of March 31, 2004, reflects $40,000 owed to a former director of the Company which was paid in full in April 2004.  Also reflected in accounts payable- related parties at March 31, 2004 was approximately $221,000 in connection with the Company's acquisition of OnRamp, which is owed to the former owners of OnRamp who are now employees of the Company.

         Until his appointment as our president and chief operating officer in October 2003, Andrew Brown was employed by External Affairs, Inc. In August 2003, we entered into a consulting agreement with External Affairs for a term ending June 30, 2004, under which External Affairs agreed to act as our investor relations and strategy consultant and assist us with our capital raising efforts. The agreement provided for payments to External Affairs of $328,000, and a discretionary bonus of potentially up to $275,000 based upon our attaining a specified level of revenue during the term of the agreement.  On October 10, 2003, Mr. Brown was appointed as our president and chief operating officer, and Mr. Brown, External Affairs and the Company agreed to reduce the compensation payable to External Affairs under the August 2003 Consulting Agreement to $20,000 per month, with the remainder payable as employee compensation to Mr. Brown as President and Chief Operating Officer. External Affairs was granted 500,000 restricted shares of our common stock in July 2003.  Pursuant to the agreement, External Affairs also received a five-year option to purchase an aggregate of 1,500,000 shares of our common stock at $0.25 per share, of which (i) options to purchase 500,000 shares vest in 25% increments every three months beginning September 9, 2003 conditioned on Mr. Brown continuing to render services to us at the end of each three-month period, and (ii) options to purchase 1 million shares which will vest on July 9, 2008, subject to earlier vesting in June 2004 based upon a formula contained in the agreement. The agreement is terminable by either us or External Affairs for any reason on ninety days prior written notice, subject to certain offset rights in the event of termination by External Affairs for other than "good reason".  External Affairs transferred all of its options and restricted shares to Mr. Brown effective October 10, 2003. In November 2003, all of these options and restricted shares became fully vested in return for Mr. Brown collateralizing a promissory note.  During 2003, and the first quarter of 2004, we paid $310,000 and $60,000, respectively, to External Affairs in consulting fees.

6.         Segment Information

         Summarized financial information concerning the Company's reportable segments, technology and professional services is shown in the following table as of March 31, 2004 (the Company only had one reportable segment during 2003):

Unaudited		Professional
	Technology	Services	Total
Revenue	$39,000	$341,000	$380,000
Net loss	6,443,000	79,000	6,522,000
Total assets	7,311,000	4,892,000	12,203,000

7.         Commitments and Contingencies

         From time to time, the Company is involved in claims and litigation that arise out of the normal course of business.  Currently, other than as discussed below, there are no pending matters that in management's judgment may be considered potentially material to the Company.

         In February 2004 the Company relocated its executive offices (under a sublease that expires on June 29, 2008) to 33 Maiden Lane, New York, New York.  The Company is obligated to continue to make monthly rental payments until the expiration of its Lexington Avenue lease on January 31, 2005 unless and until the Company is successful in subletting that space, of which there can be no assurance.  In connection with this lease abandonment, the Company recorded an accrual for expected losses on the lease equal to the present value of the remaining lease payments, net of reasonable sublease income, of approximately $168,000, which is reflected in selling, general and administrative expenses in the accompanying statement of operations for the three months ended March 31, 2004.

         8.         Subsequent Events

            On April 13, 2004, the Company reduced the number of directors on its Board from six to five pursuant to its by-laws, which permits the Board to set the number of directors from time to time.  This change was made to avoid the possibility of a deadlocked Board with an evenly split vote. At the time of such change, J.D. Kleinke resigned from the Board. On April 14, 2004, Samuel H. Havens and David Friedensohn resigned as directors and on April 15, 2004, Steven C. Berger and Richard A. Kellner became directors of the Company to fill the vacancies created by Messrs. Havens' and Friedensohn's resignations. In connection with the board members' resignations, their stock options were purchased by the Company and a related compensation charge of approximately $185,000 will be recognized during the second quarter of 2004.

         On April 22, 2004, the Company entered into a letter of intent to acquire substantially all of the electronic medical record software business operated by Berdy Medical Systems.  Such letter of intent is subject to the satisfaction of customary closing conditions including the negotiation and execution of a definitive purchase agreement. No assurance can be given that such transaction will be consummated.

         On April 25, 2004, Darryl R. Cohen resigned as a director, Chairman and Chief Executive Officer and Andrew Brown, the Company's then current President, was appointed Chairman and Chief Executive Officer, of the Company. In connection with Mr. Cohen's resignation, the Company will record compensation charges related to accrued bonus and tax benefit on his restricted stock awards of approximately $174,000 in the second quarter of 2004. Additionally, in the second quarter, the Company will realize a charge of approximately $410,000 with respect to the benefit Mr. Cohen received upon his termination as a result of the Company's having earlier accelerated the vesting of his stock-based awards, pursuant to a promissory note collateralized by the pledge of those shares.

         On April 27, 2004, Joseph E. Duffy became a director of the Company to fill the vacancy created by Mr. Cohen's resignation.

         In May 2004, the Company announced the commencement of a new business with the launch of its wholly-owned subsidiary, LifeRamp Family Financial, Inc. LifeRamp intends, beginning in the second half of 2004, to make non-recourse loans to terminally ill cancer patients secured by up to 75% of the face value of their life insurance policies.  The Company has retained Shattuck Hammond Partners as its investment banker and financial advisor in the structuring and capitalization of LifeRamp.

         During the second quarter of 2004, the Company modified several warrants held by investors to induce the exercise of such warrants. The Company has not yet quantified the impact of these modifications, but expects to recognize charges which may be significant for the differences in the fair value of the warrants caused by the modifications during the second quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         We develop and market healthcare connectivity software centered around our CarePoint™ Suite of healthcare communication technology products for electronic prescribing of drugs, laboratory orders and results, Internet-based communication, data integration and transaction processing through a handheld device or browser, at the patient point-of-care.  Our products enable communication of healthcare information among physicians' offices, pharmacies, hospitals, pharmacy benefit managers, health management organizations, pharmaceutical companies and health insurance companies. Our technology is designed to provide access to safer, better healthcare and more accurate and less expensive patient point-of-care information gathering and processing.

In expanding its services for medical professionals, in November 2003, we acquired the businesses and assets of OnRamp, which provides telephone answering services to physicians and other medically-related businesses and which provides telephone answering and telephone virtual office services to non-medical businesses and professionals.

         In May 2004, we announced the commencement of LifeRamp through which we intend, beginning in the second half of 2004, to make non-recourse loans to terminally ill cancer patients secured by up to 75% of the face value of their life insurance policies.  We have retained Shattuck Hammond Partners as our investment bank and financial advisor in the structuring and capitalization of LifeRamp unless and until LifeRamp becomes capital self-sufficient, we will continue to offer our securities to raise the cash needed to continue LifeRamp's operations.

Forward-Looking Statements and Associated Risks

         To the extent that any statements made in this Form 10-Q contain information that is not historical, these statements are essentially forward-looking.  Forward-looking statements can be identified by the use of words such as “experts,” “plans” “will,” “may,” “anticipates,” believes,” “should,” “intends,” “estimates,” and other words of similar meaning.  These statements are subject to risks and uncertainties that cannot be predicted or quantified and consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation, our ability to raise capital to finance the development of our Internet services and related software, the effectiveness, profitability and the marketability of those services, our ability to protect our proprietary information and to retain and expand our user base, the establishment of an efficient corporate operating structure as we grow and, other risks detailed from time-to-time in our filings with the Securities and Exchange Commission (“SEC”).  We do not undertake any obligation to publicly update any forward-looking statements.

         We have reported significant recurring net losses applicable to common shareholders which endanger our viability as a going concern and caused our accountants to issue a “going concern” explanatory paragraph in their annual audit reports.  We have reported net losses of ($31,321,000), ($9,014,000) and ($10,636,000) for the years ended December 31, 2003, 2002, and 2001, respectively, and ($6,665,000) for the three months ended March 31, 2004. At March 31, 2004, we had an accumulated deficit of ($78,890,000). These losses and negative operating cash flow have caused our accountants to include a "going concern" explanatory paragraph in their reports in connection with their audit of our financial statements for the years ended December 31, 2001, 2002 and 2003.  We rely on investments and financings to provide working capital. While we believe we can continue to sell our securities to raise the cash needed to continue operating until cash flow from operations can support our business, there can be no assurance that this will occur.  There can be no assurance that additional investments in our securities or other debt or equity financings will be available to us on favorable terms, or at all, to adequately support the development and deployment of our technology.  Failure to obtain such capital on a timely basis could result in lost business opportunities.

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

         Although we have focused our business on healthcare connectivity, we plan to launch our new LifeRamp business before our core business generates cash flow, if at all.  Until feasibility is proven for our new LifeRamp business, scarce resources will be allocated to an endeavor that has not yet been successfully commercialized.

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

         As of March 31, 2004, we had 173,310,480 outstanding shares of common stock and 51,111,982 shares of common stock reserved for issuance upon the exercise of options, warrants, and shares of our convertible preferred stock and convertible debentures outstanding on such date.  Most of these shares will be immediately saleable upon exercise or conversion under registration statements we have filed with the SEC. The exercise prices of options, warrants or other rights to acquire common stock presently outstanding range from $0.01 per share to $4.97 per share. During the respective terms of the outstanding options, warrants, preferred stock and other outstanding derivative securities, the holders are given the opportunity to profit from a rise in the market price of our common stock, and the exercise of any options, warrants or other rights may dilute the book value per share of our common stock and put downward pressure on the price of our common stock. The existence of the options, conversion rights, or any outstanding warrants may adversely affect the terms on which we may obtain additional equity financing. Moreover, the holders of such securities are likely to exercise their rights to acquire common stock at a time when we would otherwise be able to obtain capital on terms more favorable than could be obtained through the exercise or conversion of such securities.

         We have raised substantial amounts of capital in private placements from time to time.  The securities offered in such private placements were not registered under the Securities Act or any state “blue sky” law in reliance upon exemptions from such registration requirements. Such exemptions are highly technical in nature and if we inadvertently failed to comply with the requirements of any of such exemptive provisions, investors would have the right to rescind their purchase of our securities or sue for damages. If one or more investors were to successfully seek such rescission or prevail in any such suit, we could face severe financial demands that could materially and adversely affect our financial position.  Financings that may be available to us under current market conditions frequently involve sales at prices below the prices at which our common stock currently trades on the American Stock Exchange, as well as the issuance of warrants or convertible securities at a discount to market price.

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

         Historically, our common stock has experienced significant price fluctuations. One or more of the following factors influence these fluctuations:

• announcements or press releases relating to the technology sector or to our own business or prospects;

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

Revenue Recognition

         We recognize revenue from service contracts relating to our OnRamp division as services are performed, provided that the following revenue recognition criteria are met:

         •    Persuasive evidence of an arrangement exists.

         •    Service is provided.

         •    The fee is fixed or determinable.

         •    Collectibility is probable.

         We recognize revenue related to sales of technology and related agreements only when it has completed all of its obligations and is entitled to payment from the customer. We have just started to realize recurring revenues from the sale of our technology.  We signed an agreement with a distribution partner providing for $10,000 of sign-up fees and possible additional revenues in connection with the introduction of its e-prescribing software to physicians who are customers of the client.  We are recognizing the sign-up fees ratably during the period in which it expects to introduce the software to physicians. Additional revenue may be earned by us based on the extent of the future use of its software by the physicians.  Additional revenue will not be recognized until it is earned and becomes due under the terms of the agreement.

Software and Technology Costs

         We incur costs for software research and development efforts. Such costs primarily include payroll, employee benefits and other headcount-related costs associated with product development.  Technological feasability for our software products is reached shortly before the products are released commercially.  Costs incurred after technological feasibility is established are not material, and, accordingly, we expense all software and technology costs when incurred.

Segment Information

         We follow Statement of Financial Accounting Standard (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information”, which establishes standards for reporting and displaying certain information about reportable segments.  As a result of our acquisition of certain assets of OnRamp, as of November 10, 2003, we manage and evaluate our operations in two reportable segments:  Technology and Professional Services.  The Professional Services segment consist of the OnRamp business which derives revenues from two distinct customer bases, medical and commercial, however, management concentrates on the performance of each segment as a whole. The accounting policies of the reportable segments are the same as described in the summary of significant accounting policies.  Management evaluates performance based on revenues and operating profit (loss).  We only had one reportable segment during the first quarter of 2003.

Goodwill

         Goodwill represents acquisition costs in excess of the fair value of net tangible assets of businesses purchased. In conjunction with our adoption of SFAS No. 142, Goodwill and Other Intangible Assets, we evaluate our goodwill annually for impairment, or earlier if indicators of potential impairment exist.  The determination of whether or not goodwill or other intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting units. Changes in our strategy and or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets.  We will continue to evaluate our goodwill for impairment on an annual basis or sooner if indicators of potential impairment exist.

Long-lived Assets

         We review our long-lived assets, including our property and equipment and our intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered in accordance with SFAS No.144, Accounting for the Impairment or Disposal of Long-Term Assets.  We look primarily to the undiscounted future cash flows in our assessment of whether or not long-lived assets have been impaired.

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

Equity Transactions

          In many of our financing transactions, warrants have been issued. Additionally, we issue options and warrants to nonemployees from time to time as payment for services. In all these cases, we apply the principles of SFAS No. 123 to value these awards, which inherently include a number of estimates and assumptions including stock price volatility factors. We based our estimates and assumptions on the best information available at the time of valuation; however, changes in these estimates and assumptions could have a material effect on the valuation of the underlying instruments.

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

Results of Operations

         Revenues. Total revenues for the quarter ended March 31, 2004 increased $207,000, or 119.7%, from the quarter ended March 31, 2003 to $380,000. The increase was primarily due to our acquisition of OnRamp, which contributed $341,000 coupled with revenue earned from a distribution partner in connection with our product to a targeted group of physicians of $39,000. Additionally, the quarter ended March 31, 2003 includes the recognition of $173,000 of revenues related to certain technology agreements.

         Expenses. Total expenses for the quarter ended March 31, 2004 were $6.9 million, compared to $2.6 million for the quarter ended March 31, 2003, an increase of $4.3 million.

         Software and technology costs increased $805,000, or 205.8%, from the prior quarter ended March 31, 2003 to $1.2 million. The increase is due to the growth in personnel, including our newly formed engineering group totaling $245,000, coupled with the increases in consulting and travel related costs of $190,000, as well as higher technical licensing, technology tools and communication costs of $370,000 due to the increased support of the technology.

         Selling, general and administrative expenses increased $3.6 million, or 172.2%, from the quarter ended March 31, 2003 to $5.7 million. The increase is due to higher salaries and benefits costs of $944,000 which includes $234,000 for OnRamp, $310,000 for LifeRamp, $300,000 for our expanded marketing department and $100,000 spent on the growing sales operations department. The increase is also attributable to increased advertising and promotion costs of $482,000, including our television advertisement campaign, and increased travel related costs, and professional fees of $280,000 and $1.6 million, respectively.

         As a result of the above factors, net loss applicable to our common shareholders increased $3.1 million, or 86.1%, to $6.7 million from the quarter ended March 31, 2003.

Liquidity and Capital Resources

         We had $4,072,000 in cash as of March 31, 2004 compared to $1,806,000 in cash as of December 31, 2003.  The net working capital deficit was ($316,000) as of March 31, 2004, compared to a deficit of ($1,098,000) at December 31, 2003.

           During the quarter ended March 31, 2004 we made capital expenditures to purchase property and equipment of $591,000. During the quarter, we raised approximately $7,512,000 proceeds from financing activities; reflecting $5,514,000 from the issuance of our common stock, net of cash offering costs of $249,000 and $1,998,000 from the exercise of options and warrants. Offsetting this, were payments of debt and notes receivable of $69,000 during the quarter.

         We have incurred operating losses for the past several years, the majority of which are related to the development of the Company's healthcare connectivity technology and related marketing efforts. These losses have produced operating cash flow deficiencies, and negative working capital, which raise substantial doubt about our ability to continue as a going concern. Our future operations are dependent upon management's ability to source additional equity capital.

         We expect to continue to experience losses in the near term, until such time that our technologies can be successfully deployed with physicians to produce revenues. The continuing deployment, marketing and the development of the merged technologies will depend on our ability to obtain additional financing. We have not generated any significant revenue to date from this technology. We are currently funding operations through the sale of common stock, and there are no assurances that additional investments or financings will be available as needed to support the development and deployment of the merged technologies. The need for us to obtain additional financing is acute and failure to obtain adequate financing could result in lost business opportunities, the sale of our company at a distressed price or may lead to the financial failure of our company.

         We are currently funding our operations through the sale of our securities, and continued to do so in the first quarter of 2004. Under our financing agreements, when we sell securities convertible into our common stock we are required to register those securities so that the holder will be free to sell them in the open market. There can be no assurance that additional investments or financings will be available to us on favorable terms, or at all, as needed to support the development and deployment of our technology. Failure to obtain such capital on a timely basis could result in lost business opportunities, the sale of our technology at a distressed price or the financial failure of our Company. See "Forward Looking Statements and Associated Risks".

Item 3.            Quantitative and Qualitative Disclosures About Market Risk

We do not hold or engage in transactions with market risk sensitive instruments.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          Our management, including our chief executive officer and chief financial officer, have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2004, pursuant to Securities Exchange Act Rules 13a-15(e) and 15(d)-15(e). Our auditors, BDO Seidman, LLP, have advised us that, under standards established by the American Institute of Certified Public Accountants ("AICPA"), reportable conditions involve matters that come to the attention of auditors that relate to significant deficiencies in the design or operation of internal controls of an organization that, in the auditors' judgment, could adversely affect the organization's ability to record, process, summarize and report financial data consistent with the assertions of management in the consolidated financial statements.

            BDO Seidman, LLP has advised our management and our Audit Committee that, in BDO Seidman, LLP's opinion, there were reportable conditions during 2003, some of which persisted throughout the first quarter of 2004, which constituted material weaknesses in internal control.  More specifically, our accounting staffing, records and controls were insufficient to identify and record all accounting entries necessary to reflect our financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States, and prepare financial reports in compliance with the rules and regulations of the SEC.  In particular, there were numerous accounting errors and misapplications of accounting principles generally accepted in the United States, due in large measure, to the absence of a chief financial officer or other individual with the appropriate experience and background to handle accounting and financial reporting matters arising from the complexity of a number of our transactions.  However, BDO Seidman, LLP has advised the Audit Committee that these conditions were considered in determining the nature, timing, and extent of the procedures performed for the audit of our financial statements for the year ended December 31, 2003 and for the SAS 100 review of our financial statements for the quarter ended March 31, 2004, and that these conditions did not affect its audit report dated April 8, 2004 with respect to our financial statements for the year ended December 31, 2003, which includes an explanatory paragraph indicating that our recurring losses from operations and working capital deficit raise substantial doubt about our ability to continue as a going concern.

            As a result of the material weaknesses described above, our management, including our current chief executive officer and current chief financial officer, has determined that our disclosures controls and procedures were inadequate as of December 31, 2003 and March 31, 2004.  Our management is already considering potential enhancements to our internal controls and procedures that address the issues raised.  For example, in November 2003, we hired a permanent chief financial officer with public company accounting and reporting experience. In addition, we have commenced a search for an experienced financial reporting manager, plan to centralize the accounting functions for all our operations, and have reconstituted our Board of Directors and Audit Committee.

Changes in Internal Control Over Financial Reporting

          During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         From time to time, we are involved in claims and litigation that arise out of the normal course of business.  Currently there are no pending matters that in management's judgment might be considered potentially material to us.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

          In March 2004, we sold 10,869,565 shares of common stock to an accredited investor at a purchase price of $0.46 per share, raising proceeds of $4,751,000 net of $249,000 in offering costs.  In connection with the private placement, the investor also received a five-year warrant to purchase 2,173,913 shares of common stock at an exercise price of $0.80 per share.  We also issued a five-year warrant to purchase 173,912 shares of common stock at $0.80 per share to a finder and five-year warrants to purchase an aggregate of 831,391 shares of our common stock at $0.80 per share to the placement agent and its affiliates for its services in the placement. In addition, finders and placement agents also received 407,000 shares of our common stock with a fair value of $520,000.  The investor has an anti-dilutive feature in the event that we raise funds at a price of less than $0.46 per share. If such event occurs the investor is entitled to more shares based on the formula as set forth in the agreement.

Item 6.  Exhibits and Reports on Form 8-K

a.         Exhibits

10.1	Settlement and Termination Agreement, dated April 25, 2004, between the Company and Darryl R. Cohen
31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.  Reports on Form 8-K during the quarter reported on:

         During the first quarter of 2004, we filed the following Current Reports on Form 8-K with the SEC:

•    Current Report on Form 8-K/A filed January 26, 2004, under Item 7 reporting the financial statements and pro forma financial information of OnRamp.

•    Current Report on Form 8-K filed March 31, 2004 under Item 5, reporting the issuance of a press release regarding the deployment of HealthRamp CareGiver™ nursing home technology.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, and the undersigned has also signed in his capacity as principal financial officer of the Registrant.

Dated: May 17, 2004

Ramp Corporation

(Registrant)

/s/ Mitchell M. Cohen

Mitchell M. Cohen

Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
*10.1	Settlement and Termination Agreement, dated April 25,2004, between the Company and Darryl R. Cohen
*31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         *Filed herewith.

Exhibit 31.1

CERTIFICATIONS PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Andrew Brown, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Ramp Corporation;

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

b)    evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this  report based on such evaluation; and

c)    disclosed in this  report any change in the registrant's internal control over financial reporting that has occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of the annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: May 17, 2004

/s/Andrew Brown

Andrew Brown

Chief Executive Officer

Exhibit 31.2

CERTIFICATIONS PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mitchell M. Cohen, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Ramp Corporation;

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

b)     evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this  report based on such evaluation; and

c)    disclosed in this  report any change in the registrant's internal control over financial reporting that has occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of the annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.     The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: May 17, 2004

/s/Mitchell M. Cohen

Mitchell M. Cohen

Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of  Ramp Corporation (the "Company") on Form 10-Q for the quarter ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Andrew Brown, Chairman, Chief Executive Officer and President of the Company, and I, Mitchell M. Cohen, Executive Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1)  the Report fully complies with requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 17, 2004	/s/ Andrew Brown Andrew Brown Chairman, Chief Executive Officer and President
Date: May 17, 2004	/s/ Mitchell M. Cohen Mitchell M. Cohen Executive Vice President and Chief Financial Officer

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act of 2002, or other document authenticating, acknowledging or otherwise adopting the signature that appears in typed form within this electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

The foregoing certification is being furnished in accordance with Securities and Exchange Commission Release Nos. 34-47551 and 34-47986 and shall not be considered "filed" as part of this 10-Q.

This certification is made solely for purposes of 18 U.S.C. Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.