Form 10-Q
period 2004-06-30
RAMP CORP
filed 2004-08-16
CIK 890784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File
Number:                                              024768
        ------------------------------------------------------------------------

                                RAMP CORPORATION
                                ----------------

               (Exact name of issuer as specified in its charter)

               Delaware                                   84-123311
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

      33 Maiden Lane, New York, New York                        10038
--------------------------------------------------------------------------------
  (Address of principal executive offices)                    (Zip Code)

                                 (212) 440-1500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         [X] Yes        [ ] No

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
         [  ]Yes        [X] No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 2004.

Common Stock, $0.001 par value                      200,691,217
------------------------------                   ----------------
            Class                                Number of Shares

                                RAMP CORPORATION
                                      INDEX
                                      -----



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated  Balance  Sheets as of June 30, 2004  (Unaudited)  and December 31,
2003

Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003

Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003

Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities and Use of Proceeds

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

Index to Exhibits

                                     PART I
ITEM 1. FINANCIAL STATEMENTS

           RAMP CORPORATION (FORMERLY MEDIX RESOURCES, INC.)
                      CONSOLIDATED BALANCE SHEETS

                                                                            June 30,         December 31,
                                                                              2004               2003
                                                                        ------------------------------------
                                                                          (Unaudited)
                                          ASSETS
CURRENT ASSETS
        Cash                                                                   $ 166,000        $ 1,806,000
        Accounts receivable                                                      196,000            182,000
        Unbilled receivables                                                      67,000                 -
        Prepaid expenses and other                                               222,000            321,000
                                                                        ------------------------------------
                           TOTAL CURRENT ASSETS                                  651,000          2,309,000
                                                                        ------------------------------------

NON-CURRENT ASSETS
        Property and equipment, net                                            1,439,000            731,000
        Security deposits                                                        260,000            398,000
        Goodwill                                                               4,962,000          4,853,000
        Other intangible assets, net                                           1,201,000          1,382,000
                                                                        ------------------------------------
                         TOTAL NON-CURRENT ASSETS                              7,862,000          7,364,000
                                                                        ------------------------------------
                             TOTAL ASSETS                                    $ 8,513,000        $ 9,673,000
                                                                        ====================================

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Promissory notes and current portion of long term debt               $ 1,752,000          $ 232,000
        Accounts payable                                                       2,968,000            847,000
        Accounts payable - related parties                                       326,000            261,000
        Accrued expenses                                                       2,980,000          2,067,000
                                                                        ------------------------------------
                        TOTAL CURRENT LIABILITIES                              8,026,000          3,407,000
                                                                        ------------------------------------

Long-term debt, net of current portion and
        debt discount of $138,000 and $169,000                                   147,000            269,000

                     COMMITMENTS AND CONTINGENCIES

                         STOCKHOLDERS' EQUITY

        1996 Preferred stock, 10% cumulative convertible, $1 par value, 488 shares authorized, 155 shares issued, 1 share outstanding,
        liquidation preference $10,000 plus accrued and unpaid dividends              -                  -

        2003 Series A convertible stock, $1 par value, 3,200 shares authorized,
        3,112 shares issued and outstanding at December 31, 2003                      -               3,000

        Common stock, $0.001 par value, 400,000,000 shares authorized,
        179,261,216 and 145,244,392 issued and outstanding at June 30, 2004 and
        December 31, 2003, respectively                                          179,000            145,000

Deferred compensation                                                           (332,000)           (86,000)
Additional paid-in capital                                                    87,975,000         78,303,000
Accumulated deficit                                                          (87,482,000)       (72,368,000)
                                                                        ------------------------------------
                        TOTAL STOCKHOLDERS' EQUITY                               340,000          5,997,000
                                                                        ------------------------------------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 8,513,000        $ 9,673,000
                                                                        ====================================


              See notes to unaudited consolidated financial statements.

                RAMP CORPORATION (FORMERLY MEDIX RESOURCES, INC.)
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             FOR THE THREE MONTHS                     FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,                           ENDED JUNE 30,
                                                    ---------------------------------------  ---------------------------------------
                                                          2004                 2003                2004                 2003
                                                    ------------------   ------------------  ------------------  -------------------

REVENUES                                                 $    423,000         $        -         $     803,000         $    173,000

COSTS AND EXPENSES
 Software and technology costs                              1,836,000              798,000           3,034,000            1,191,000
 Selling, general and administrative expenses               6,651,000            1,675,000          12,341,000            3,765,000
 Costs associated with terminated acquisition                     -                    -                   -                142,000
                                                    ------------------   ------------------  ------------------  -------------------
     TOTAL OPERATING EXPENSES                               8,487,000            2,473,000          15,375,000            5,098,000
                                                    ------------------   ------------------  ------------------  -------------------

Other income (expense)
 Other income                                                   2,000                9,000               3,000               18,000
 Interest expense                                             (20,000)              (6,000)            (19,000)              (9,000)
 Financing costs                                             (510,000)            (134,000)           (526,000)            (135,000)
                                                    ------------------   ------------------  ------------------  -------------------
     TOTAL OTHER INCOME (EXPENSE)                            (528,000)            (131,000)           (542,000)            (126,000)
                                                    ------------------   ------------------  ------------------  -------------------

NET LOSS                                                   (8,592,000)          (2,604,000)        (15,114,000)          (5,051,000)

Disproportionate deemed dividend issued
  to certain warrant holders                                 (698,000)                 -              (841,000)          (1,133,000)

                                                    ------------------   ------------------  ------------------  -------------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS               $ (9,290,000)        $ (2,604,000)      $ (15,955,000)        $ (6,184,000)
                                                    ==================   ==================  ==================  ===================

Basic and diluted weighted average                        171,614,713           82,126,955         161,833,017           80,645,905
  common shares outstanding
Basic and diluted loss per common share                        ($0.05)              ($0.03)             ($0.10)              ($0.08)

           See notes to unaudited consolidated financial statements.

                RAMP CORPORATION (FORMERLY MEDIX RESOURCES, INC.)
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        For the Six Months
                                                                                           Ended June 30,
                                                                             ------------------------------------------
                                                                                    2004                  2003
                                                                             --------------------  --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                      $ (15,114,000)         $ (5,151,000)
     Adjustments to reconcile net loss to cash (used in)
     provided by operating activities:
         Depreciation and amortization                                                   349,000               109,000
         Deferred revenue                                                                 (2,000)             (173,000)
         Common stock, options and warrants issued for
           services, consulting and settlements                                        1,503,000               301,000
         Net changes in operating assets and liabilities                               3,177,000               419,000
                                                                             --------------------  --------------------
     NET CASH USED IN OPERATING ACTIVITIES                                           (10,087,000)           (4,495,000)
                                                                             --------------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                                 (875,000)              (12,000)
     Note receivable                                                                        -                 (205,000)
     Business acquisition costs, net of cash acquired                                       -                 (300,000)
                                                                             --------------------  --------------------
     NET CASH USED IN INVESTING ACTIVITIES                                              (875,000)             (517,000)
                                                                             --------------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of promissory notes                                        1,650,000             1,541,000
     Principal payments on debt and notes payable                                       (134,000)              (68,000)
     Proceeds from issuance of preferred and
       common stock, net of offering costs                                             5,513,000             1,681,000
     Proceeds from the exercise of options and warrants                                2,293,000               737,000
                                                                             --------------------  --------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                                         9,322,000             3,891,000
                                                                             --------------------  --------------------

NET DECREASE IN CASH                                                                  (1,640,000)           (1,121,000)
Cash, beginning of period                                                              1,806,000             1,369,000
                                                                             --------------------  --------------------
CASH, END OF PERIOD                                                                    $ 166,000             $ 248,000
                                                                             ====================  ====================

See Notes 6-8 and 10 for discussion of non-cash investing activities for the six months ended June 30 2004.

Non-cash financing activities for the six months ended June 30, 2003: Issuance of 100,000 shares of $0.001 par value common stock valued at $48,000 issued with cash of $300,000; the total being the purchase price of the ePhysician assets

Issuance of warrants to placement agent valued at $215,000 in a private placement

           See notes to unaudited consolidated financial statements.

                RAMP CORPORATION (FORMERLY MEDIX RESOURCES, INC.)

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. They comply with Regulation S-X and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required under generally accepted accounting principles for complete financial statements. The consolidated balance sheet as of December 31, 2003 has been derived from the audited financial statements. The unaudited consolidated financial statements contained herein should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended December 31, 2003. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2004 or for any other interim period in the fiscal year ending December 31, 2004.

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced substantial recurring losses to date which raise substantial doubt about its ability to continue as a going concern. In addition, at June 30, 2004, the Company had a working capital deficit of $7,375,000. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management continues to pursue fund-raising activities, including private placements, to continue to fund the Company's operations until such time as revenues are sufficient to support operations. There can be no assurances that additional funds will be raised or that the Company will ever be profitable.

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

                                                        Three Months Ended      Six Months Ended
                                                           June 30, 2003         June 30, 2003
                                                       ---------------------------------------------
Revenues                                               $     361,000            $      836,000
Net loss applicable to common stockholders                (2,593,000)               (6,132,000)
Loss per share applicable to common
stockholders - basic and diluted                              ($0.03)                   ($0.08)


      Total goodwill at June 30, 2004, includes $1,605,000 related to the balance of goodwill acquired through the acquisition of Cymedix in 1998, and $3,357,000 of goodwill related to the Company's acquisition of OnRamp. Under the terms of the Asset Purchase Agreement, and as previously disclosed, the Company is required to pay additional purchase price contingent on the outcome of certain future events, including cash payments equal to 15% of OnRamp's gross revenues during 2004. Accordingly, approximately $105,000 was recorded as an increase to Goodwill during the six months ended June 30, 2004.

      Under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, the Company reviews its goodwill for impairment at least annually, or more frequently whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. During the second quarter and into the third quarter of 2004, there was a significant decrease in the Company's market capitalization. In light of this development, the Company is presently re-evaluating the goodwill balances of each of its reporting units, specifically Ramp and OnRamp, to determine whether any impairment charges are required to be recorded under generally accepted accounting principles. Although the market capitalization of the Company as a whole at June 30, 2004 exceeded the aggregate net worth of the Company, the analysis required under generally accepted accounting principles is to be done by reporting unit. Therefore, the Company intends on hiring an outside valuation firm to assist in the analysis, and should it be determined that goodwill of one or both reporting units is impaired, the Company will record an impairment charge upon such determination.

      In connection with the Company's acquisitions of ePhysician in March 2003 and OnRamp in November 2003, in addition to goodwill, the Company recorded certain other intangible assets. At June 30, 2004, the Company's Other intangible assets, net consisted of the following:

                                                       Accumulated
                                          Cost         Amortization      Average useful lives
                                          ----         ------------      --------------------

Trade name and related marks           $347,000          $ 58,000               7 years
Customer-related intangibles            844,000           135,000               5 years
Non-compete agreements                   20,000             4,000               3 years
Software and other technology           307,000           120,000               3 years
                                        -------           -------               -
Total                                $1,518,000          $317,000
                                     ==========          ========

      Amortization expense during the three and six months ended June 30, 2004 was $91,000 and $181,000, respectively.

3.   NEW BUSINESS

      In 2003 the Company formed a wholly-owned subsidiary, LifeRamp Family Financial, Inc. ("LifeRamp"), in Utah and commenced exploring the feasibility of using LifeRamp to commence a new business, making non-recourse loans to terminally ill cancer patients secured by their life insurance policies. In May 2004 the Company decided to proceed with the launch of LifeRamp and had previously retained Shattuck Hammond Partners as its investment banker and financial advisor in the structuring and capitalization of LifeRamp.

      During 2003 and for the first six months of 2004 the Company invested approximately $1.1 million and $1.8 million in LifeRamp, respectively. In July 2004 the Company decided to indefinitely delay LifeRamp's continued development and commencement of operations until adequate funding is obtained or other strategic alternative measures can be implemented by the

Company. There can be no assurance that the Company will secure financing on favorable terms necessary to fund LifeRamp's proposed business model, that the necessary regulatory approvals will be obtained or that the business, if commenced, will be cash flow positive or profitable. If the Company is not successful in obtaining funding for LifeRamp or other strategic alternatives are not implemented, the Company will be required to re-evaluate the carrying value of the long-lived assets associated with LifeRamp's operations (including fixed assets and lease obligations which total approximately $400,000) for impairment.

4.   POTENTIAL ACQUISITION

      On April 22, 2004, the Company entered into a letter of intent to acquire substantially all of the electronic medical record software business operated by Berdy Medical Systems, Inc. Such letter of intent is subject to the satisfaction of customary closing conditions including the negotiation and execution of a definitive purchase agreement. The Company anticipates that the acquisition will be completed in the third quarter of 2004, however, no assurance can be given that such transaction will be consummated. This acquisition is not expected to be material to the Company's financial statements.

5.   REDUCTION IN FORCE

      In June 2004, the Company implemented a reduction in force and salary reduction program, pursuant to which 41 employees were terminated and some of the remaining employees agreed to accept, during the six-month period ending November 30, 2004, in lieu of a portion of their base salaries, a retention bonus equal to an individually negotiated multiple of the amount of their reduction in pay in the form of shares of the Company's Common Stock, payable only if they remained employed on November 30, 2004. The net realization of savings and cash outflows resulting from the reduction in force and changes in compensation is expected to be evident beginning in the third quarter of 2004.

6.   EMPLOYMENT AND RETAINER AGREEMENTS

      On April 25, 2004, Darryl R. Cohen resigned as a director, Chairman and Chief Executive Officer and Andrew Brown, the Company's then current President, was appointed Chairman and Chief Executive Officer of the Company. In connection with Mr. Cohen's resignation, the Company recorded a compensation charge of approximately $15,000 related to accrued bonus and tax benefit on his restricted stock awards during the second quarter of 2004. Additionally, in the second quarter of 2004, the Company recorded a charge of approximately $400,000 with respect to the benefit Mr. Cohen received upon his termination as a result of the Company's having earlier accelerated the vesting of his stock-based awards, pursuant to a promissory note of the Company collateralized by the pledge of those shares.

      On June 1, 2004, the Company entered into an employment agreement with Andrew Brown. During the employment period, which will end on June 30, 2006, Mr. Brown will be paid a base salary at an annual rate of $240,000 per year; provided that, during the six-month period ending November 30, 2004, Mr. Brown will be paid a base salary at the rate of $120,000 per year and receive a retention bonus of three times the amount of his reduction in pay payable in the form of shares of the Company's common stock, but only if he remains employed as Chief Executive Officer on November 30, 2004, is terminated before that date without "cause" or resigns before that date for "good reason". The employment agreement also provides for the payment of performance-based bonuses tied to the growth of the Company's gross revenues, the grant of up to 6,000,000 options under the 2004 Stock Incentive Plan, with an exercise price of

$0.18 per share, and the issuance to Mr. Brown of a warrant whereby he will be entitled to purchase up to one-nineteenth of the outstanding shares, at an exercise price to be determined. The employment agreement also provides that in the event that Mr. Brown's employment is terminated for good reason within six months or his employment is terminated within one year without cause after any person or group acquires more than 25% of the combined voting power of the Company's then outstanding Common Stock, all of Mr. Brown's options will become fully vested and immediately exercisable and Mr. Brown will be paid an amount equal to twice his annual base salary and twice his bonus compensation received during the twelve months immediately preceding the date of termination of Mr. Brown's employment; provided that if the change in control resulted from the sale of the Company for less than $31 million, the payments to Mr. Brown will be in amounts as described above in this paragraph as if the word "twice" had been deleted.

      In June 2004, the Company entered into amendments of its employment agreements with Louis Hyman, Chief Technology Officer, and Mitchell M. Cohen, Chief Financial Officer, which provide that in the event that Mr. Hyman's or Mr. Cohen's employment is terminated within one year without cause after any person or group acquires more than 25% of the combined voting power of the Company's then outstanding Common Stock, all of his options will become fully vested and immediately exercisable and he will be paid an amount equal to twice his annual base salary and twice his bonus compensation received during the twelve months immediately preceding the date of termination of his employment; provided that if the change in control resulted from the sale of the Company for less than $31 million, the payments to Mr. Hyman and/or Mr. Cohen will be in amounts as described above in this paragraph as if the word "twice" had been deleted.

      On May 25, 2004, the Company entered into retainer agreements with Steven Berger and Jeffrey Stahl, M.D., two independent directors. Pursuant to these agreements, each independent director was granted a five-year option to purchase 200,000 shares of the Company's common stock at an exercise price of $0.19 per share, and will be paid a quarterly fee of $7,500 in arrears, except that in the case of Dr. Stahl the quarterly payments due on August 25, 2004 and November 25, 2004 were paid in advance in the form of 78,947 performance shares of common stock, which will vest as to 50% on each of such dates.

7.    PROMISSORY NOTES

      In May and June 2004 the Company issued an aggregate of $1,650,000 of promissory notes which bear interest at the prime rate plus 2%. The notes plus accrued interest were repaid on July 14, 2004 from the proceeds of the issuance of $4,200,000 of convertible promissory notes (see Note 13, Subsequent Events). In connection with investment advisory services, in June 2004 Richard Rosenblum and David Stefansky received an aggregate of 1,000,000 shares of the Company's unregistered common stock and 1,000,000 unregistered common stock purchase warrants at an exercise price of $0.18. The fair value of these issuances of $477,000 was recorded as debt issuance costs.

8. EQUITY TRANSACTIONS

      STOCKHOLDER RIGHTS PLAN

      On May 27, 2004 the Company adopted a stockholder rights plan (commonly known as a "poison pill") in order to deter possibly abusive tactics by a stockholder or group. The stockholder rights plan (the "Rights Plan") is set forth in a Rights Agreement dated May 27, 2004 between Ramp and Computershare Trust Company, Inc., as Rights Agent. The Rights Agreement provides for the distribution of one preferred share purchase right ("Right") on each share of Common Stock issued and outstanding as of the close of business on June 4, 2004 (the "Record Date"). Initially the Rights will trade with the Common Stock and will not be represented by separate certificates. Each Right represents the right to purchase, for an exercise price of $40 per Right, one one-hundredth (1/100) share of Ramp Series B Participating Preferred Stock, par value $.001 per share ("Preferred Share"), but will not be exercisable unless and until certain events occur.

      OPTION AND WARRANT EXERCISES

      During the three and six months ended June 30, 2004, the Company received net proceeds of $295,000 and $2,293,000, respectively, from the exercise of stock options and warrants resulting in the issuance of 4,691,000 shares and 10,970,000 shares, respectively, of common stock. The exercise of warrants during the three months ended June 30, 2004 was affected by the modification of several warrants held by investors to induce them to exercise. The proceeds and number of shares affected by these modifications is approximately $190,000 and 4,345,718 shares of common stock. In the comparable periods of 2003, the Company received proceeds of $575,000 and $737,000, respectively, from the exercise of stock options and warrants resulting in the issuance of 3,125,000 and 3,480,000 shares, respectively, of common stock.

      COMPANY PURCHASE OF STOCK OPTIONS

      On April 13, 2004, the Company reduced the number of directors on its Board from six to five pursuant to its by-laws, which permits the Board to set the number of directors from time to time. This change was made to avoid the possibility of a deadlocked Board with an evenly split vote. At the time of such change, J.D. Kleinke resigned from the Board. On April 14, 2004, Samuel H. Havens and David Friedensohn resigned as directors and on April 15, 2004, Steven
C. Berger and Richard A. Kellner became directors of the Company to fill the vacancies created by Messrs. Havens' and Friedensohn's resignations. In connection with the board members' resignations, their stock options were purchased by the Company and a related compensation charge of approximately $355,000 was recognized during the three months ended June 30, 2004. Additionally, Mr. Kellner resigned from the Board on June 4, 2004.

      CONTINGENT WARRANTS

      At June 30, 2004, the Company had an obligation to provide 5,150,000 warrants under the Amended and Restated Common Stock Purchase Warrant with WellPoint Pharmacy Management if certain specified performance criteria are met. The warrants, which expire on September 8, 2004, provide for exercise prices which are above the current market price of the Company's stock. No additional warrants were earned during the six months ended June 30, 2004, and many of the performance criteria for issuance of the warrants are no longer feasible. If all of the remaining performance criteria were met at June 30, 2004, the fair value of the related warrants and resulting expense would have been approximately $579,000, using the Black-Scholes option pricing model, with assumptions of 101% volatility, no dividend yield and a risk-free rate of 2.0%.

      The Company has entered into an agreement with an unrelated third party for marketing services with the third party's sole compensation under the agreement limited to warrants to purchase shares of common stock of the Company. The third party pays all of its expenses. Issuance of the warrants is based on a formula related to the success of the third party in selling the services of the Company. No services have been sold to date and therefore no warrants have been issued under this agreement. If, as and when the third party is entitled to receive such warrants the warrants to purchase the first 2,000,000 shares of common stock shall be exercisable at $0.57 per share and shall expire on February 6, 2008. Warrants to purchase shares in excess of 2,000,000 shall have terms identical to the first warrants but have an exercise price equal to the closing price of the Company's common stock on the day preceding the day of issuance of the warrants.

      WARRANT MODIFICATIONS AND OTHER RELATED TRANSACTIONS

      During the first six months of 2004, the Company modified certain warrants previously issued in connection with its Series C Preferred and other financing transactions. Warrants to exercise a total of approximately 400,000 shares were modified to extend the periods in which they could be exercised. Additionally, of this group of warrants, those representing approximately 5,604,050 shares were modified to reduce their exercise prices from a range of $0.82 to $0.30, to a new exercise price of $0.40 to $0.001.

      These modifications were primarily made to increase the likelihood of the holders exercising such warrants. The Company has applied the modification principles in SFAS 123, using the Black-Scholes model to determine the value of these changes in warrants.

      In connection with a settlement agreement with an existing investor, the Company issued approximately 1.3 million shares to this investor during the second quarter of 2004. The Company accounted for this as a disproportionate deemed dividend which increased the net loss applicable to common shareholders and basic and diluted net loss per share for the three and six month periods ended June 30, 2004.

 PRIVATE PLACEMENTS

      In March 2004, the Company sold 10,869,565 shares of common stock to an accredited investor at a purchase price of $0.46 per share, raising proceeds of $4,751,000, net of $249,000 in offering costs. In connection with the private placement, the investor also received a five-year warrant to purchase 2,173,913 shares of common stock at an exercise price of $0.80 per share. The Company also issued a five-year warrant to purchase 173,912 shares of common stock at $0.80 per share to a finder and five-year warrants to purchase an aggregate of 831,391 shares of our common stock at $0.80 per share to the placement agent and its affiliates for its services in the placement. In addition, finders and placement agents received an aggregate of 407,000 shares of the Company's common stock. The fair value of warrants and common stock issued to finders and placement agents was approximately $520,000. The investor has an anti-dilutive feature in the event the Company raises funds at a price of less than $0.46 per share (see
Note 13 for discussion of subsequent events).

      Also, during the quarter ended March 31, 2004, the Company completed a private placement of its common stock and raised net proceeds of $763,000. A total of 191,250 units were placed, each consisting of ten shares of common stock and two warrants. Subscribers purchased each unit for $4.00 and are entitled to exercise warrant rights to purchase one share of common stock at a purchase price of $0.60 per share for a five-year period commencing on or after July 1, 2004 and terminating on June 30, 2009.

9.   STOCK OPTIONS

      During the second quarter of 2004, the Company issued to employees options to purchase 4,447,000 shares of common stock at exercise prices ranging from $0.18 to $0.64. Such options were granted under the Company's 2003 Stock Incentive Plan. The weighted-average estimated grant date fair value, as defined by SFAS No. 123, Stock-Based Compensation, of options granted in the second quarter of 2004, was $0.22. The Company used the Black-Scholes option-pricing model to estimate the options' fair value by considering the following assumptions: the options exercise price and expected life, the underlying current market price of the stock and expected volatility, expected dividends and the risk free interest rate corresponding to the term of the option.

      The Company has adopted the disclosure-only provisions of SFAS No. 123 and continues to apply the accounting principles prescribed by APB No. 25 to its employee stock-based compensation awards. Had compensation cost for the Company's options issued to such employee been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's net loss and basic loss per common share would have been changed to the pro forma amounts indicated below:


                                    ---------------------------------------- ---------------------------------------
                                             For the Three Months                      For the Six Months
                                    ---------------------------------------- ---------------------------------------
                                                Ended June 30,                           Ended June 30,
                                    ---------------------------------------- ---------------------------------------

                                           2004                  2003                 2004                2003

Net loss applicable to common             ($9,290,000)         ($2,604,000)        ($15,955,000)        ($6,184,000)
stockholders - as reported
Add back: Employee compensation                424,000                 -                 440,000                -
expense as reported
Less: fair value of employee                 (131,000)              (6,000)            (273,000)           (295,000)
compensation expense
Net loss applicable to common             ($8,997,000)         ($2,610,000)        ($15,788,000)        ($6,479,000)
stockholders - pro forma
Basic  and diluted loss per common             ($0.05)              ($0.03)              ($0.10)             ($0.08)
share - as reported
Basic and diluted loss per common              ($0.05)              ($0.03)              ($0.10)             ($0.08)
share - pro forma

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used:

                                 ------------------------
                                    For the Six Months
                                       Ended June 30,
                                 ------------------------
                                   2004            2003
                                 ---------      ---------

Approximate risk free rate          2.0%            2.50%
Average expected life            5 years          5 years
Dividend yield                        0%               0%
Volatility                          124%             137%

10.    RELATED PARTY TRANSACTIONS

      Accounts payable - related parties as of June 30, 2004 includes approximately $326,000 in connection with the Company's acquisition of OnRamp, which is owed to the former owners of OnRamp who are now employees of the Company.

     Until his appointment as the Company's President and Chief Operating Officer in October 2003, Andrew Brown was employed by External Affairs, Inc. In August 2003, the Company entered into a consulting agreement with External Affairs for a term which ended June 30, 2004, under which External Affairs agreed to act as the Company's investor relations and strategy consultant and assist the Company with capital raising efforts. The agreement provided for payments to External Affairs of $328,000, with a discretionary bonus of potentially up to $275,000 based upon the Company attaining a specified level of revenue during the term of the agreement. On October 10, 2003, Mr. Brown was appointed as the Company's President and Chief Operating Officer, and Mr. Brown, External Affairs and the Company agreed to reduce the compensation payable to External Affairs under the August 2003 Consulting Agreement to $20,000 per month, with the remainder payable as employee compensation to Mr. Brown as President and Chief Operating Officer. External Affairs was granted 500,000 restricted shares of the Company's common stock in July 2003. Pursuant to the agreement, External Affairs also received a five-year option to purchase an aggregate 1,500,000 shares of the Company's common stock at $0.25 per share, of which (i) options to purchase 500,000 shares vest in 25% increments every three months beginning September 9, 2003 conditioned on Mr. Brown continuing to render services to the Company at the end of each three-month period, and (ii) options to purchase 1 million shares which will vest on July 9, 2008, subject to earlier vesting in June 2004 based upon a formula contained in the agreement. The agreement is terminable by either the Company or External Affairs for any reason on ninety days prior written notice, subject to certain offset rights in the event of termination by External Affairs for other than "good reason". External Affairs transferred all of its options and restricted shares to Mr. Brown effective October 10, 2003. In November 2003, all of these options and restricted shares became fully vested in return for Mr. Brown collateralizing a promissory note. During 2003 and the first six months of 2004, the Company paid $310,000 and $102,000, respectively, to External Affairs in consulting fees.

11.  SEGMENT INFORMATION

      Summarized financial information concerning the Company's reportable segments, technology and professional services, is shown in the following table for the six months ended June 30, 2004 (the Company only had one reportable segment during the six months ended June 30, 2003):

                                                 For the Six Months
                                                 Ended June 30, 2004
                                            -----------------------------
                                                      Professional
                                Technology              Services                  Total
                                ----------              --------                  -----
Revenue                       $    100,000          $      703,000          $     803,000
Net loss                       (14,968,000)               (146,000)           (15,114,000)
Total assets                  $  3,563,000          $    4,950,000          $   8,513,000

12.  COMMITMENTS AND CONTINGENCIES

      From time to time, the Company is involved in claims and litigation that arise out of the normal course of business. Currently, other than as discussed below, there are no pending matters that in management's judgment are expected to have a material impact on the Company's financial statements.

      In February 2004 the Company relocated its executive offices (under a sublease that expires on June 29, 2008) to 33 Maiden Lane, New York, New York. By stipulation the Company has surrendered the premises located at 410 Lexington Avenue. In connection with this lease abandonment, the Company recorded an accrual for expected losses on the lease equal to the present value of the remaining lease payments, net of reasonable sublease income, of approximately $168,000, which was recorded in the first quarter of 2004 in selling, general and administrative expenses in the accompanying statements of operations. During the second quarter of 2004 the Company revised its estimate of the expected lease loss and recorded an additional accrual of $60,000. In addition, the Company's landlord agreed to offset the Company's security deposit of $130,000 in satisfaction of a portion of the amounts due under the lease. The remaining obligation to the landlord is included in accrued expenses in the Company's balance sheet as of June 30, 2004.

       On May 28, 2004, the Company, as sub-subtenant, received written notice (the "Notice") from Clinton Group, Inc., as subtenant and sub-sublandlord ("Clinton") stating, in relevant part, that the Company is in default under that certain Agreement of Sublease (the "Sublease"), dated as of April 15, 2004, by and between Clinton and the Company for the premises located at on the 31st Floor at 55 Water Street, New York, New York as a result of the following: (i) the Company's failure to deliver the first month's rent and the security deposit payable under the Sublease, and (ii) the Company's failure to cooperate with Clinton to obtain written consent to the Sublease by each of New Water Street Corp., as landlord, and Lynch, Jones & Ryan, Inc., as tenant and sub-landlord. The Notice stated Clinton intends to pursue all legal rights and remedies available to it under the laws of the State of New York and Clinton reserves all rights with respect thereto. On or about July 16, 2004, Clinton, as plaintiff, filed a summons and complaint against the Company, as defendant, with the Supreme Court of the State of New York, County of New York (Index No. 110371) alleging, among other things, breach of the Sublease for non-payment of the security deposit and one month's rent. The summons and complaint has not yet been served upon the Company and an answer is not yet due. Clinton seeks repossession of the premises, damages for non-payment of rent in the sum of $128,629, additional damages under the Sublease through the date of trial for the remainder of the term of the Sublease, plus interest and attorneys' fees. The Company has been engaged in good faith settlement discussions with Clinton. If a settlement cannot be agreed upon, the Company believes it has good and meritorious defenses and/or counterclaims to the claims made by Clinton and intends to vigorously defend against any and all claims made by Clinton.

      In the second quarter of 2004 the Company decided to vacate its office facilities in Florida. In connection with this lease abandonment, the Company recorded an accrual for expected losses on the lease equal to the present value of the remaining lease payments, net of reasonable sublease income, of approximately $83,000, which was recorded in the second quarter of 2004 in selling, general and administrative expenses in the accompanying statements of operations.

13.  SUBSEQUENT EVENTS

      On July 14, 2004, the Company entered into a Note and Warrant Purchase Agreement (the "Note Purchase Agreement") with Cottonwood Ltd. and Willow Bend Management Ltd., each an accredited investor. Under the terms of the Note Purchase Agreement, the Company issued a convertible promissory note in the aggregate principal amount of $2,100,000 to each of Cottonwood Ltd. and Willow Bend Management Ltd. Each promissory note is convertible into shares of common stock at an initial conversion price of $0.30 cents per share, or 7,000,000 shares of common stock. In addition, the Company issued to each of Cottonwood Ltd. and Willow Bend Management Ltd. warrants exercisable into 4,683,823 shares of common stock at an exercise price of $0.11 cents per share, warrants exercisable into 4,683,823 shares of common stock at an exercise price of $0.15 cents per share, warrants exercisable into 4,683,823 shares of common stock at an exercise price of $0.35 cents per share and warrants exercisable into 4,683,823 shares of common stock at an exercise price of $0.40 cents per share. The warrants have a term of one year. The issuance of the warrants along with convertible debt will create a beneficial conversion discount which will be amortized to interest expense in future periods.

      Pursuant to the Registration Rights Agreement, dated concurrently with the Note Purchase Agreement (the "Registration Rights Agreement"), the Company agreed to register the shares of common stock underlying the convertible promissory notes and warrants with the SEC on a registration statement and to pay to Cottonwood Ltd. and Willow Bend Management Ltd. liquidated damages if the Registration Statement is not filed on or before August 13, 2004 and/or is not declared effective within 90 days following the date the Registration Statement is filed with the SEC, an amount, at the option of the Company, in cash or shares of common stock registered with the SEC equal to: (i) one percent (1.0%) of the initial investment amount for each calendar month or portion thereof of delayed effectiveness, up to two calendar months, and (ii) two percent (2.0%) of the initial investment amount for each calendar month or portion thereof thereafter until effectiveness, less any amount of convertible promissory note that has been converted or redeemed.

      Redwood Capital Partners, Inc. acted as the Company's placement agent in connection with the Note Purchase Agreement. As compensation to Redwood for its services as placement agent and in addition to payment in cash of $320,000 to Redwood, the Company agreed to issue to Redwood warrants exercisable into 350,000 shares of common stock exercisable at $0.11 cents per share for a one year term, warrants exercisable into 350,000 shares of common stock exercisable at $0.15 cents per share for a one year term, warrants exercisable into 350,000 shares of common stock exercisable at $0.35 cents per share for a one year term and warrants exercisable into 350,000 shares of common stock exercisable at $0.40 cents per share for a one year term. In connection with the issuance of warrants, the Company agreed to register the shares underlying the warrants with the SEC on a registration statement. The placement agent fees paid in cash and warrants will be recorded as additional deferred financing costs in the third quarter, and amortized over the maturity of the related notes or upon the notes' conversion, if such conversion occurs earlier.

      On July 14, 2004 the Company entered into a Letter Agreement (the "Letter Agreement") with Hilltop Services, Ltd. in connection with the anti-dilution provisions contained in that certain Common Stock and Warrant Purchase Agreement, dated March 4, 2004, between Hilltop Services, Ltd. and the Company (the "Hilltop Agreement"). Under the terms of the Letter Agreement and in consideration for the waiver by Hilltop of its anti-dilution rights, the Company issued to Hilltop Services, Ltd. an additional 24,130,435 shares of common stock, a convertible promissory note in the aggregate principal amount of $1,920,000 convertible into shares of the Company's common stock at a conversion price of $0.30 cents per share, or 6,400,000 shares of common stock, and warrants exercisable into 4,282,354 shares of common stock at an exercise price of $0.11 cents per share, warrants exercisable into 4,282,354 shares of common stock at an exercise price of $0.15 cents per share, warrants exercisable into 4,282,354 shares of common stock at an exercise price of $0.35 cents per share and warrants exercisable into 4,282,354 shares of common stock at an exercise price of $0.40 cents per share. The warrants have a term of one year. Pursuant to the Registration Rights Agreement the Company agreed to register the shares of common stock as well as the shares of common stock underlying the convertible promissory note and warrants on a registration statement. In connection with the sale of the common stock and warrants under the Hilltop Agreement, two placement agents received an aggregate of 407,000 shares of the Company's Common Stock.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      We develop and market healthcare connectivity software centered around our CarePoint Suite of healthcare communication technology products for electronic prescribing of drugs, laboratory orders and results, Internet-based communication, data integration and transaction processing through a handheld device or browser, at the patient point-of-care. Our products enable communication of healthcare information among physicians' offices, pharmacies, hospitals, pharmacy benefit managers, health management organizations, pharmaceutical companies and health insurance companies. Our technology is designed to provide access to safer, better healthcare and more accurate and less expensive patient point-of-care information gathering and processing.

      In expanding its services for medical professionals, in November 2003, we acquired the businesses and assets of OnRamp, which provides telephone answering services to physicians and other medically-related businesses and which provides telephone answering and telephone virtual office services to non-medical businesses and professionals.

      In 2003 the Company formed a wholly-owned subsidiary, LifeRamp Family Financial, Inc. ("LifeRamp"), in Utah and commenced exploring the feasibility of using LifeRamp to commence a new business, making non-recourse loans to terminally ill cancer patients secured by their life insurance policies. In May 2004 the Company decided to proceed with the launch of LifeRamp and had previously retained Shattuck Hammond Partners as its investment banker and financial advisor in the structuring and capitalization of LifeRamp.

      During 2003 and for the first six months of 2004 the Company invested approximately $1.1 million and $1.8 million in LifeRamp, respectively. In July 2004 the Company decided to indefinitely delay LifeRamp's continued development and commencement of operations until adequate funding is obtained or other strategic alternative measures can be implemented by the Company. There can be no assurance that the Company will secure financing on favorable terms necessary to fund LifeRamp's proposed business model, that the necessary regulatory approvals will be obtained or that the business, if commenced, will be cash flow positive or profitable. If the Company is not successful in obtaining funding for LifeRamp or other strategic alternatives are not implemented, the Company will be required to re-evaluate the carrying value of the long-lived assets associated with LifeRamp's operations (including fixed assets and lease obligations which total approximately $400,000) for impairment.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

      To the extent that any statements made in this Form 10-Q contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as "experts," "plans," "will," "may," "anticipates", "believes," "should," "intends," "estimates," and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation, our ability to raise capital to finance the development of our Internet services and related software, the effectiveness, profitability and the marketability of those services, our ability to protect our proprietary information and to retain and expand our user base, the establishment of an efficient corporate operating structure as we grow and, other risks detailed from time-to-time in our filings with the Securities and Exchange Commission ("SEC"). We do not intend to undertake any obligation to publicly update any forward-looking statements.

      WE HAVE REPORTED SIGNIFICANT RECURRING NET LOSSES applicable to common shareholders which endanger our viability as a going concern and caused our accountants to issue a "going concern" explanatory opinion in their annual audit reports. We have reported net losses of $(31,321,000), $(9,014,000) and $(10,636,000) for the years ended December 31, 2003, 2002 and 2001, respectively, and $(15,955,000) for the six months ended June 30, 2004. At June 30, 2004, we had an accumulated deficit of $(87,482,000). These losses and negative operating cash flows have caused our accountants to include a "going concern" explanatory paragraph in their reports in connection with their audit of our financial statements for the years ended December 31, 2003, 2002 and 2001. We rely on investments and financings to provide working capital. While we believe we can continue to sell our securities to raise the cash needed to continue operating until cash flow from operations can support our business, there can be no assurance that this will occur. There can be no assurance that additional investments in our securities or other debt or equity financings will be available to us on favorable terms, or at all, to adequately support the development and deployment of our technology. Failure to obtain such capital on a timely basis could result in lost business opportunities.

      OUR INDEPENDENT ACCOUNTANTS HAVE ADVISED OUR MANAGEMENT AND OUR AUDIT COMMITTEE THAT THERE WERE MATERIAL WEAKNESSES IN OUR INTERNAL CONTROLS AND PROCEDURES DURING FISCAL YEAR 2003, WHICH MANAGEMENT BELIEVES HAVE CONTINUED THROUGH THE FISCAL PERIOD ENDED JUNE 30, 2004. The Company has taken steps and has a plan to correct the material weaknesses. Progress was made in both the first and second quarters, however management believes that if these material weaknesses are not corrected, a potential misapplication of generally accepted accounting principles or potential accounting error in our consolidated financial statements could occur. Enhancing our internal controls to correct the material weaknesses has and will result in increased costs to us.

      Based upon management's review of our internal controls and procedures, our management, including our current chief executive officer and current chief financial officer, has determined that we had inadequate controls and procedures constituting material weaknesses as of December 31, 2003 which persisted during the first and second quarters of fiscal year 2004. These inadequate controls and procedures included:

      - Inadequate accounting staffing and records to identify and record all accounting entries.

      - Lack of management review of our bank reconciliations, timely review of expense reports, and timely review of agreements governing complex financing transactions, employee and non-employee stock based compensation arrangements and other transactions having accounting ramifications.

      -     Failure  to  perform  an  adequate   internal  review  of  financial
            information in periodic reports to ensure accuracy and completeness.

      - Inadequate segregation of duties consistent with our internal control objectives.

      - Ineffective utilization of existing administrative personnel to perform ministerial accounting functions, which would allow our accounting department the opportunity to perform bookkeeping, recordkeeping and other accounting functions effectively.

      -     Lack of management review of entries to the general ledger.

      Our management has implemented and continues to implement potential enhancements to our internal controls and procedures that it believes will remedy the inadequacies in our internal controls and procedures.

      The following sets forth the steps we have taken through the fiscal period ended June 30, 2004:

      - In November 2003, we hired a permanent chief financial officer with public company reporting experience.

      - In December 2003, we hired a staff accountant responsible for, among other things, recording accounts payable. The individual assists the chief financial officer and controller to identify, report and record transactions in a timely manner and provides additional segregation of duties consistent with our internal control objectives.

      - Management reassigned certain tasks among the expanded accounting department, as well as existing administrative personnel to perform ministerial accounting functions, to improve and better accomplish bookkeeping, recordkeeping and other accounting functions.

      - We commenced a search for new position of Vice President Finance, which position was filled on August 2, 2004. The new Vice President Finance will be wholly dedicated to the areas of internal control, financial accounting and reporting.

      - The review and sign off on all monthly bank reconciliations by the chief financial officer has been instituted.

      - The review of all underlying agreements, contracts and financing arrangements prior to execution for accounting ramifications has already been undertaken by the chief financial officer to the extent possible.

      - We strengthened certain controls over cash disbursements, including adopting a policy that requires dual signatures of two senior officers, at least one of whom is not involved in a transaction, on disbursements in excess of $10,000.

      - We implemented a policy requiring attendance by outside counsel at all Board and Audit Committee meetings, including the timely preparation of minutes of such meetings and reports to management to discuss our implementation of any plans to address conditions constituting the material weaknesses in its internal controls.

      We intend on implementing the following plans to enhance our internal controls in the fiscal quarter ending September 30, 2004:

      - As the new Vice President Finance (hired on August 2, 2004) transitions into his responsibilities and gains a full understanding of our business, it is anticipated that this additional resource will allow further redistribution of responsibilities among the expanded accounting department and, more specifically, provide the chief financial officer with the necessary time to perform oversight and supervisory functions in future periods. This includes timely review of all underlying agreements, contracts and financing arrangements, expense reports, entries to the general ledger and periodic filings with the Securities and Exchange Commission.

      - Our implementation of formal mechanized month-end, quarter-end and year-end closing and consolidation processes.

      - The appointment of additional independent directors who will serve on our Audit Committee.

      While we believe that the remedial actions that have been or will be taken will result in correcting the conditions constituting the material weaknesses in our internal controls as soon as practicable, the exact timing of when the conditions will be corrected is dependent upon future events which may or may not occur. We are making every effort to correct the conditions expediently and expect to correct the conditions, thereby eliminating the material weaknesses no later than the fourth quarter of fiscal year 2004. It is estimated that the cost to implement the actions set forth above will be approximately $300,000 for our fiscal year ending December 31, 2004 and approximately $200,000 for each fiscal year thereafter. In addition, substantial additional costs may be necessary to implement the provisions of section 404 of the Sarbanes-Oxley Act of 2003 as relates to the company's documentation and testing of the effectiveness of internal controls in 2005.

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

      NEW OR NEWLY INTEGRATED PRODUCTS AND SERVICES WILL NOT BECOME PROFITABLE UNLESS THEY ACHIEVE SUFFICIENT LEVELS OF MARKET ACCEPTANCE. There can be no assurance that healthcare providers will accept from us new products and services, or products and services that result from integrating existing and/or acquired products and services, including the products and services we are developing to integrate our services into the physician's office or other medical facility, such as our handheld solution. In addition, there can be no assurance that any pricing strategy that we implement for any such products and services will be economically viable or acceptable to the target markets. Failure to achieve broad penetration in target markets with respect to new or newly integrated products and services could have a material adverse effect on our business prospects. The market for our connectivity products and services in the healthcare information systems may be slow to develop due to the large number of practitioners who are resistant to change, as well as the financial investment and workflow interruptions associated with change, particularly in a period of rising pressure to reduce costs in the marketplace.

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

      IF OUR SYSTEMS OR THE INTERNET EXPERIENCE SECURITY BREACHES OR ARE OTHERWISE PERCEIVED TO BE INSECURE, OUR BUSINESS COULD SUFFER. A security breach could damage our reputation or result in liability. We retain and transmit confidential information, including patient health information. Despite the implementation of security measures, our infrastructure or other systems that we interface with, including the Internet, may be vulnerable to physical break-ins, hackers, improper employee or contractor access, computer viruses, programming errors, attacks by third parties or similar disruptive problems. Any compromise of our security, whether as a result of our own systems or systems that they interface with, could reduce demand for our services.

      OUR PRODUCTS PROVIDE APPLICATIONS THAT RELATE TO PATIENT MEDICATION HISTORIES AND TREATMENT PLANS. Any failure by our products to provide and maintain accurate, secure and timely information could result in product liability claims against us by our clients or their affiliates or patients. We maintain insurance that we believe currently is adequate to protect against claims associated with the use of our products, but there can be no assurance that our insurance coverage would adequately cover any claim asserted against us. A successful claim brought against us in excess of our insurance coverage could have a material adverse effect on our results of operations, financial condition and/or business. Even unsuccessful claims could result in the expenditure of funds in litigation, as well as diversion of management time and resources. Certain of our products are subject to compliance with the Health Insurance Portability And Accountability Act Of 1996 (HIPAA). Failure to comply with HIPAA may have a material adverse effect on our business.

      GOVERNMENT REGULATION OF HEALTHCARE AND HEALTHCARE INFORMATION TECHNOLOGY IS IN A PERIOD OF ONGOING CHANGE AND UNCERTAINTY THAT CREATES RISKS AND CHALLENGES WITH RESPECT TO OUR COMPLIANCE EFFORTS AND OUR BUSINESS STRATEGIES. The healthcare industry is highly regulated and is subject to changing political, regulatory and other influences. Federal and state legislatures and agencies periodically consider programs to reform or revise the United States healthcare system. These programs may contain proposals to increase governmental involvement in healthcare or otherwise change the environment in which healthcare industry participants operate. Particularly, compliance with HIPAA and related regulations are causing the healthcare industry to incur substantial costs to change its procedures. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our products and services. Although we expect these regulations to have the beneficial effect of spurring adoption of our software products, we cannot predict with any certainty what impact, if any, these and future healthcare reforms might have on our business. Existing laws and regulations also could create liability, cause us to incur additional costs or restrict our operations. The effect of HIPAA on our business is difficult to predict and there can be no assurance that we will adequately address the business risks created by the HIPAA. We may incur significant expenses relating to compliance with HIPAA. Furthermore, we are unable to predict what changes to HIPAA, or the regulations issued pursuant to HIPAA, might be made in the future or how those changes could affect our business or the costs of compliance with HIPAA.

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

      SOME OF OUR PRODUCTS AND SERVICES WILL NOT BE WIDELY ADOPTED UNTIL BROADBAND CONNECTIVITY IS MORE GENERALLY AVAILABLE. Some of our products and services and planned services require a continuous broadband connection between the physician's office or other healthcare provider facilities and the Internet. The availability of broadband connectivity varies widely from location to location and even within a single geographic area. The future availability of broadband connections is unpredictable and is not within our control. While we expect that many physicians' offices and other healthcare provider facilities will remain without ready access to broadband connectivity for some period of time, we cannot predict how long that will be. Accordingly, the lack of these broadband connections will continue to place limitations on the number of sites that are able to utilize our Internet-based products and services and the revenue we can expect to generate form those products and services.

      COMPLIANCE WITH LEGAL AND REGULATORY REQUIREMENTS WILL BE CRITICAL TO LIFERAMP'S OPERATIONS, IF ANY. If we, directly or indirectly through our subsidiaries, erroneously disclose information that could be confidential and/or protected health information, we could be subject to legal action by the individuals involved, and could possibly be subject to criminal sanctions. In addition, if LifeRamp is launched and fails to comply with applicable insurance and consumer lending laws, states could bring actions to enforce statutory requirements, which could limit its business practices in such states, including, without limitation, limiting or eliminating its ability to charge or collect interest on its loans or related fees, or limit or eliminate its ability to secure its loans with its borrowers' life insurance policies. Any such actions, if commenced, would have a material and adverse impact on LifeRamp's business, operations and financial condition.

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

      AS OF AUGUST 11, 2004, WE HAD 200,691,217 OUTSTANDING SHARES OF COMMON STOCK AND 58,205,107 SHARES OF COMMON STOCK RESERVED FOR ISSUANCE UPON THE EXERCISE OF OPTIONS, WARRANTS, AND SHARES OF OUR CONVERTIBLE PREFERRED STOCK AND CONVERTIBLE DEBENTURES OUTSTANDING ON SUCH DATE. Most of these shares will be immediately saleable upon exercise or conversion under registration statements we have filed with the SEC. The exercise prices of options, warrants or other rights to acquire common stock presently outstanding range from $0.01 per share to $4.97 per share. During the respective terms of the outstanding options, warrants, preferred stock and other outstanding derivative securities, the holders are given the opportunity to profit from a rise in the market price of our common stock, and the exercise of any options, warrants or other rights may dilute the book value per share of our common stock and put downward pressure on the price of our common stock. The existence of the options, conversion rights, or any outstanding warrants may adversely affect the terms on which we may obtain additional equity financing. Moreover, the holders of such securities are likely to exercise their rights to acquire common stock at a time when we would otherwise be able to obtain capital on terms more favorable than could be obtained through the exercise or conversion of such securities.

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

      INVESTORS IN OUR SECURITIES MAY SUFFER DILUTION. The issuance of shares of common stock or shares of common stock underlying warrants, options or preferred stock or convertible notes will dilute the equity interest of existing stockholders and could have a significant adverse effect on the market price of our common stock. The sale of common stock acquired at a discount could have a negative impact on the market price of our common stock and could increase the volatility in the market price of our common stock. In addition, we may seek additional financing which may result in the issuance of additional shares of our common stock and/or rights to acquire additional shares of our common stock. The issuance of our common stock in connection with such financing may result in substantial dilution to the existing holders of our common stock. Those additional issuances of common stock would result in a reduction of your percentage interest in our company.

      HISTORICALLY,   OUR  COMMON  STOCK  HAS  EXPERIENCED   SIGNIFICANT   PRICE
FLUCTUATIONS. One or more of the following factors influence these fluctuations:

             o unfavorable announcements or press releases relating to the technology sector;

             o regulatory, legislative or other developments affecting us or the healthcare industry generally;

             o conversion of our preferred stock and convertible debt into common stock at conversion rates based on then current market prices or discounts to market prices of our common stock and exercise of options and warrants at below current market prices;

             o sales by those financing our company through convertible securities the underlying common stock of which have been registered with the SEC and may be sold into the public market immediately upon conversion; and

             o  market  conditions  specific  to  technology  and  internet
             companies,   the   healthcare   industry  and  general  market
             conditions.

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

         WE MAY HAVE TO LOWER PRICES OR SPEND MORE MONEY TO COMPETE EFFECTIVELY AGAINST COMPANIES WITH GREATER RESOURCES THAN OURS, WHICH COULD RESULT IN LOWER REVENUES. The eventual success of our products in the marketplace will depend on many factors, including product performance, price, ease of use, support of industry standards, competing technologies and customer support and service. Given these factors we cannot assure you that we will be able to compete successfully. For example, if our competitors offer lower prices, we could be forced to lower prices which could result in reduced or negative margins and a decrease in revenues. If we do not lower prices we could lose sales and market share. In either case, if we are unable to compete against our main competitors, which include established companies with significant financial resources, we would not be able to generate sufficient revenues to grow our company or reverse our history of operating losses. In addition, we may have to increase expenses to effectively compete for market share, including funds to expand our infrastructure, which is a capital and time intensive process. Further, if other companies choose to aggressively compete against us, we may have to increase expenses on advertising, promotion, trade shows, product development, marketing and overhead expenses, hiring and retaining personnel, and developing new technologies. These lower prices and higher expenses would adversely affect our operations and cash flows.

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

      In light of the significant uncertainties inherent in the forward-looking information included in this report, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans of our company will be achieved.

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

REVENUE RECOGNITION

      We recognize revenue from service contracts relating to our OnRamp division as services are performed, provided that the following revenue recognition criteria are met:

      -     Persuasive evidence of an arrangement exists
      -     Service is provided
      -     The fee is fixed and determinable
      -     Collectibility is probable

SOFTWARE AND TECHNOLOGY COSTS

      We incur costs for software research and development efforts. Such costs primarily include payroll, employee benefits and other headcount-related costs associated with product development. Technological feasibility for our software products is reached shortly before the products are released commercially. Costs incurred after technological feasibility is established are not material, and accordingly, we expense all software and technology costs as incurred.

SEGMENT INFORMATION

      We follow SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes standards for reporting and displaying certain information about reportable segments. As a result of our acquisition of certain assets of OnRamp, as of November 10, 2003, we manage and evaluate our operations in two reportable segments: Technology and Professional Services. The Professional Services segment consists of the OnRamp business which derives revenues from two distinct customer bases, medical and commercial, however, management concentrates on the performance of each segment as a whole. The accounting policies of the reportable segments are the same as described in the summary of significant accounting policies. Management evaluates performance based on revenues and operating profit (loss). We had only one reportable segment during the first two quarters of 2003.

GOODWILL

      Goodwill represents acquisition costs in excess of the fair value of net tangible assets of businesses purchased. In conjunction with our adoption of SFAS No. 142, Goodwill and Other Intangible Assets, we evaluate our goodwill annually for impairment, or earlier if indicators of potential impairment exist. The determination of whether or not goodwill or other intangible assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the value of the reporting units. Changes in our strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of intangible assets. We will continue to evaluate our goodwill for impairment on an annual basis or sooner if indicators of potential impairment exist.

LONG-LIVED ASSETS

      We review our long-lived assets, including our property and equipment and our intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Term Assets. We look primarily to the undiscounted future cash flows in our assessment of whether or not long-lived assets have been impaired.

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


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2004 TO THE THREE MONTHS ENDED JUNE 30, 2003

      REVENUES - Total revenues for the three months ended June 30, 2004 increased to $423,000, as compared to no revenues in 2003. The increase was primarily due to our acquisition of OnRamp, which contributed $362,000 in 2004. HealthRamp revenues for the 2004 period totaled $61,000, as compared to no revenues in 2003. Substantially all of this amount was earned from a distribution partner in connection with marketing our product to a targeted group of physicians.

      EXPENSES - Total operating expenses for the three months ended June 30, 2004 were $8.5 million, compared to $2.5 million for the six months ended June 30, 2003, an increase of $6 million.

      Software and technology costs increased $1.0 million, or 125%, from the three months ended June 30, 2003, to $1.8 million. The increase is due to the growth in personnel, including our recently formed engineering and quality assurance groups, totaling $650,000, increases in consulting and travel related costs of $50,000, as well as higher technology tools and communication costs of $300,000.

      Selling, general and administrative expenses increased $5.0 million, or 297%, from the three months ended June 30, 2003, to $6.7 million. The increase relates in part to operating expenses of OnRamp, which was acquired in November 2003, of approximately $426,000 and expenses incurred by the Company in the period relating to the development of LifeRamp of approximately $894,000. The remainder of the increase in the 2004 period over the 2003 period is primarily attributable to the following: increased salaries and related costs for sales, marketing, customer care, executive and administrative personnel of approximately $1.0 million, non-cash compensation charges of $700,000, increased legal and professional fees of approximately $620,000, $700,000 for computer and office supplies and related costs, $127,000 for expansion of the marketing and sales departments, severance costs of $151,000 and increased advertising and promotion costs of approximately $70,000.

      OTHER INCOME (EXPENSE) for the three months ended June 30, 2004 were $(528,000), compared to $(131,000) for the quarter ended June 30, 2003, an increase of $397,000. The increase is due to financing costs incurred in the 2004 period relating to our financing transactions.

      As a result of the financings mentioned above, the three months ended June 30, 2004 was impacted by a disproportionate deemed dividend totaling $698,000, caused by the modification of warrants held by certain warrant holders and the issuance of additional shares of common stock to previous investors, to induce these investors to exercise their warrants and continue to invest in future periods..

      As a result of the above factors, the net loss applicable to our common shareholders for the three months ended June 30, 2004 increased to $9.3 million, as compared to $2.6 million in 2003.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2004 TO THE SIX MONTHS ENDED JUNE 30, 2003

      REVENUES - Total revenues for the six months ended June 30, 2004 increased to $803,000, or 364%, as compared to $173,000 in 2003. The increase was primarily due to our acquisition of OnRamp, which contributed $703,000 in 2004. HealthRamp revenues for the 2004 period totaled $100,000, as compared to $173,000 in 2003. Approximately 88 percent of this amount was earned from a distribution partner in connection with marketing our product to a targeted group of physicians. The revenues in 2003 were in connection with prior software customization agreements with third parties.

      EXPENSES - Total operating expenses for the six months ended June 30, 2004 were $15.4 million, compared to $5.1 million for the six months ended June 30, 2003, an increase of $10.3 million.

      Software and technology costs increased $1.8 million, or 155%, from the six months ended June 30, 2003, to $3.0 million. The increase is due to the growth in personnel, including our recently formed engineering and quality assurance groups, totaling $900,000, increases in consulting and travel related costs of $240,000, as well as higher technology tools and communication costs of $708,000.

      Selling, general and administrative expenses increased $8.6 million, or 228%, from the six months ended June 30, 2003, to $12.3 million. The increase relates in part to operating expenses of OnRamp, which was acquired in November 2003, of approximately $842,000 and expenses incurred by the Company in the period relating to the development of LifeRamp of approximately $1.8 million. The remainder of the increase in the 2004 period over the 2003 period is attributable to the following: increased salaries and related costs for sales, marketing, customer care, executive and administrative personnel of approximately $1.9 million, severance costs of $151,000, non-cash compensation charges of $700,000, increased legal and professional fees of approximately $800,000, $400,000 relating to increased rent and lease abandonment costs; $950,000 for computer and office supplies and related costs, $356,000 for expansion of the marketing and sales departments, and increased advertising and promotion costs of approximately $700,000, including our television advertisement campaign.

      In June 2004, the Company implemented a reduction in force and salary reduction program, pursuant to which 41 employees were terminated and some of the remaining employees agreed to accept, during the six-month period ending November 30, 2004, in lieu of a portion of their base salaries, a retention bonus equal to an individually negotiated multiple of the amount of their reduction in pay, payable in the form of shares of our Common Stock, but only if they remained employed on November 30, 2004. The realization of savings resulting from the reduction in workforce and compensation is expected to be evident beginning in the third quarter of 2004.

      OTHER INCOME (EXPENSE) for the six months ended June 30, 2004 were $(542,000), compared to $(126,000) for the period ended June 30, 2003, an increase of $416,000. The increase is due to financing costs incurred in the 2004 period relating to our financing transactions.

      As a result of the financings mentioned above, the six months ended June 30, 2004 was impacted by a disproportionate deemed dividend totaling $841,000, caused by the modification of warrants held by certain warrant holders and the issuance of additional shares of common stock to previous investors, to induce these investors to exercise their warrants and continue to invest in future periods.

      As a result of the above factors, the net loss applicable to our common shareholders for the six months ended June 30, 2004 increased to $16.0 million, as compared to $6.2 million in 2003.

GOODWILL AND OTHER LONG-LIVED ASSETS

      Under Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, the Company reviews its goodwill for impairment at least annually, or more frequently whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. During the second quarter and into the third quarter of 2004, there was a significant decrease in the Company's market capitalization. In light of this development, the Company is presently re-evaluating the goodwill balances of each of its reporting units, specifically Ramp and OnRamp, to determine whether any impairment charges are required to be recorded under generally accepted accounting principles. Although the market capitalization of the Company as a whole at June 30, 2004 exceeded the aggregate net worth of the Company, the analysis required under generally accepted accounting principles is to be done by reporting unit. Therefore, the Company intends on hiring an outside valuation firm to assist in the analysis, and should it be determined that goodwill of one or both reporting units is impaired, the Company will record an impairment charge upon such determination.

      In July 2004 the Company decided to indefinitely delay LifeRamp's continued development and commencement of operations until adequate funding is obtained or other strategic alternative measures can be implemented by the Company. There can be no assurance that the Company will secure financing on favorable terms necessary to fund LifeRamp's proposed business model, that the necessary regulatory approvals will be obtained or that the business, if commenced, will be cash flow positive or profitable. If the Company is not successful in obtaining funding for LifeRamp or other strategic alternatives are not implemented, the Company will be required to re-evaluate the carrying value of the long-lived assets associated with LifeRamp's operations (including fixed assets and lease obligations which total approximately $400,000) for impairment.

LIQUIDITY AND CAPITAL RESOURCES

      We had $166,000 in cash as of June 30, 2004 compared to $1,806,000 as of December 31, 2003. The net working capital deficit was $(7,375,000) as of June 30, 2004 compared to a deficit of $(1,098,000) as of December 31, 2003.

      During the six months ended June 30, 2004, we made capital expenditures to purchase property and equipment of $875,000. During the period we raised proceeds of approximately $9,322,000 from financing activities; reflecting $5,513,000 from the issuance of our preferred and common stock, net of offering costs, $1,650,000 from the issuance of promissory notes and $2,293,000 from the exercise of options and warrants. Partially offsetting this were payments of debt and notes payable of $134,000.

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

      We expect to continue to experience losses in the near term, until such time that our technologies can be successfully deployed with physicians to produce revenues. The continuing deployment, marketing and the development of the merged technologies will depend on our ability to obtain additional financing. We have not generated any significant revenue to date from this technology. We are currently funding operations through the sale of common stock, and there are no assurances that additional investments or financings will be available as needed to support the development and deployment of merged technologies. The need for us to obtain additional financing is acute and failure to obtain adequate financing could result in lost business opportunities, the sale of our company at a distressed price or may lead to the financial failure of our company.

      We are currently funding our operations now through the sale of our securities, and continued to do so in the six months ended June 30, 2004. In order to raise funds, the Company has typically issued deeply discounted securities in terms of beneficial conversion prices of, and/or additional warrants issued with, the underlying securities. Under our financing agreements, when we sell securities convertible into our common stock we are required to register those securities so that the holder will be free to sell them in the open market. There can be no assurance that additional investments or financings will be available to us on favorable terms, or at all, as needed to support the development and deployment of our technology. Failure to obtain such capital on a timely basis could result in lost business opportunities, the sale of our technology at a distressed price or the financial failure of our Company. See "FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS".

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We do not hold or engage in transactions with market risk sensitive instruments.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      Our management, including our chief executive officer and chief financial officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2004, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Our auditors, BDO Seidman, LLP, have advised us that, under standards established by the American Institute of Certified Public Accountants ("AICPA"), reportable conditions involve matters that come to the attention of auditors that relate to significant deficiencies in the design or operation of internal controls of an organization that, in the auditors' judgment, could adversely affect the organization's ability to record, process, summarize and report financial data consistent with the assertions of management in the consolidated financial statements.

      The Company has taken steps and has a plan to correct the material weaknesses. Progress was made in both the first and second quarters, however BDO Seidman, LLP has advised our management and our Audit Committee that, in BDO Seidman, LLP's opinion, there were reportable conditions during 2003, some of which persisted through the six months ended June 30, 2004, which constituted material weaknesses in internal control. More specifically, our accounting staffing, records and controls were insufficient to identify and record all accounting entries necessary to reflect our financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States, and prepare financial reports in compliance with the rules and regulations of the SEC. In particular, there were numerous accounting errors and misapplications of accounting principles generally accepted in the United States, due in large measure, to the absence of a chief financial officer or other individual with the appropriate experience and background to handle accounting and financial reporting matters arising from the complexity of a number of our transactions. However, BDO Seidman, LLP has advised the Audit Committee that these conditions were considered in determining the nature, timing, and extent of the procedures performed for the audit of our financial statements as of and for the year ended December 31, 2003 and the SAS 100 review of our financial statements for the quarterly periods ended March 31, and June 30, 2004, and that these conditions did not affect its audit report dated April 4, 2004 with respect to our financial statements as of and for the year ended December 31, 2003, which includes an explanatory paragraph indicating that our recurring losses from operations and working capital deficit raise substantial doubt about our ability to continue as a going concern.

      As a result of the material weaknesses described above, our management, including our current chief executive officer and current chief financial officer, has determined that our disclosures controls and procedures were inadequate as of December 31, 2003 and June 30, 2004.
See "FORWARD LOOKING STATEMENTS AND ASSOCIATED RISKS" under Item 2 of this report and Changes in Internal Control Over Financial Reporting below for actions being taken by management to date to improve the Company's internal controls and procedures.

Changes in Internal Control

During the period covered by this report, we have made the following changes in our controls and procedures which we believe have resulted in significant improvements:

      - Management reassigned certain tasks among the expanded accounting department, as well as existing administrative personnel to perform ministerial accounting functions, to improve and better accomplish bookkeeping, recordkeeping and other accounting functions.

      - We commenced a search for new position of Vice President Finance, which position was filled on August 2, 2004. The new Vice President Finance will be wholly dedicated to the areas of internal control, financial accounting and reporting.

      - The review and sign off on all monthly bank reconciliations by the chief financial officer has been instituted.

      - The review of all underlying agreements, contracts and financing arrangements prior to execution for accounting ramifications has already been undertaken by the chief financial officer to the extent possible.

      - We strengthened certain controls over cash disbursements, including adopting a policy that requires dual signatures of two senior officers, at least one of whom is not involved in a transaction, on disbursements in excess of $10,000.

      - We implemented a policy requiring attendance by outside counsel at all Board and Audit Committee meetings, including the timely preparation of minutes of such meetings and reports to management to discuss our implementation of any plans to address conditions constituting the material weaknesses in its internal controls.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On May 28, 2004, the Company, as sub-subtenant, received written notice (the "Notice") from Clinton Group, Inc., as subtenant and sub-sublandlord ("Clinton") stating, in relevant part, that the Company is in default under that certain Agreement of Sublease (the "Sublease"), dated as of April 15, 2004, by and between Clinton and the Company for the premises located at on the 31st Floor at 55 Water Street, New York, New York as a result of the following: (i) the Company's failure to deliver the first month's rent and the security deposit payable under the Sublease, and (ii) the Company's failure to cooperate with Clinton to obtain written consent to the Sublease by each of New Water Street Corp., as landlord, and Lynch, Jones & Ryan, Inc., as tenant and sub-landlord. The Notice stated Clinton intends to pursue all legal rights and remedies available to it under the laws of the State of New York and Clinton reserves all rights with respect thereto. On or about July 16, 2004, Clinton, as plaintiff, filed a summons and complaint against the Company, as defendant, with the Supreme Court of the State of New York, County of New York (Index No. 110371) alleging, among other things, breach of the Sublease for non-payment of the security deposit and one month's rent. The summons and complaint has not yet been served upon the Company and an answer is not yet due. Clinton seeks repossession of the premises, damages for non-payment of rent in the sum of $128,629, additional damages under the Sublease through the date of trial for the remainder of the term of the Sublease, plus interest and attorneys' fees. The Company has been engaged in good faith settlement discussions with Clinton. If a settlement cannot be agreed upon, the Company believes it has good and meritorious defenses and/or counterclaims to the claims made by Clinton and intends to vigorously defend against any and all claims made by Clinton.

      From time to time, the Company is involved in claims and litigation that arise out of the normal course of business. Except as set forth herein, there are no pending matters that in management's judgment may be considered potentially material to us.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      None during the quarter ended June 30, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A. EXHIBITS

10.1 Amendment No. 1 dated as of June 1, 2004 to Executive Employment Agreement dated as of November 17, 2003 between the Company and Mitchell
       M. Cohen.

10.2 Amendment No. 1 dated as of June 1, 2004 to Executive Employment Agreement dated as of October 1, 2003 between the Company and Louis Hyman.

10.3 Executive Employment Agreement dated as of June 1, 2004 between the Company and Andrew Brown.

10.4 Promissory Note dated May 19, 2004 in the principal amount of $1,000,000 issued by the Company in favor of Canon Ventures Limited.

10.5 Promissory Note dated June 14, 2004 in the principal amount of $400,000 issued by the Company in favor of Canon Ventures Limited.

10.6 Promissory Note dated June 28, 2004 in the principal amount of $250,000 issued by the Company in favor of Canon Ventures Limited.

31.1 Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

B.    REPORTS ON FORM 8-K DURING THE QUARTER REPORTED ON:

1. Current Report on Form 8-K filed April 1, 2004, under Item 9 reporting the issuance of a press release reporting the Registrant's recent filings with the SEC and other developments.

2. Current Report on Form 8-K filed May 7, 2004, under Item 9 regarding the issuance of press releases on May 6 and May 7, 2004 regarding the registrant's new wholly-owned subsidiary, LifeRamp Family Financial, Inc. ("LifeRamp"); Heather Urich as National Spokesperson for LifeRamp; Susan Boucher as Senior Vice President for Advocacy and Public Relations for LifeRamp; and retaining of Shattuck Hammond Partners as the investment banker and financial advisor in the structuring and capitalization of LifeRamp.

3. Current Report on Form 8-K filed June 9, 2004, under Item 5 regarding audited financial statements and pro forma information of The Duncan Group, Inc. d/b/a / Frontline Physicians Exchange ("Frontline"). The acquisition of substantially all of the assets of Frontline has been previously announced by the Registrant.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, and the undersigned has also signed in his capacity as principal financial officer of the Registrant.


Dated: August 16, 2004


                                          Ramp Corporation

                                          (Registrant)



                                          /s/ Mitchell M. Cohen
                                          ---------------------
                                          Mitchell M. Cohen
                                          Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION
-----------    -----------

*10.1 Amendment No. 1 dated as of June 1, 2004 to Executive Employment Agreement dated as of November 17, 2003 between the Company and Mitchell M. Cohen.
*10.2 Amendment No. 1 dated as of June 1, 2004 to Executive Employment Agreement dated as of October 1, 2003 between the Company and Louis Hyman.
*10.3 Executive Employment Agreement dated as of June 1, 2004 between the Company and Andrew Brown.
*10.4 Promissory Note dated May 19, 2004 in the principal amount of $1,000,000 issued by the Company in favor of Canon Ventures Limited.
*10.5 Promissory Note dated June 14, 2004 in the principal amount of $400,000 issued by the Company in favor of Canon Ventures Limited.
*10.6 Promissory Note dated June 28, 2004 in the principal amount of $250,000 issued by the Company in favor of Canon Ventures Limited.
*31.1 Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2 Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32 Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   filed herewith