Form 10-Q
period 2004-09-30
RAMP CORP
filed 2004-11-15
CIK 890784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition  period from  ___________ to  ______________

Commission File Number: 024768
                        ------

                                Ramp Corporation
                                ----------------

               (Exact name of issuer as specified in its charter)


         Delaware                                         84-123311
-------------------------------            -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

          33 Maiden Lane, New York, New York                        10038
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


      [X] Yes     [ ] No

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

      [ ] Yes     [X] No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 3, 2004.


Common Stock, $0.001 par value                          283,191,587
------------------------------                       ----------------
            Class                                    Number of Shares

                                Ramp Corporation
                                      INDEX
                                      -----

Part I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets as of September 30, 2004 (Unaudited) and December 31, 2003

Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003

Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003

Notes to Unaudited Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Controls and Procedures

Part II. Other Information

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 6.  Exhibits

Signatures

Index to Exhibits

                                     PART I


Item 1.  Financial Statements


                                          Ramp Corporation (formerly Medix Resources, Inc.)
                                                     Consolidated Balance Sheets


                                                                                                   September 30,        December 31,
                                                                                                       2004                 2003
                                                                                                    --------------------------------
                                                                                                    (Unaudited)
                                               Assets

Current assets
        Cash                                                                                     $     386,000        $   1,806,000
        Accounts receivable                                                                            304,000              182,000
        Unamortized debt issuance costs                                                                251,000                 --
        Prepaid expenses and other                                                                     161,000              321,000
                                                                                                 -----------------------------------
                                Total current assets                                                 1,102,000            2,309,000
                                                                                                 -----------------------------------

Non-current assets
        Property and equipment, net                                                                    730,000              731,000
        Security deposits                                                                              254,000              398,000
        Goodwill                                                                                     1,605,000            4,853,000
        Other intangible assets, net                                                                    52,000            1,382,000
                                                                                                 -----------------------------------
                              Total non-current assets                                               2,641,000            7,364,000
                                                                                                 -----------------------------------
                                   Total assets                                                  $   3,743,000        $   9,673,000
                                                                                                 ===================================

                        Liabilities and Stockholders' Equity (Deficit)

Current liabilities
        Convertible promissory notes net of debt discount of $910,000                            $   5,210,000        $        --
        Promissory notes and current portion of long term debt                                         153,000              232,000
        Accounts payable                                                                             2,545,000              847,000
        Accounts payable - related parties                                                                --                261,000
        Accrued expenses                                                                             4,363,000            2,067,000
        Deferred revenue                                                                               143,000                 --
                                                                                                 -----------------------------------
                              Total current liabilities                                             12,414,000            3,407,000
                                                                                                 -----------------------------------

Long-term debt, net of current portion and
        debt discount of $143,000 and $169,000                                                          57,000              269,000

                          Commitments and contingencies
                          Stockholders' equity (deficit)

        1996 Preferred stock, 10% cumulative convertible, $1 par value,
        488 shares authorized, 155 shares issued, 1 share outstanding,
        liquidation preference $10,000 plus accrued and unpaid dividends                                  --                   --
        2003 Series A convertible stock, $1 par value, 3,200 shares authorized,
        3,112 shares issued and outstanding at December 31, 2003                                          --                  3,000
        Common stock, $0.001 par value, 400,000,000 shares authorized,
        239,398,443 and 145,244,392 issued and outstanding at September 30, 2004
        and December 31, 2003, respectively                                                            239,000              145,000
Deferred compensation                                                                                 (246,000)             (86,000)
Additional paid-in capital                                                                          98,465,000           78,303,000
Accumulated deficit                                                                               (107,186,000)         (72,368,000)
                                                                                                 -----------------------------------
                        Total stockholders' equity (deficit)                                        (8,728,000)           5,997,000
                                                                                                 -----------------------------------
                                                                                                 $   3,743,000        $   9,673,000
                                                                                                 ===================================


                                     See notes to unaudited consolidated financial statements.


                                    Ramp Corporation (formerly Medix Resources, Inc.)
                                     Unaudited Consolidated Statements of Operations


                                                               For the Three Months               For the Nine Months
                                                                Ended September 30,               Ended September 30,
                                                     ------------------------------------------------------------------
                                                                2004            2003            2004             2003
                                                     ------------------------------------------------------------------
Revenues                                                     $ 94,000         $ 1,000       $ 194,000        $ 174,000

Costs and expenses
 Software and technology costs                              1,850,000         789,000       4,884,000        1,980,000
 Selling, general and administrative expenses               5,410,000       4,134,000      16,909,000        7,899,000
 Costs associated with terminated acquisition                    --              --              --            142,000
                                                     ------------------------------------------------------------------
     Total operating expenses                               7,260,000       4,923,000      21,793,000       10,021,000
                                                     ------------------------------------------------------------------

Other income (expense)
 Other income                                                   5,000          24,000           8,000           42,000
 Interest expense                                             (74,000)       (162,000)        (87,000)        (171,000)
 Financing costs                                           (8,520,000)       (364,000)     (9,046,000)        (499,000)
                                                     ------------------------------------------------------------------
     Total other income (expense)                          (8,589,000)       (502,000)     (9,125,000)        (628,000)
                                                     ------------------------------------------------------------------
Loss from continuing operations                           (15,755,000)     (5,424,000)    (30,724,000)     (10,475,000)
                                                     ------------------------------------------------------------------

Loss from discontinued operations                             (29,000)           --          (174,000)            --
Loss on sale of discontinued operations                    (3,920,000)           --        (3,920,000)            --
                                                     ------------------------------------------------------------------
Loss from discontinued operations                          (3,949,000)              0      (4,094,000)               0
                                                     ------------------------------------------------------------------

   Net loss                                               (19,704,000)     (5,424,000)    (34,818,000)     (10,475,000)
                                                     ------------------------------------------------------------------
Disproportionate deemed dividend issued
  to certain warrant holders                                 (149,000)       (113,000)       (990,000)      (1,246,000)
                                                     ------------------------------------------------------------------
Net loss applicable to common stockholders               $(19,853,000)   $ (5,537,000)   $(35,808,000)    $(11,721,000)
                                                     ==================================================================

Net loss per share basic and diluted:
 Loss from continuing operations applicable
    to common stockholders                                    ($0.08)         ($0.06)         ($0.18)          ($0.14)
 Discontinued operations                                       (0.02)           0.00           (0.02)            0.00
                                                     ------------------------------------------------------------------
Net loss applicable to common stockholders                     ($0.10)         ($0.06)         ($0.20)          ($0.14)
                                                     ==================================================================

Basic and diluted weighted average
  common shares outstanding                               202,377,020      90,906,261     177,235,749       84,015,402

                                See notes to unaudited consolidated financial statements.


                                    Ramp Corporation (formerly Medix Resources, Inc.)
                                     Unaudited Consolidated Statements of Cash Flows


                                                                                              For the Nine Months
                                                                                              Ended September 30,
                                                                                     -----------------------------------
                                                                                           2004              2003
                                                                                     -----------------------------------
Cash flows from operating activities
     Net loss                                                                            $ (34,818,000)   $ (10,475,000)
     Adjustments to reconcile net loss to cash provided by
     (used in) operating activities:
         Loss on sale of discontinued operations                                             3,920,000             --
         Depreciation and amortization                                                         546,000           42,000
         Impairment of long-lived assets                                                       407,000             --
         Amortization of deferred issuance costs                                               144,000          318,000
         Common stock, options, warrants and promissory note
            issued for services, consulting and settlements                                  4,194,000          587,000
         Common stock, warrants and promissory note issued for
             interest and other financing costs, non-cash portion                            8,884,000          169,000
         Net changes in operating assets and liabilities                                     4,119,000        1,784,000
                                                                                     -----------------------------------
     Net cash used in operating activities                                                 (12,604,000)      (7,575,000)
                                                                                     -----------------------------------

Cash flows from investing activities:

     Net proceeds from sale of discontinued operations                                         449,000             --
     Purchase of property and equipment                                                       (810,000)         (93,000)
     Note receivable                                                                              --            (67,000)
     Business acquisition costs, net of cash acquired                                             --           (300,000)
                                                                                     -----------------------------------
     Net cash used in investing activities                                                    (361,000)        (460,000)
                                                                                     -----------------------------------

Cash flows from financing activities:
     Net proceeds from issuance of debt and notes payable                                    5,441,000        2,833,000
     Principal payments on debt and notes payable                                           (1,763,000)         (89,000)
     Proceeds from issuance of preferred and
       common stock, net of offering costs                                                   5,526,000        3,180,000
     Proceeds from the exercise of options and warrants                                      2,341,000          773,000
                                                                                     -----------------------------------
     Net cash provided by financing activities                                              11,545,000        6,697,000
                                                                                     -----------------------------------

Net decrease in cash                                                                        (1,420,000)      (1,338,000)
Cash, beginning of period                                                                    1,806,000        1,369,000
                                                                                     -----------------------------------
Cash, end of period                                                                          $ 386,000         $ 31,000
                                                                                     ===================================

See Notes 8-10 and 12 for discussion of non-cash investing activities for the nine months ended September 30 2004.


Non-cash  financing  activities  for the nine months ended  September  30, 2003:
   Issuance of 100,000 shares of $0.001 par value common stock valued at $48,000 along with cash of $300,000; the total being the purchase price of the ePhysician assets Issuance of warrants to placement agent valued at $215,000 in a private placement

            See notes to unaudited consolidated financial statements.

                Ramp Corporation (formerly Medix Resources, Inc.)

              Notes to Unaudited Consolidated Financial Statements


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods presented. They comply with Regulation S-X and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required under generally accepted accounting principles for complete financial statements. The consolidated balance sheet as of December 31, 2003 has been derived from the audited financial statements. The unaudited consolidated financial statements contained herein should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-K for the fiscal year ended December 31, 2003. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results for the entire fiscal year ending December 31, 2004 or for any other interim period in the fiscal year ending December 31, 2004.


      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced substantial recurring losses to date which raise substantial doubt about its ability to continue as a going concern. In addition, at September 30, 2004, the Company had a working capital deficit of $11,312,000. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management continues to pursue fund-raising activities, including private placements, to continue to fund the Company's operations until such time as revenues are sufficient to support operations. There can be no assurances that additional funds will be raised or that the Company will ever be profitable.

2.    GOODWILL AND OTHER INTANGIBLE ASSETS, NET

      Total goodwill at September 30, 2004, includes $1,605,000 related to the balance of goodwill acquired through the acquisition of Cymedix in 1998. The Company has tested the goodwill in accordance with SFAS 142 and has found no indication of impairment. The Company anticipates recording additional goodwill in the fourth quarter of 2004 as the result of its acquisition of Berdy Medical Systems, Inc. on October 22, 2004 - see note 13, Subsequent Events.

      In connection with the Company's acquisitions of ePhysician in March 2003, the Company recorded certain other intangible assets. At September 30, 2004, the Company's other intangible assets, net, consisted of the following:

                                             Accumulated
                                             -----------
                                    Cost     Amortization   Average useful lives
                                    ----     ------------   --------------------

Trade name and related marks      $50,000       $ 40,000           2 years
Customer-related intangibles       50,000         40,000           2 years
Software and other technology     150,000        118,000           2 years
                                  -------        -------
Total                            $250,000       $198,000
                                 --------       --------

      Amortization expense for continuing operations during the three and nine months ended September 30, 2004 was $31,000 and $94,000, respectively.

3.    DISCONTINUED OPERATIONS

      On September 30, 2004, the Company closed a transaction pursuant to a certain Asset Purchase Agreement (the "Asset Purchase Agreement"), dated as of September 29, 2004, by and between the Company, The Duncan Group, Inc.
("Duncan"), M. David Duncan (a former employee of the Company) and Nancy L. Duncan (a former Executive Vice President of the Company), to sell the assets of the Company previously acquired from Duncan on November 10, 2003 (including intellectual property, tangible personal property, accounts receivable, and other assets) related to the business of Duncan known as Frontline Physicians Exchange and Frontline Communications ("Frontline"). In accordance with the Asset Purchase Agreement, the Company agreed to sell all of the assets of the Company's Frontline division, now known as the OnRamp division, in consideration of (i) the Company's receipt of $500,000 in cash paid at closing; (ii) termination of the employment agreement between the Company and each of M. David Duncan and Nancy L. Duncan; (iii) release and discharge of the Company's obligations to Duncan under a certain Asset Purchase Agreement dated as of November 7, 2003, between the Company and Duncan (the "2003 Purchase
Agreement"), to issue Incentive Shares (as defined in the Asset Purchase Agreement) to Duncan; (iv) release and discharge of the Company's obligations to Duncan under the 2003 Purchase Agreement to pay Duncan a royalty equal to 15% of the gross revenue of the OnRamp business during 2003 and 2004 (of which $326,000 was accrued and unpaid as of September 30, 2004); and (v) release and discharge of the Company's obligations under the 2003 Purchase Agreement to pay Duncan any shortfall amount following the sale of certain shares of the Company's common stock by Duncan.

      The sale of OnRamp results in a loss of approximately $3.9 million. Goodwill of $3,357,000 was removed from the balance sheet in the sale of OnRamp. Absent the sale of OnRamp during the third quarter, the Company would likely have written down goodwill and other intangible assets associated with its OnRamp operations in response to changing business conditions during the third quarter. Since the sale of OnRamp was in fact consummated during the third quarter, the entire impact of OnRamp's operations have been reclassified to discontinued operations in the Company's financial statements for the three and nine-month periods ended September 30, 2004.

Revenues and loss from the discontinued OnRamp segment operations were as follows:

                                       Three Months Ended     Nine Months Ended
                                       September 30, 2004     September 30, 2004
                                       -----------------------------------------
Revenues                               $   379,000              $   1,081,000
Loss from discontinued operations          (29,000)                  (174,000)

4.    LIFERAMP FAMILY FINANCIAL, INC.

      In 2003, the Company formed a wholly-owned subsidiary, LifeRamp Family Financial, Inc. ("LifeRamp"), in Utah and commenced exploring the feasibility of using LifeRamp to commence a new business, making non-recourse loans to terminally ill cancer patients secured by their life insurance policies. In May 2004, the Company decided to proceed with the launch of LifeRamp and had previously retained Shattuck Hammond Partners as its investment banker and financial advisor in the structuring and capitalization of LifeRamp.

      During 2003 and for the first nine months of 2004, the Company invested approximately $1.1 million and $2.2 million in LifeRamp, respectively. In July 2004, the Company decided to indefinitely delay LifeRamp's continued development and commencement of operations until adequate funding is obtained or other strategic alternative measures could be implemented by the Company.

      In September 2004, the Company ceased all operations of LifeRamp and terminated the employment of the remaining employees and commenced vacating its office facilities in Texas and Utah. In connection with these lease abandonments, the Company recorded an accrual for expected losses on the leases equal to the present value of the remaining lease payments, net of reasonable sublease income, of approximately $73,000, which was recorded in the third quarter of 2004. In addition, the Company recorded an asset impairment charge of approximately $229,000 relating to the long-lived assets of LifeRamp (including fixed assets and leasehold improvements).

      The Company is continuing to explore strategic alternatives for the possible development of LifeRamp. There can be no assurance that the Company will find such a strategic alternative or that if one were found that the Company would be able to recoup a material portion of its investment in LifeRamp.

5.    REDUCTION IN WORK FORCE

      In June and September 2004, the Company implemented a reduction in work force and salary reduction program, pursuant to which 73 employees were terminated and, with respect to the June 2004 reduction in work force, some of the remaining employees agreed to accept, during the six-month period ending November 30, 2004, in lieu of a portion of their base salaries, a retention bonus equal to an individually negotiated multiple of the amount of their reduction in pay in the form of shares of common stock, payable only if they remained employed with us on November 30, 2004. Included in operating expenses for the three and nine months ended September 30, 2004 are non cash expenses of $1.2 million and $1.5 million, respectively, that have been accrued and will be paid in shares of common stock.

6.    EMPLOYMENT AND RETAINER AGREEMENTS

      On April 25, 2004, Darryl R. Cohen resigned as a director, Chairman and Chief Executive Officer and Andrew Brown, the Company's then current President, was appointed Chairman and Chief Executive Officer of the Company. In connection with Mr. Cohen's resignation, the Company recorded a compensation charge of approximately $15,000 related to accrued bonus and tax benefit on his restricted stock awards during the second quarter of 2004. Additionally, in the second quarter of 2004, the Company recorded a charge of approximately $400,000 with respect to the benefit Mr. Cohen received upon his termination as a result of the Company's having earlier accelerated the vesting of his stock-based awards, pursuant to a promissory note of the Company collateralized by the pledge of those shares. As a result of the terms of the agreement with Mr. Cohen, because the Company did not pay him the amounts due by August 30, 2004 the exercise price of all of his options to purchase 4,740,000 shares of common stock were reduced to $0.01. This modification resulted in a charge of $142,000 in the third quarter of 2004. As a result of the modification the Company will apply variable accounting to Mr. Cohen's options until they are exercised, cancelled or expire.

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

      In June 2004, the Company entered into amendments of its employment agreements with Louis Hyman, Chief Technology Officer, and Mitchell M. Cohen, former Chief Financial Officer, which provide that in the event that Mr. Hyman's or Mr. Cohen's employment is terminated within one year without cause after any person or group acquires more than 25% of the combined voting power of the Company's then outstanding Common Stock, all of his options will become fully vested and immediately exercisable and he will be paid an amount equal to twice his annual base salary and twice his bonus compensation received during the twelve months immediately preceding the date of termination of his employment; provided that if the change in control resulted from the sale of the Company for less than $31 million, the payments to Mr. Hyman and/or Mr. Cohen will be in amounts as described above in this paragraph as if the word "twice" had been deleted. Effective on September 8, 2004, Mr. Cohen resigned his position as the Company's Chief Financial Officer and his employment agreement was terminated.

      On October 12, 2004, the Company entered into an employment agreement with Ronald C. Munkittrick, Chief Financial Officer. Mr. Munkittrick will be paid an annual base salary of $195,000 provided, however, that Mr. Munkittrick has agreed to a salary reduction to $120,000 per annum through December 31, 2004 and a salary reduction to $150,000 per annum from January 1, 2005 through March 31, 2005. The employment agreement also provides that in the event that Mr. Munkittrick's employment is terminated within one year without cause after any person or group acquires more than 25% of the combined voting power of the Company's then outstanding Common Stock, all of his options and/or restricted stock awards will become fully vested and immediately exercisable and he will be paid an amount equal to twice his annual base salary and twice his bonus compensation that he was entitled to receive during the twelve months immediately preceding the date of termination of his employment; provided that if the change in control resulted from the sale of the Company for less than $31 million, the payments to Mr. Munkittrick will be in amounts as described above in this paragraph as if the word "twice" had been deleted.

      On May 25, 2004, the Company entered into retainer agreements with Steven Berger and Jeffrey Stahl, M.D., two independent directors. Pursuant to these agreements, each independent director was granted a five-year option to purchase 200,000 shares of the Company's common stock at an exercise price of $0.19 per share, and will be paid a quarterly fee of $7,500 in arrears, except that in the case of Dr. Stahl the quarterly payments due on August 25, 2004 and November 25, 2004 were paid in advance in the form of 78,947 performance shares of common stock, which will vest as to 50% on each of such dates. The Company has arrangements with Anthony Soich and Steven Shorr whereby each has been awarded options and will be paid quarterly fees on substantially similar terms as Mr. Berger and Dr. Stahl.

      In connection with the sale of OnRamp on September 30, 2004, Nancy Duncan's two-year employment agreement with the Company which provided that Ms. Duncan will be compensated at an annual salary of $140,000 was terminated. In connection with the sale of OnRamp, the employment relationship with M. David Duncan, previously employed by the Company at an annual salary of $140,000, was also terminated.

7.    PROMISSORY NOTES

      In May and June 2004 the Company issued an aggregate of $1,650,000 of promissory notes which bear interest at the prime rate plus 2%. The notes plus accrued interest were repaid on July 14, 2004 from the proceeds of the issuance of $4,200,000 of convertible promissory notes (see Note 8). In connection with investment advisory services, Richard Rosenblum and David Stefansky received an aggregate of 1,000,000 shares of the Company's unregistered common stock and 1,000,000 unregistered common stock purchase warrants at an exercise price of $0.18. The fair value of these issuances of $478,000 was recorded as debt issuance costs.

8.    CONVERTIBLE PROMISSORY NOTES AND RELATED TRANSACTIONS

      On July 14, 2004, the Company entered into a Note and Warrant Purchase Agreement (the "Note Purchase Agreement") with Cottonwood Ltd. and Willow Bend Management Ltd., each an accredited investor. Under the terms of the Note Purchase Agreement, the Company issued a convertible promissory note due January 14, 2005 in the aggregate principal amount of $2,100,000 to each of Cottonwood Ltd. and Willow Bend Management Ltd. Each promissory note is convertible into shares of common stock at an initial conversion price of $0.30 cents per share, or 7,000,000 shares of common stock. In addition, the Company issued to each of Cottonwood Ltd. and Willow Bend Management Ltd. warrants exercisable into 4,683,823 shares of common stock at an exercise price of $0.11 cents per share, warrants exercisable into 4,683,823 shares of common stock at an exercise price of $0.15 cents per share, warrants exercisable into 4,683,823 shares of common stock at an exercise price of $0.35 cents per share and warrants exercisable into 4,683,823 shares of common stock at an exercise price of $0.40 cents per share. The warrants have a term of one year. The issuance of the warrants along with convertible debt created a debt discount of $1,580,000 which is being amortized to financing expense over the six month term of the notes. In October 2004, the Company and the noteholders entered into an agreement with respect to lowering the exercise price of the warrants to $0.0325 - see Note 13, Subsequent Events.

      Redwood Capital Partners, Inc. acted as the Company's placement agent in connection with the Note Purchase Agreement. As compensation to Redwood for its services as placement agent and in addition to payment in cash of $320,000 to Redwood, the Company agreed to issue to Redwood warrants exercisable into 350,000 shares of common stock exercisable at $0.11 cents per share for a one year term, warrants exercisable into 350,000 shares of common stock exercisable at $0.15 cents per share for a one year term, warrants exercisable into 350,000 shares of common stock exercisable at $0.35 cents per share for a one year term and warrants exercisable into 350,000 shares of common stock exercisable at $0.40 cents per share for a one year term. The placement agent fees paid in cash and warrants were recorded as additional deferred financing costs in the third quarter, and are being amortized over the maturity of the related notes or upon the notes' conversion, if such conversion occurs earlier.

      On July 14, 2004, the Company entered into a Letter Agreement (the "Letter Agreement") with Hilltop Services, Ltd. ("Hilltop") in connection with the anti-dilution provisions contained in that certain Common Stock and Warrant Purchase Agreement, dated March 4, 2004, between Hilltop and the Company (the "Hilltop Agreement"). Under the terms of the Letter Agreement and in consideration for the waiver by Hilltop of its anti-dilution rights, the Company issued to Hilltop an additional 24,130,435 shares of common stock, a convertible promissory note in the aggregate principal amount of $1,920,000 convertible into shares of the Company's common stock at a conversion price of $0.30 cents per share, or 6,400,000 shares of common stock, and warrants exercisable into 4,282,354 shares of common stock at an exercise price of $0.11 cents per share, warrants exercisable into 4,282,354 shares of common stock at an exercise price of $0.15 cents per share, warrants exercisable into 4,282,354 shares of common stock at an exercise price of $0.35 cents per share and warrants exercisable into 4,282,354 shares of common stock at an exercise price of $0.40 cents per share. The warrants have a term of one year. In October 2004, the Company and Hilltop entered into an agreement with respect to lowering the exercise price of the warrants to $0.0325 - see Note 13, Subsequent Events. In connection with the above issuance of the common stock and warrants under the Hilltop agreement, two placement agents received an aggregate of 1,720,360 shares of the Company's Common Stock.

      The issuance of the additional shares of common stock, the convertible promissory note and the warrants to Hilltop resulted in non cash financing costs of approximately $7.3 million which were recorded in the third quarter of 2004. In addition, on the condition that the Hilltop warrants issued in March 2004 with respect to all of the 2,173,913 shares of Common Stock underlying such warrant was exercised and the aggregate exercise price of $2,174 was received by the Company within three (3) days from the date thereof, the exercise price with respect to all of the shares of common stock underlying the original Hilltop warrant issued in March 2004 then being exercised was reduced from $.80 cents per share to $.001 cent per share. This repricing resulted in a deemed dividend of $118,000 which was recorded in the third quarter of 2004.

9.    EQUITY TRANSACTIONS

      Stockholder Rights Plan

      On May 27, 2004 the Company adopted a stockholder rights plan (commonly known as a "poison pill") in order to deter possibly abusive tactics by a stockholder or group. The stockholder rights plan is set forth in a Rights Agreement dated May 27, 2004 between Ramp and Computershare Trust Company, Inc., as Rights Agent. The Rights Agreement provides for the distribution of one preferred share purchase right ("Right") on each share of Common Stock issued and outstanding as of the close of business on June 4, 2004. Initially the Rights will trade with the Common Stock and will not be represented by separate certificates. Each Right represents the right to purchase, for an exercise price of $40 per Right, one one-hundredth (1/100) share of Ramp Series B Participating Preferred Stock, par value $.001 per share, but will not be exercisable unless and until certain events occur.

      Option and Warrant Exercises

      During the three and nine months ended September 30, 2004, the Company received net proceeds of $51,000 and $2,341,000, respectively, from the exercise of stock options and warrants resulting in the issuance of 2,868,000 shares and 13,838,000 shares, respectively, of common stock. The exercise of warrants during the three months ended September 30, 2004 was the result of the modification of several warrants held by investors to induce them to exercise. In the comparable periods of 2003, the Company received proceeds of $50,000 and $773,000, respectively, from the exercise of stock options and warrants resulting in the issuance of 223,000 and 3,703,000 shares, respectively, of common stock.

      Company Purchase of Stock Options

      On April 14, 2004, Samuel H. Havens and David Friedensohn resigned as directors. In connection with the board members' resignations, their stock options were purchased by the Company and a related compensation charge of approximately $355,000 was recognized during the three months ended June 30, 2004.

      Contingent Warrants

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

      Warrant Modifications and Other Related Transactions

      During the first nine months of 2004, the Company modified certain warrants previously issued in connection with its Series C Preferred and other financing transactions. Warrants to exercise a total of approximately 400,000 shares were modified to extend the periods in which they could be exercised. Additionally, of this group of warrants, those representing approximately 8,783,266 shares were modified to reduce their exercise prices from a range of $0.82 to $0.30, to a new exercise price range of $0.40 to $0.001. These modifications were primarily made to increase the likelihood of the holders exercising such warrants. The Company has applied the modification principles in SFAS 123, using the Black-Scholes model to determine the value of these changes in warrants which resulted in recording deemed dividends totaling $149,000 and $654,000 for the three and nine months ended September 30, 2004, respectively.

      In connection with a settlement agreement with an existing investor, the Company issued approximately 1.3 million shares to this investor during the second quarter of 2004. The Company accounted for this as a disproportionate deemed dividend in the amount of $336,000 which increased the net loss applicable to common shareholders and basic and diluted net loss per share for the nine month period ended September 30, 2004.

      Private Placements

      In March 2004, the Company sold 10,869,565 shares of common stock to Hilltop at a purchase price of $0.46 per share, raising proceeds of $4,751,000, net of $249,000 in offering costs. In connection with the private placement, Hilltop also received a five-year warrant to purchase 2,173,913 shares of common stock at an exercise price of $0.80 per share. The Company also issued a five-year warrant to purchase 173,912 shares of common stock at $0.80 per share to a finder and five-year warrants to purchase an aggregate of 831,391 shares of our common stock at $0.80 per share to the placement agent and its affiliates for its services in the placement. In addition, finders and placement agents received an aggregate of 407,000 shares of the Company's common stock. The fair value of warrants and common stock issued to finders and placement agents was approximately $520,000. The investor has an anti-dilutive feature in the event the Company raises funds at a price of less than $0.46 per share (see Note 8 for discussion of events occurring in July 2004 regarding the issuance of additional shares of Common Stock, convertible promissory note, and warrants relating to this anti-dilutive feature, as well as the reduction in the exercise price of the warrant described above).

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

10.   STOCK OPTIONS

      During the third quarter of 2004, the Company issued to employees and directors options to purchase 560,000 shares of common stock at exercise prices ranging from $0.11 to $0.17. Such options were granted under the Company's 2003 Stock Incentive Plan. The weighted-average estimated grant date fair value, as defined by SFAS No. 123, Stock-Based Compensation, of options granted in the third quarter of 2004, was $0.11. The Company used the Black-Scholes option-pricing model to estimate the options' fair value by considering the following assumptions: the options exercise price and expected life, the underlying current market price of the stock and expected volatility, expected dividends and the risk free interest rate corresponding to the term of the option.

      The Company has adopted the disclosure-only provisions of SFAS No. 123 and continues to apply the accounting principles prescribed by APB No. 25 to its employee stock-based compensation awards. Had compensation cost for the Company's options issued to such employee been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, as amended by SFAS No. 148, the Company's net loss and basic loss per common share would have been changed to the pro forma amounts indicated below:


                                        --------------------------------------------------------------------------------
                                                     For the Three Months                    For the Nine Months
                                        --------------------------------------------------------------------------------
                                                     Ended September 30,                     Ended September 30,
                                        --------------------------------------------------------------------------------
                                                 2004                 2003               2004                2003

Net loss applicable to common                ($19,853,000)        ($5,537,000)       ($35,808,000)       ($11,721,000)
stockholders - as reported
Add back: Employee stock                           41,000                --                81,000                --
compensation expense as reported
Less: fair value of employee stock               (157,000)            (66,000)           (551,000)            (61,000)
compensation expense
Net loss applicable to common                ($19,969,000)        ($5,603,000)       ($36,278,000)       ($11,782,000)
stockholders - pro forma
Basic  and diluted loss per common                 ($0.10)             ($0.06)             ($0.20)             ($0.14)
share - as reported
Basic and diluted loss per common                  ($0.10)             ($0.06)             ($0.20)             ($0.14)
share - pro forma

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used:

                                               ---------------------------
                                                   For the Nine Months
                                                   Ended September 30,
                                               ---------------------------
                                                2004               2003
                                                ----               ----

Approximate risk free rate                       3.69%             2.25%
Average expected life                          5 years           5 years
Dividend yield                                      0%                0%
Volatility                                        118%              118%


11.   RELATED PARTY TRANSACTIONS

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

      On October 12, 2004, the Board of Directors of the Company appointed Ronald Munkittrick as Chief Financial Officer replacing Mitchell Cohen who resigned in September, 2004. Prior to the appointment, Mr. Munkittrick worked as a consultant to the Company's HealthRamp division beginning in June 2004. In exchange for his consulting services, Mr. Munkittrick was paid a total of approximately $56,000 and received warrants to purchase 75,000 shares of the Company's common stock an exercise price of $ 0.25 per share.

12.   COMMITMENTS AND CONTINGENCIES

      From time to time, the Company is involved in claims and litigation that arise out of the normal course of business. Currently, other than as discussed below, there are no pending matters that in management's judgment are expected to have a material impact on the Company's financial statements.

      On June 3, 2003 two former executive officers, John Prufeta and Patricia Minicucci commenced an action against the Company by filing a Complaint in the Supreme Court of the State of New York for Nassau County (Index No. 03-008576) in which they alleged that the Company breached separation agreements entered into in December 2002 with each of them, and that the Company failed to repay amounts loaned by Mr. Prufeta to the Company. Mr. Prufeta sought approximately $395,000 (including a loan of $120,000) and Ms. Minicucci sought approximately $222,000. The Complaint was served on July 23, 2003. On July 15, 2003, the Company paid in full the $120,000 so loaned together with interest, without admitting the claimed default. On February 2, 2004, the Supreme Court of the State of New York for Nassau County issued an order for partial summary judgment in favor of Ms. Minicucci for the unpaid severance obligations of $138,064. The Company made severance payments to both former executives through May 2004 but due to capital constraints has not made any payments since then. The Company is continuing negotiations with the plaintiffs to settle the dispute amicably. The amounts payable to Mr. Prufeta and Ms. Minicucci are included in accrued expenses in the accompanying balance sheet as of September 30, 2004.

      In February 2004 the Company relocated its executive offices (under a sublease that expires on June 29, 2008) to 33 Maiden Lane, New York, New York. By stipulation the Company has surrendered the premises located at 410 Lexington Avenue. In connection with this lease abandonment, the Company recorded an accrual for expected losses on the lease equal to the present value of the remaining lease payments, net of reasonable sublease income, of approximately $168,000, which was recorded in the first quarter of 2004 in selling, general and administrative expenses in the accompanying statements of operations. During the second quarter of 2004 the Company revised its estimate of the expected lease loss and recorded an additional accrual of $60,000. In addition, the Company's landlord agreed to offset the Company's security deposit of $130,000 in satisfaction of a portion of the amounts due under the lease. The remaining obligation to the landlord is included in accrued expenses in the Company's balance sheet as of September 30, 2004.

      On or about July 16, 2004, Clinton Group, Inc., as plaintiff and sub sub-landlord, filed a summons and complaint against the Company, as defendant, with the Supreme Court of the State of New York, County of New York (Index No. 110371) alleging, among other things, breach of an alleged sublease agreement for non-payment of the security deposit and one month's rent for the premises located at 55 Water Street, New York, New York. In the summons and complaint, Clinton sought repossession of the premises, damages for non-payment of rent in the sum of $128,629.16, additional damages under the sublease through the date of trial for the remainder of the term of the Sublease, plus interest and attorney's fees. On August 20, 2004, the Company entered into a Settlement Agreement and Release with Clinton pursuant to which, in full settlement of, and release from, any and all claims against the Company by Clinton relating to the alleged sublease, the Company agreed to pay to Clinton, an accredited investor,
(i) the amount of $75,000 in cash, (ii) the amount of $150,000 due upon the earlier of the one year anniversary of the agreement or upon the Company's raising an aggregate of $5,000,000 in gross proceeds from third party investors, and (iii) issue to Clinton 1,150,000 shares of common stock. The issuance of the common stock, promissory note and cash payment resulted in a settlement expense of $343,000 which was recorded in the third quarter.

      In the second quarter of 2004 the Company decided to vacate its office facilities in Florida. In connection with this lease abandonment, the Company recorded an accrual for expected losses on the lease equal to the present value of the remaining lease payments, net of reasonable sublease income, of approximately $83,000, which was recorded in the second quarter of 2004 in selling, general and administrative expenses in the accompanying statements of operations. During the third quarter of 2004 the Company revised its estimate of the expected lease loss and recorded an additional accrual of $195,000.

      In June 2004, the Company's former law firm commenced and action against the Company by filing a complaint in the Supreme Court of the State of New York for the county of New York (Index No. 108499/04) in which they alleged we breached our retainer agreement by failing to pay $435,280 for legal services allegedly performed. The Company believes it has valid defenses and/or counter claims which the Company intends to vigorously pursue.

      In the third quarter of 2004, the Company ceased all remaining operations of its wholly-owned subsidiary, LifeRamp - see Note 4, LifeRamp Family Financial, Inc.

13.   SUBSEQUENT EVENTS

      In October 2004, the Company entered into a letter agreement with two of its existing convertible noteholders, Willow Bend Management Ltd. and Cottonwood Ltd., with respect to the reduction of the exercise price of outstanding warrants to purchase an aggregate of 37,470,584 shares of common stock, par value $.001 per share ("Common Stock"), from prices ranging from $0.11 to $0.40, to $.0325 cents per share. In connection with the exercise of warrants to purchase an aggregate of 25,262,096 shares of common stock, the noteholders agreed to a reduction of principal amount of outstanding notes in the aggregate amount of $571,000 and to pay cash proceeds to the Company in the aggregate amount of $250,000. The reduction in the exercise prices of the warrants will be recorded as deemed dividends in the fourth quarter.

      In October 2004, the Company entered into a letter agreement with an existing convertible noteholder, Hilltop Services Ltd., with respect to the reduction of the exercise price of outstanding warrants to purchase an aggregate of 17,129,416 shares of Common Stock, from prices ranging from $0.11 to $0.40, to $.0325 cents per share. In connection with the exercise of warrants to purchase an aggregate of 12,631,048 shares of Common Stock, the noteholder agreed to a reduction of the principal amount of outstanding notes in the aggregate amount of $410,509. The reduction in the exercise prices of the warrants will be recorded as deemed dividends in the fourth quarter.

      On October 18, 2004 the Company distributed a proxy to its shareholders to vote for three proposals at the annual meeting to be held on November 18, 2004. The proposals include the election of two directors, approval of an amendment to the Company's Restated Certificate of Incorporation to effect a reverse stock split of the Company's Common Stock at a ratio of one (1) for sixty (60), and to approve the Company's 2005 Stock Incentive Plan.

      On October 22, 2004, the Company completed a transaction pursuant to an asset purchase agreement with Berdy Medical Systems, Inc. ("Berdy") for the purchase of the tangible and intangible assets of Berdy. The purchase price consisted of an aggregate amount of $400,000 payable through the issuance of restricted shares of the Company's common stock, par value $.001. In addition, Berdy shall receive five (5%) percent of maintenance fees collected in connection with the SmartClinic electronic medical records system business purchased by the Company over a two-year period pursuant to the terms and conditions of an escrow agreement. In connection with the closing, each of Berdy's principal executive officers, Jack Berdy, MD and Mr. Rick Holtmeier have entered into employment agreement with Ramp's wholly-owned subsidiary HealthRamp, Inc., on terms and conditions agreed upon by both parties.

      On October 29, 2004, the Company issued to Oakwood Financial Services, LLC, a secured convertible promissory note in the principal amount of $50,000 bearing interest at the rate of ten percent (10.0%) per annum, due January 25, 2005, convertible at the option of the holder, into shares of the Company's common stock at a conversion price of $.02 cents per share. Interest is payable in cash. Additionally, the Company issued to Oakwood a warrant to purchase
2,500,000 shares of the registrant's common stock at an exercise price of $.03 cents per share. Oakwood may exercise the warrant at any time through October 29, 2009. The Company is obligated to register for resale the shares of common stock issuable upon conversion of the note and upon exercise of the warrant on a registration statement filed with the Securities and Exchange Commission on or before December 31, 2004. In addition, on November 10, 2004 the Company received a loan in the amount of $150,000 from an investor.

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

      On September 30, 2004, we closed a transaction pursuant to a certain Asset Purchase Agreement, dated as of September 29, 2004, by and between the Company, The Duncan Group, Inc. ("Duncan"), M. David Duncan and Nancy L. Duncan, to sell the assets of the Company previously acquired from Duncan on November 10, 2003 (including intellectual property, tangible personal property, accounts receivable, and other assets) related to the business of Duncan known as Frontline Physicians Exchange and Frontline Communications ("Frontline"). In accordance with the Asset Purchase Agreement, the Company agreed to sell all of the assets of the Company's Frontline division, now known as the OnRamp division, in consideration of (i) the Company's receipt of $500,000 in cash paid at closing; (ii) termination of the employment agreement between the Company and each of M. David Duncan and Nancy L. Duncan; (iii) release and discharge of the Company's obligations to Duncan under that certain Asset Purchase Agreement dated as of November 7, 2003, between the Company and Duncan (the "2003 Purchase Agreement"), to issue Incentive Shares (as defined in the Asset Purchase Agreement) to Duncan; (iv) release and discharge of the Company's obligations to Duncan under the 2003 Purchase Agreement to pay Duncan a royalty equal to 15% of the gross revenue of the OnRamp business during 2003 and 2004 (of which $326,000 was accrued and unpaid as of June 30, 2004); and (v) release and discharge of the Company's obligations under the 2003 Purchase Agreement to pay Duncan any shortfall amount following the sale of certain shares of the Company's common stock by Duncan. The sale of OnRamp results in a loss of approximately $3.9 million.

      The sale of OnRamp is part of refocusing the Company's financial resources and management efforts on its core HealthRamp operations. The company believes that focusing on HealthRamp's long-term potential and evolving opportunities is in the best interest of its stockholders.

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

      During 2003 and for the first nine months of 2004 the Company invested approximately $1.1 million and $2.2 million in LifeRamp, respectively. In July 2004 the Company decided to indefinitely delay LifeRamp's continued development and commencement of operations until adequate funding is obtained or other strategic alternative measures could be implemented by the Company. In September 2004 the Company ceased all operations of LifeRamp and terminated the employment of the remaining employees and commenced vacating its office facilities in Texas and Utah. In connection with these lease abandonments, the Company recorded an accrual for expected losses on the leases equal to the present value of the remaining lease payments, net of reasonable sublease income, of approximately $73,000, which was recorded in the third quarter of 2004. In addition, the Company recorded an asset impairment charge of approximately $229,000 relating to the long-lived assets of LifeRamp (including fixed assets and leasehold improvements). The Company is continuing to explore strategic alternatives for the possible development of LifeRamp. There can be no assurance that the Company will find such a strategic alternative or that if one were found that the Company would be able to recoup a material portion of its investment in LifeRamp.

Forward-Looking Statements and Associated Risks

      To the extent that any statements made in this Form 10-Q contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as "expects," "plans," "will," "may," "anticipates", "believes," "should," "intends," "estimates," and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation, our ability to raise capital to finance the development of our Internet services and related software, the effectiveness, profitability and the marketability of those services, our ability to protect our proprietary information and to retain and expand our user base, the establishment of an efficient corporate operating structure as we grow and, other risks detailed from time-to-time in our filings with the Securities and Exchange Commission ("SEC"). We do not intend to undertake any obligation to publicly update any forward-looking statements.

      We have reported significant recurring net losses applicable to common shareholders which endanger our viability as a going concern and caused our accountants to issue a "going concern" explanatory paragraph in their reports in connection with their audits of our financial statements for the years ended December 31, 2003, 2002 and 2001. We have reported net losses applicable to common stockholders of $(31,321,000), $(9,014,000) and $(10,636,000) for the
years ended December 31, 2003, 2002 and 2001, respectively, and $(35,808,000) for the nine months ended September 30, 2004. At September 30, 2004, we had an accumulated deficit of $(107,186,000).

      We rely on investments and financings to provide working capital which may not be available to us in the future and may result in increased net losses and accumulated deficit. While we believe that we can continue to sell our securities to raise the cash needed to continue operating until cash flow from operations can support our business, there can be no assurance that this will occur. There can be no assurance that additional investments in our securities or other debt or equity financings will be available to us on favorable terms, or at all, to adequately support the development and deployment of our technology. Moreover, failure to obtain such capital on a timely basis could result in lost business opportunities. In addition, the terms of our debt or equity financings have included, and in the future may include, contingent anti-dilution provisions and the issuance of warrants, the accounting for which have resulted, and for future financings may result, in significant non-cash increases in our net losses and accumulated deficit. Such non cash expenses totaled $8.5 million and $9.0 million for the three and nine months ended September 30, 2004, respectively.

      While the Company believes that it has the ability to successfully attract new customers, the ultimate deployment of these new customers frequently requires up front capital. There can be no assurance that the Company will obtain that capital. In recent months the Company has not obtained sufficient capital to meet its obligations and as a result has not been able to pay its vendors on a timely basis and is significantly in arrears in making such payments. While the Company has been working with its creditors to make arrangements to satisfy its obligations, there can be no assurance that it will be able to do so and as a result may be subject to litigation or disruption in its business operations.

      Our  independent   registered  public  accounting  firm  has  advised  our
management and our Audit Committee that there were material weaknesses in our internal controls and procedures during fiscal year 2003, which management believes have continued through the fiscal period ended September 30, 2004. The Company has taken steps and has a plan to correct the material weaknesses. Progress was made in the first three quarters of 2004; however, management believes that if these material weaknesses are not corrected, a potential misapplication of generally accepted accounting principles or potential accounting error in our consolidated financial statements could occur. Enhancing our internal controls to correct the material weaknesses has and will result in increased costs to us.

      Based upon management's review of internal controls and procedures, our management, including our current chief executive officer and current chief financial officer, has determined that we had inadequate controls and procedures constituting material weaknesses as of December 31, 2003 which persisted during the first three quarters of fiscal year 2004. These inadequate controls and procedures included:

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

      Our management has implemented and continues to implement  enhancements to
our  internal   controls  and  procedures  that  it  believes  will  remedy  the inadequacies in our internal controls and procedures.

      The following sets forth the steps we have taken through the fiscal period ended September 30, 2004:

      - In November 2003, we hired a permanent chief financial officer with public company reporting experience. This chief financial officer resigned in September 2004 and was replaced in October 2004.

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

      - In August 2004 we hired a Vice President of Finance who will be wholly dedicated to the areas of internal control, financial accounting and reporting.

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

      - We strengthened certain controls over expense authorization and imposed financial oversight on all expenditure decisions.

      - We implemented a policy requiring attendance by outside counsel at all Board and Audit Committee meetings, including the timely preparation of minutes of such meetings and reports to management to discuss our implementation of any plans to address conditions constituting the material weaknesses in its internal controls.

      - We have implemented and intend on implementing the following plans to enhance our internal controls in the fiscal quarter ending September 30, 2004 and in subsequent fiscal periods:

      -     The addition of the new Vice  President  Finance (hired on August 2,
            2004) has allowed further redistribution of responsibilities among the expanded accounting department and, more specifically, provide the chief financial officer with the necessary time to perform oversight and supervisory functions in future periods. This includes timely review of all underlying agreements, contracts and financing arrangements, expense reports, entries to the general ledger and periodic filings with the Securities and Exchange Commission.

      - Our implementation of formal mechanized month-end, quarter-end and year-end closing and consolidation processes.

      - In July 2004 we appointed two additional independent directors to serve on our Audit Committee.

      - As a result of the resignation of our chief financial officer in September 2004, we have hired Ronald C. Munkittrick as our new chief financial officer, effective October 12, 2004.

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

      The success of the development, distribution and deployment of our technology is dependent to a significant degree on our key management and technical personnel. We believe that our success will also depend upon our ability to attract, motivate and retain highly skilled, managerial, sales and marketing, and technical personnel, including software programmers and systems architects skilled in the computer languages in which our technology operates. Competition for such personnel in the software and information services industries is intense. On October 18, 2004 the Company distributed a proxy to its shareholders requesting approval of the Company's 2005 Stock Incentive Plan. Should the plan not be approved it could have a detrimental effect on employee retention. The loss of key personnel, or the inability to hire or retain qualified personnel, could have a material adverse effect on our results of operations, financial condition or business.

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

      We may not be able to retain our listing on the American Stock Exchange. On September 13, 2004, we received a written notice (the "Notice") from the American Stock Exchange (the "Amex") informing us, in relevant part, that we are not in compliance with (i) Section 1003(a)(i) of the Amex rules as a result of our stockholder's equity less than $2,000,000 and losses from continuing operations and/or net losses in two out of three of its three most recent fiscal years, (ii) Section 1003(a)(ii) of the Amex rules as a result of our stockholder's equity of less than $4,000,000 and losses from continuing operations and/or net losses in three out of its four most recent fiscal years,
(iii) Section 1003(a)(iv) of the Amex rules whereby, as a result of our substantial sustained losses in relation to our overall operations or our existing financial resources, or our impaired financial condition, it appears questionable, in the opinion of Amex, as to whether we will be able to continue operations and/or meet our obligations as they mature, and (iv) Section 1003(f)(v) of the Amex rules as a result of our common stock selling for a substantial period at a low price per share. The Notice is not a notice of delisting from the Amex or a notice by Amex to initiate delisting proceedings.

      Specifically, the Notice provides that, in order to maintain the listing of our common stock, we must submit a plan to the Amex by October 14, 2004 (extended by the AMEX to October 21, 2004), advising Amex of the action we have taken, or the action we will take, to bring us into compliance with the continued listing standards of the Amex within a maximum of eighteen months from the date the Notice was received. On October 20, 2004, the Company timely submitted its plan to the AMEX which is currently under review. Amex will accept our plan if we provide a reasonable demonstration of an ability to regain compliance with the continued listing standards within such eighteen month period. If our plan is accepted, we will be able to maintain our listing on the Amex during the plan period for up to eighteen months, subject to periodic review by Amex to determine whether we are making progress in accordance with our plan. Our management intends to timely provide Amex with our plan to achieve compliance with all Amex listing criteria within such eighteen month period and believes we will be able to maintain our Amex listing at all times during such eighteen month period however, there can be no assurance that we will be able to maintain our Amex listing throughout such eighteen month period.

      Subject to our right of appeal of any Amex staff determination, Amex may initiate delisting proceedings, as appropriate, if (i) we do not submit a plan,
(ii) our plan is not accepted, (iii) we do not make progress consistent with the plan during the plan period, or (iv) we are not in compliance with the continued listing standards at the conclusion of the plan period.

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

      Although we have focused our business on healthcare connectivity, we may decide to explore new business models before our core business generates cash flow, if at all. Until feasibility is proven for any such new business models some of our scarce resources may be allocated to endeavors which may never be commercialized.

      The success of our products and services in generating revenue may be subject to the quality and completeness of the data that is generated and stored by the physician or other healthcare professionals and entered into our interconnectivity systems, including the failure to input appropriate or accurate information. Failure of the Company and its vendors to maintain the quality and completeness of the data or unwillingness by the healthcare professional to generate the required information may result in our losing revenue.

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

      Government regulation of healthcare and healthcare information technology is in a period of ongoing change and uncertainty that creates risks and challenges with respect to our compliance efforts and our business strategies. The healthcare industry is highly regulated and is subject to changing political, regulatory and other influences. Federal and state legislatures and agencies periodically consider programs to reform or revise the United States healthcare system. These programs may contain proposals to increase governmental involvement in healthcare or otherwise change the environment in which healthcare industry participants operate. Particularly, compliance with HIPAA and related regulations are causing the healthcare industry to incur substantial costs to change its procedures. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our products and services. Although we expect these regulations to have the beneficial effect of spurring adoption of our software products, we cannot predict with any certainty what impact, if any, these and future healthcare reforms might have on our business. Existing laws and regulations also could create liability, cause us to incur additional costs or restrict our operations. The effect of HIPAA on our business is difficult to predict and there can be no assurance that we will adequately address the business risks created by the HIPAA. We may incur significant expenses relating to compliance with HIPAA. Furthermore, we are unable to predict what changes to HIPAA, or the regulations issued pursuant to HIPAA, might be made in the future or how those changes could affect our business or the costs of compliance with HIPAA. In addition, changes in Medicare and Medicaid regulations could have an adverse effect on the operations and future prospects of our CarePoint business operations.

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

      Although the Company has ceased operations at its LifeRamp subsidiary, Compliance with legal and regulatory requirements will be critical to LifeRamp's operations should the Company in the future elect to restart the operations. If we, directly or indirectly through our subsidiaries, erroneously disclose information that could be confidential and/or protected health information, we could be subject to legal action by the individuals involved, and could possibly be subject to criminal sanctions. In addition, if LifeRamp is launched and fails to comply with applicable insurance and consumer lending laws, states could bring actions to enforce statutory requirements, which could limit its business practices in such states, including, without limitation, limiting or eliminating its ability to charge or collect interest on its loans or related fees, or limit or eliminate its ability to secure its loans with its borrowers' life insurance policies. Any such actions, if commenced, would have a material and adverse impact on LifeRamp's business, operations and financial condition.

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

      Litigation or regulatory proceedings may be necessary to protect our intellectual property rights, such as the scope of our patent. Such litigation and regulatory proceedings are very expensive and could be a significant drain on our resources and divert resources from product development. There is no assurance that we will have the financial resources to defend our patent rights or other intellectual property from infringement or claims of invalidity

      We also rely upon unpatented proprietary technology and no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to or disclose our proprietary technology or that we can meaningfully protect our rights in such unpatented proprietary technology. No assurance can be given that efforts to protect such information and techniques will be successful. The failure to protect our intellectual property could have a material adverse effect on our operating results, financial position and business.

      As of November 3, 2004, we had 283,191,587 outstanding shares of common stock and 77,023,713 shares of common stock reserved for issuance upon the exercise of options, warrants, and shares of our convertible preferred stock and convertible debentures outstanding on such date, leaving 39,784,700 shares available for future issuance. Most of these shares will be immediately saleable upon exercise or conversion under registration statements we have filed with the SEC. The exercise prices of options, warrants or other rights to acquire common stock presently outstanding range from $0.01 per share to $4.97 per share. During the respective terms of the outstanding options, warrants, preferred stock and other outstanding derivative securities, the holders are given the opportunity to profit from a rise in the market price of our common stock, and the exercise of any options, warrants or other rights may dilute the book value per share of our common stock and put downward pressure on the price of our common stock. The existence of the options, conversion rights, or any outstanding warrants may adversely affect the terms on which we may obtain additional equity financing. Moreover, the holders of such securities are likely to exercise their rights to acquire common stock at a time when we would otherwise be able to obtain capital on terms more favorable than could be obtained through the exercise or conversion of such securities.

      On October 18, 2004 the Company distributed a proxy to its shareholders requesting approval of an amendment to the Company's Restated Certificate of Incorporation to effect a reverse stock split of the Company's Common Stock at a ratio of one (1) for sixty (60). The Board of Directors believes that it is necessary and desirable to reduce the number of outstanding shares of Common Stock through a reverse split, thereby increasing the number of shares of Common Stock available for issuance to investors in a capital raising transaction and to ensure that the Company has a sufficient number of shares of Common Stock issuable upon the exercise of all outstanding options and warrants, including shares which will be reserved for issuance under its stock incentive plans. If the reverse split is not approved, the low market price of the Company's common stock together with the limited number of shares available for future issuance would make it difficult to raise additional capital.

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

Revenue Recognition

      We recognize revenue from subscription and other fees as services are performed, provided that the following revenue recognition criteria are met: - Persuasive evidence of an arrangement exists - Service is provided - The fee is fixed and determinable - Collectibility is probable

Software and Technology Costs

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

Segment Information

      We follow SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes standards for reporting and displaying certain information about reportable segments. As a result of our sale of certain assets of OnRamp, as of September 30, 2004, we manage and evaluate our operations in one reportable segment: Technology.

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

RESULTS OF OPERATIONS

      In June and September 2004, the Company implemented a reduction in work force and salary reduction program, pursuant to which 73 employees were terminated and, with respect to the June 2004 reduction in work force, some of the remaining employees agreed to accept, during the six-month period ending November 30, 2004, in lieu of a portion of their base salaries, a retention bonus equal to an individually negotiated multiple of the amount of their reduction in pay in the form of shares of common stock, payable only if they remained employed with us on November 30, 2004. Included in operating expenses for the three and nine months ended September 30, 2004 are non cash expenses of $1.2 million and $1.5 million, respectively, that have been accrued and will be paid in shares of common stock.


Comparison of the three months ended September 30, 2004 to the three months ended September 30, 2003

      Revenues - Total revenues from continuing operations for the three months ended September 30, 2004 increased to $94,000, as compared to $1,000 in 2003. Substantially all of this amount was earned from a distribution partner in connection with marketing our product to a targeted group of physicians pursuant to an agreement, the initial phase of which ended in August 2004.

      Expenses - Total operating expenses for the three months ended September 30, 2004 were $7.3 million, compared to $4.9 million for the three months ended September 30, 2003, an increase of $2.4 million.

      Software and technology costs increased $1.1 million, or 134%, from the three months ended September 30, 2003, to $1.8 million. The increase is due to the growth in personnel, including $469,000 relating to the six month retention bonus program that commenced in June 2004 and $700,000 higher salaries and wages including our engineering and quality assurance groups, which were formed in December 2003 and the second quarter of 2004, respectively.

      Selling, general and administrative expenses increased $1.3 million, or 31%, from the three months ended September 30, 2003, to $5.4 million. The increase is due to offsetting factors which are summarized as follows: (a) increases in expenses of approximately $3.1 million relating primarily to: non cash expenses of approximately $1.1 million relating to the reduction in the value of stock previously issued to vendors, consultants and employees for services rendered, $689,000 relating to the six month retention bonus program that commenced in June 2004, $600,000 increase in total rent expense including lease abandonment charges of $346,000, $339,000 increase in legal and professional fees, and 314,000 relating to asset impairment charges, offset in part by (b) reductions in expenses of approximately $1.9 million relating primarily to reductions in salaries and wages of $0.8 million, advertising expenses of $545,000, and consulting fees of $121,000.

      Other income (expense) for the three months ended September 30, 2004 were $(8.6 million), compared to $(502,000) for the quarter ended September 30, 2003, an increase of $8,087,000. The increase is primarily due to financing costs incurred in July 2004 relating to additional issuances of debt and equity instruments in connection with the anti-dilutive provisions of our March 2004 financing transactions and debt issuance costs relating to the issuance of warrants along with convertible promissory notes which is being amortized over the six month term of the notes.

      The  three  months  ended   September   30,  2004  reflects  a  loss  from
discontinued operations of $3.9 million relating to the sale of OnRamp on September 30, 2004 and its operating loss for the three months. Goodwill of $3,357,000 was removed from the balance sheet in the sale of OnRamp.

      The three months ended September 30, 2004 was impacted by disproportionate deemed dividends totaling $149,000, caused by the modification of warrants held by certain warrant holders, to induce these investors to exercise their warrants and continue to invest in future periods.

      As a result of the above factors, the net loss applicable to our common shareholders for the three months ended September 30, 2004 increased to $19.9 million, as compared to $5.5 million in 2003.

Comparison of the nine months ended September 30, 2004 to the nine months ended September 30, 2003

      Revenues - Total revenues for the nine months ended September 30, 2004 increased to $194,000, or 11%, as compared to $174,000 in 2003. Approximately 84 percent of the 2004 amount was earned from a distribution partner in connection with marketing our product to a targeted group of physicians pursuant to an agreement, the initial phase of which ended in August 2004. The revenues in 2003 were in connection with prior software customization agreements with third parties.

      Expenses - Total operating expenses for the nine months ended September 30, 2004 were $21.8 million, compared to $10.0 million for the nine months ended September 30, 2003, an increase of $11.8 million.

      Software and technology costs increased $2.9 million, or 147%, from the nine months ended September 30, 2003, to $4.9 million. The increase is due to the growth in personnel, including $498,000 relating to the six month retention bonus program that commenced in June 2004, approximately $700,000 attributable to our engineering and quality assurance groups, which were formed in December 2003 and the second quarter of 2004, respectively, $420,000 relating to higher consulting and travel related costs and $1.4 million relating to technology tools and communication costs.

      Selling, general and administrative expenses increased $9.0 million, or 114%, from the nine months ended September 30, 2003, to $16.9 million. The increase relates in part to operating expenses incurred by the Company in the period relating to the development of LifeRamp of approximately $2.1 million. The remainder of the increase in the 2004 period over the 2003 period is attributable primarily to the following: increased salaries and related costs for sales, marketing, customer care, executive and administrative personnel of approximately $1.5 million (including non-cash compensation charges of $1.4 million), $1.1 million relating to the six month retention bonus program that commenced in June 2004, non cash expenses totaling $1.1 million relating to the reduction in the value of stock previously issued to vendors, consultants and employees for services rendered, increased legal and professional fees of approximately $1.4 million, $701,000 relating to increased rent and lease abandonment costs; asset impairment charges of $314,000, $365,000 for expansion of the marketing and sales departments, and increased advertising and promotion costs of approximately $153,000.

      Other income (expense) for the nine months ended September 30, 2004 were $(9.1 million), compared to $(0.6 million) for the period ended September 30, 2003, an increase of $8.5 million. The increase is primarily due to financing costs incurred in July 2004 relating to additional issuances of debt and equity instruments in connection with the anti-dilutive provisions of our March 2004 financing transactions and debt issuance costs relating to the issuance of warrants along with convertible promissory notes which is being amortized over the six month term of the notes.

      The nine months ended September 30, 2004 reflects a loss from discontinued operations of $4.1 million relating to the sale of OnRamp on September 30, 2004 and its operating loss for the nine months. Goodwill of $3,357,000 was removed from the balance sheet in the sale of OnRamp.

      The nine months ended September 30, 2004 was impacted by disproportionate deemed dividends totaling $1.0 million, caused by the modification of warrants held by certain warrant holders and the issuance of additional shares of common stock to previous investors, to induce these investors to exercise their warrants and continue to invest in future periods.

      As a result of the above factors, the net loss applicable to our common shareholders for the nine months ended September 30, 2004 increased to $35.8 million, as compared to $11.7 million in 2003.

Liquidity and Capital Resources

      We had $386,000 in cash as of September 30, 2004 compared to $1,806,000 as of December 31, 2003. The net working capital deficit was $(11,312,000) as of September 30, 2004 compared to a deficit of $(1,098,000) as of December 31, 2003.

      During the nine months ended September 30, 2004, we made capital expenditures to purchase property and equipment of $810,000. During the period we raised net proceeds of approximately $11.5 million from financing activities; reflecting $5.5 million from the issuance of our preferred and common stock, net of offering costs, $1.65 million from the issuance of promissory notes, $4.2 million from the issuance of convertible promissory notes and $2.3 million from the exercise of options and warrants. Partially offsetting this were payments of debt and notes payable of $1.8 million.

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

      We expect to continue to experience losses in the near term, until such time that our technologies can be successfully deployed with physicians to produce revenues. The continuing deployment, marketing and the development of our technologies will depend on our ability to obtain additional financing. We have not generated any significant revenue to date from this technology. We are currently funding operations through the sale of common stock, and there are no assurances that additional investments or financings will be available as needed to support the development and deployment of merged technologies. The need for us to obtain additional financing is acute and failure to obtain adequate financing could result in lost business opportunities, the sale of our company at a distressed price or may lead to the financial failure of our company.

      We are currently funding our operations through the sale of our securities, and continued to do so in the nine months ended September 30, 2004. In order to raise funds, the Company has typically issued deeply discounted securities in terms of beneficial conversion prices of, and/or additional warrants issued with, the underlying securities. Under our financing agreements, when we sell securities convertible into our common stock we are required to register those securities so that the holder will be free to sell them in the open market. There can be no assurance that additional investments or financings will be available to us on favorable terms, or at all, as needed to support the development and deployment of our technology. Failure to obtain such capital on a timely basis could result in lost business opportunities, the sale of our technology at a distressed price or the financial failure of our Company. See "Forward Looking Statements and Associated Risks".

      The following table summarizes, as of September 30, 2004, the general timing of future payments under our outstanding loan agreements, lease agreements that include noncancellable terms, and other long-term contractual obligations.


                                             PAYMENTS DUE BY PERIOD
                     TOTALS         2004          2005          2006         2007        THEREAFTER
                     ------         ----          ----          ----         ----        ----------
Promissory note     $  150,000                $  150,000

Convertible debt     6,320,000                 6,120,000                                 $ 200,000

Operating leases     2,388,000    $216,000       614,000      $558,000     $490,000        510,000
                    ==========    ========    ==========      ========     ========      =========

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      We do not hold or engage in transactions with market risk sensitive instruments.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      Our management, including our chief executive officer and chief financial officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2004, pursuant to Exchange Act Rules 13a-15(e) and 15(d)-15(e). Our auditors, BDO Seidman, LLP, have advised us that, under standards established by the American Institute of Certified Public Accountants ("AICPA"), reportable conditions involve matters that come to the attention of auditors that relate to significant deficiencies in the design or operation of internal controls of an organization that, in the auditors' judgment, could adversely affect the organization's ability to record, process, summarize and report financial data consistent with the assertions of management in the consolidated financial statements.

      BDO Seidman, LLP has advised our management and our Audit Committee that, in BDO Seidman, LLP's opinion, there were reportable conditions during 2003, some of which persisted throughout the first three quarters of 2004, which constituted material weaknesses in internal control. The Company has taken steps and has a plan to correct the material weaknesses. More specifically, our accounting staffing, records and controls were insufficient to identify and record all accounting entries necessary to reflect our financial position, results of operations and cash flows in accordance with generally accepted accounting principles in the United States, and prepare financial reports in compliance with the rules and regulations of the SEC. In particular, there were numerous accounting errors and misapplications of accounting principles generally accepted in the United States, due in large measure, to the absence of a chief financial officer or other individual with the appropriate experience and background to handle accounting and financial reporting matters arising from the complexity of a number of our transactions. However, BDO Seidman, LLP has advised the Audit Committee that these conditions were considered in determining the nature, timing, and extent of the procedures performed for the audit of our financial statements as of and for the year ended December 31, 2003 and the SAS 100 review of our financial statements for the quarterly periods ended March 31, June 30 and September 30, 2004, and that these conditions did not affect its audit report dated April 4, 2004 with respect to our financial statements as of and for the year ended December 31, 2003, which includes an explanatory paragraph indicating that our recurring losses from operations and working capital deficit raise substantial doubt about our ability to continue as a going concern.

      Based upon management's review of our internal controls and procedures, our management, including our current chief executive officer and current chief financial officer, has determined that we had inadequate controls and procedures constituting material weaknesses as of December 31, 2003 which persisted during the first three quarters of fiscal year 2004. Our management has implemented and continues to implement potential enhancements to our internal controls and procedures that it believes will remedy the inadequacies in our internal controls and procedures.

      The following sets forth the steps we have taken through the fiscal period ended September 30, 2004:

      - In November 2003, we hired a permanent chief financial officer with public company reporting experience. This chief financial officer resigned in September 2004 and was replaced in October 2004.

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

      - In August 2004 we hired a Vice President of Finance who will be wholly dedicated to the areas of internal control, financial accounting and reporting.

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

      - We strengthened certain controls over expense authorization and imposed financial oversight on all expenditure decisions.

      - We implemented a policy requiring attendance by outside counsel at all Board and Audit Committee meetings, including the timely preparation of minutes of such meetings and reports to management to discuss our implementation of any plans to address conditions constituting the material weaknesses in its internal controls.

      We have implemented and intend on implementing the following plans to enhance our internal controls in the fiscal quarter ending September 30, 2004 and in subsequent fiscal periods:

      -     The addition of the new Vice  President  Finance (hired on August 2,
            2004) has allowed further redistribution of responsibilities among the expanded accounting department and, more specifically, provide the chief financial officer with the necessary time to perform oversight and supervisory functions in future periods. This includes timely review of all underlying agreements, contracts and financing arrangements, expense reports, entries to the general ledger and periodic filings with the Securities and Exchange Commission.

      - Our implementation of formal mechanized month-end, quarter-end and year-end closing and consolidation processes.

      - In July 2004 we appointed two additional independent directors to serve on our Audit Committee.

      - As a result of the resignation of our chief financial officer in September 2004, we have hired Ronald C. Munkittrick as our new chief financial officer, effective October 12, 2004.

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


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      From time to time, the Company is involved in claims and litigation that arise out of the normal course of business. Currently, other than as noted below there are no pending matters that in management's judgment may be considered potentially material to us.

      On June 3, 2003 two former executive officers, John Prufeta and Patricia Minicucci commenced an action against the Company by filing a Complaint in the Supreme Court of the State of New York for Nassau County (Index No. 03-008576) in which they alleged that the Company breached separation agreements entered into in December 2002 with each of them, and that the Company failed to repay amounts loaned by Mr. Prufeta to the Company. Mr. Prufeta sought approximately $395,000 (including a loan of $120,000) and Ms. Minicucci sought approximately $222,000. The Complaint was served on July 23, 2003. On July 15, 2003, the Company paid in full the $120,000 so loaned together with interest, without admitting the claimed default. On February 2, 2004, the Supreme Court of the State of New York for Nassau County issued an order for partial summary judgment in favor of Ms. Minicucci for the unpaid severance obligations of $138,064. The Company made severance payments to both former executives through May 2004 but due to capital constraints has not made any payments since then. We are continuing negotiations with the plaintiffs to settle the dispute amicably.

      In June 2004, the Company's former law firm commenced and action against the Company by filing a complaint in the Supreme Court of the State of New York for the county of New York (Index No. 108499/04) in which they alleged we breached our retainer agreement by failing to pay $435,280 for legal services allegedly performed. The Company believes it has valid defenses and/or counter claims which the Company intends to vigorously pursue.

Item 2.  Changes in Securities and Use of Proceeds

      On July 14, 2004, the Company entered into a Note and Warrant Purchase Agreement (the "Note Purchase Agreement") with Cottonwood Ltd. and Willow Bend Management Ltd., each an accredited investor. Under the terms of the Note Purchase Agreement, the Company issued a convertible promissory note due January 14, 2005 in the aggregate principal amount of $2,100,000 to each of Cottonwood Ltd. and Willow Bend Management Ltd. Each promissory note is convertible into shares of common stock at an initial conversion price of $0.30 cents per share, or 7,000,000 shares of common stock. In addition, the Company issued to each of Cottonwood Ltd. and Willow Bend Management Ltd. warrants exercisable into 4,683,823 shares of common stock at an exercise price of $0.11 cents per share, warrants exercisable into 4,683,823 shares of common stock at an exercise price of $0.15 cents per share, warrants exercisable into 4,683,823 shares of common stock at an exercise price of $0.35 cents per share and warrants exercisable into 4,683,823 shares of common stock at an exercise price of $0.40 cents per share. The warrants have a term of one year

      Redwood Capital Partners, Inc. acted as the Company's placement agent in connection with the Note Purchase Agreement. As compensation to Redwood for its services as placement agent and in addition to payment in cash of $320,000 to Redwood, the Company agreed to issue to Redwood warrants exercisable into 350,000 shares of common stock exercisable at $0.11 cents per share for a one year term, warrants exercisable into 350,000 shares of common stock exercisable at $0.15 cents per share for a one year term, warrants exercisable into 350,000 shares of common stock exercisable at $0.35 cents per share for a one year term and warrants exercisable into 350,000 shares of common stock exercisable at $0.40 cents per share for a one year term

      On July 14, 2004, the Company entered into a Letter Agreement (the "Letter Agreement") with Hilltop Services, Ltd. ("Hilltop") in connection with the anti-dilution provisions contained in that certain Common Stock and Warrant Purchase Agreement, dated March 4, 2004, between Hilltop and the Company (the "Hilltop Agreement"). Under the terms of the Letter Agreement and in consideration for the waiver by Hilltop of its anti-dilution rights, the Company issued to Hilltop an additional 24,130,435 shares of common stock, a convertible promissory note in the aggregate principal amount of $1,920,000 convertible into shares of the Company's common stock at a conversion price of $0.30 cents per share, or 6,400,000 shares of common stock, and warrants exercisable into 4,282,354 shares of common stock at an exercise price of $0.11 cents per share, warrants exercisable into 4,282,354 shares of common stock at an exercise price of $0.15 cents per share, warrants exercisable into 4,282,354 shares of common stock at an exercise price of $0.35 cents per share and warrants exercisable into 4,282,354 shares of common stock at an exercise price of $0.40 cents per share. In connection with the above issuance of the common stock and warrants under the Hilltop agreement, two placement agents received an aggregate of 1,720,360 shares of the Company's Common Stock.

      In August 2004 two individuals each received 500,000 shares of our common stock and warrants exercisable into 1,000,000 shares of common stock at an exercise price of $0.18 cents per share as compensation for financial advisory services performed for the Company. The warrants have a term of five years.

      In August and September 2004 the Company issued an aggregate of 16,766,816 shares of common stock to various vendors and consultants in connection with settlement and satisfaction of the Company's obligations to such parties.

      The sale and issuance of the above securities were determined to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering, where the purchasers were either accredited or sophisticated and represented their intention to acquire securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof, and where the purchasers received or had access to adequate information about the Company.

Item 6.  Exhibits


a.    Exhibits

EXHIBIT  DESCRIPTION
NO.

4.1 Note and Warrant Purchase Agreement, dated as of July 14, 2004, relating to the sale of convertible promissory notes by and between the Company, Cottonwood Ltd. and Willow Bend Management Ltd., incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004.

4.2 Convertible Promissory Note dated July 14, 2004 issued to Cottonwood Ltd. in the aggregate principal amount of $2,100,000, incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004.

4.3 Convertible Promissory Note dated July 14, 2004 issued to Willow Bend Management Ltd. in the aggregate principal amount of $2,100,000, incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004.

4.4 Convertible Promissory Note dated July 14, 2004 issued to Hilltop Services, Ltd. in the aggregate principal amount of $1,920,000, incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004.

4.5 Warrant dated July 14, 2004 issued to each of Cottonwood Ltd. and Willow Bend Management Ltd. at an exercise price of $0.11 cents, incorporated by reference to Exhibit 4.5 to the Company's Registration

4.6 Statement on Form S-3 filed with the SEC on September 24, 2004. Warrant dated July 14, 2004 issued to each of Cottonwood Ltd. and Willow Bend Management Ltd. at an exercise price of $0.15 cents, incorporated by reference to Exhibit 4.6 to the Company's Registration

4.7 Statement on Form S-3 filed with the SEC on September 24, 2004. Warrant dated July 14, 2004 issued to each of Cottonwood Ltd. and Willow Bend Management Ltd. at an exercise price of $0.35 cents, incorporated by reference to Exhibit 4.7 to the Company's Registration

4.8 Statement on Form S-3 filed with the SEC on September 24, 2004. Warrant dated July 14, 2004 issued to each of Cottonwood Ltd. and Willow Bend Management Ltd. at an exercise price of $0.40 cents, incorporated by reference to Exhibit 4.8 to the Company's Registration

4.9 Statement on Form S-3 filed with the SEC on September 24, 2004. Warrant dated July 14, 2004 issued to Hilltop Services, Ltd. at an exercise price of $0.11 cents, incorporated by reference to Exhibit 4.9 to the Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004.

4.10 Warrant dated July 14, 2004 issued to Hilltop Services, Ltd. at an exercise price of $0.15 cents, incorporated by reference to Exhibit
         4.10 to the Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004.

4.11 Warrant dated July 14, 2004 issued to Hilltop Services, Ltd. at an exercise price of $0.35 cents, incorporated by reference to Exhibit
         4.11 to the Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004.

4.12 Warrant dated July 14, 2004 issued to Hilltop Services, Ltd. at an exercise price of $0.40 cents, incorporated by reference to Exhibit
         4.12 to the Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004.

4.13 Warrant dated July 14, 2004 issued to Redwood Capital Partners, Inc. at an exercise price of $0.11 cents, incorporated by reference to Exhibit
         4.13 to the Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004.

4.14 Warrant dated July 14, 2004 issued to Redwood Capital Partners, Inc. at an exercise price of $0.15 cents, incorporated by reference to Exhibit
         4.14 to the Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004.

4.15 Warrant dated July 14, 2004 issued to Redwood Capital Partners, Inc. at an exercise price of $0.35 cents, incorporated by reference to Exhibit
         4.15 to the Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004.

4.16 Warrant dated July 14, 2004 issued to Redwood Capital Partners, Inc. at an exercise price of $0.40 cents, incorporated by reference to Exhibit
         4.16 to the Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004.

4.17 Warrants dated August 18, 2004 issued to Mr. Richard Rosenblum at an exercise price of $0.18 cents, incorporated by reference to Exhibit
         4.17 to the Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004.

4.18 Warrants dated August 18, 2004 issued to Mr. David Stefansky at an exercise price of $0.18 cents, incorporated by reference to Exhibit
         4.18 to the Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004.

4.19 Letter Agreement, dated as of July 14, 2004, by and between the Company and Hilltop Services, Ltd, incorporated by reference to Exhibit 4.19 to the Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004.

4.20 Settlement Agreement and Release, dated as of August 20, 2004, by and between the Company and Clinton Group, Inc., incorporated by reference to Exhibit 4.25 to the Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004.

10.1 Asset Purchase Agreement among Ramp Corporation and Berdy Medical Systems, Inc., dated October 18, 2004.

10.2 Employment Agreement between the Company and Ronald C. Munkittrick, dated as of October 12, 2004.

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

Dated: November 15, 2004


                                Ramp Corporation
                                ----------------
                                  (Registrant)







                               /s/ Ron Munkittrick
                               -------------------
                                 Ron Munkittrick
                             Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION

4.1 Note and Warrant Purchase Agreement, dated as of July 14, 2004, relating to the sale of convertible promissory notes by and between the Company, Cottonwood Ltd. and Willow Bend Management Ltd., incorporated by reference to Exhibit 4.1 to the Company's Registration = Statement on Form S-3 filed with the SEC on September 24, 2004. 4.2 Convertible Promissory Note dated July 14, 2004 issued to Cottonwood Ltd. in the aggregate principal amount of $2,100,000, incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004.

4.3 Convertible Promissory Note dated July 14, 2004 issued to Willow Bend Management Ltd. in the aggregate principal amount of $2,100,000, incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004.

4.4 Convertible Promissory Note dated July 14, 2004 issued to Hilltop Services, Ltd. in the aggregate principal amount of $1,920,000, incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004.

4.5 Warrant dated July 14, 2004 issued to each of Cottonwood Ltd. and Willow Bend Management Ltd. at an exercise price of $0.11 cents, incorporated by reference to Exhibit 4.5 to the

4.6 Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004. Warrant dated July 14, 2004 issued to each of Cottonwood Ltd. and Willow Bend Management Ltd. at an exercise price of $0.15 cents, incorporated by reference to Exhibit 4.6 to the

4.7 Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004. Warrant dated July 14, 2004 issued to each of Cottonwood Ltd. and Willow Bend Management Ltd. at an exercise price of $0.35 cents, incorporated by reference to Exhibit 4.7 to the

4.8 Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004. Warrant dated July 14, 2004 issued to each of Cottonwood Ltd. and Willow Bend Management Ltd. at an exercise price of $0.40 cents, incorporated by reference to Exhibit 4.8 to the

4.9 Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004. Warrant dated July 14, 2004 issued to Hilltop Services, Ltd. at an exercise price of $0.11 cents, incorporated by reference to Exhibit 4.9 to the Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004.

4.10 Warrant dated July 14, 2004 issued to Hilltop Services, Ltd. at an exercise price of $0.15 cents, incorporated by reference to
              Exhibit 4.10 to the Company's Registration Statement on

4.11 Form S-3 filed with the SEC on September 24, 2004. Warrant dated July 14, 2004 issued to Hilltop Services, Ltd. at an exercise price of $0.35 cents, incorporated by reference to Exhibit 4.11 to the Company's Registration Statement on

4.12 Form S-3 filed with the SEC on September 24, 2004. Warrant dated July 14, 2004 issued to Hilltop Services, Ltd. at an exercise price of $0.40 cents, incorporated by reference to Exhibit 4.12 to the Company's Registration Statement on

4.13 Form S-3 filed with the SEC on September 24, 2004. Warrant dated July 14, 2004 issued to Redwood Capital Partners, Inc. at an exercise price of $0.11 cents, incorporated by reference to
              Exhibit 4.13 to the Company's Registration

4.14          Statement  on Form S-3 filed with the SEC on  September  24, 2004.
              Warrant dated July 14, 2004 issued to Redwood Capital Partners, Inc. at an exercise price of $0.15 cents, incorporated by reference to Exhibit 4.14 to the Company's Registration

4.15          Statement  on Form S-3 filed with the SEC on  September  24, 2004.
              Warrant dated July 14, 2004 issued to Redwood Capital Partners, Inc. at an exercise price of $0.35 cents, incorporated by reference to Exhibit 4.15 to the Company's Registration

4.16          Statement  on Form S-3 filed with the SEC on  September  24, 2004.
              Warrant dated July 14, 2004 issued to Redwood Capital Partners, Inc. at an exercise price of $0.40 cents, incorporated by reference to Exhibit 4.16 to the Company's Registration

4.17          Statement  on Form S-3 filed with the SEC on  September  24, 2004.
              Warrants dated August 18, 2004 issued to Mr. Richard Rosenblum at an exercise price of $0.18 cents, incorporated by reference to
              Exhibit 4.17 to the Company's Registration Statement on

4.18 Form S-3 filed with the SEC on September 24, 2004. Warrants dated August 18, 2004 issued to Mr. David Stefansky at an exercise price of $0.18 cents, incorporated by reference to Exhibit 4.18 to the Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004.

4.19 Letter Agreement, dated as of July 14, 2004, by and between the Company and Hilltop Services, Ltd, incorporated by reference to
              Exhibit 4.19 to the Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004.

4.20 Settlement Agreement and Release, dated as of August 20, 2004, by and between the Company and Clinton Group, Inc., incorporated by reference to Exhibit 4.25 to the Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004.

*10.1 Asset Purchase Agreement among Ramp Corporation and Berdy Medical Systems, Inc., dated October 18, 2004.

*10.2         Employment   Agreement   between   the   Company   and  Ronald  C.
              Munkittrick, dated as of October 12, 2004.

*31.1 Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2 Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32 Certification by Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------------
* Filed herewith