Form 10-K
period 2004-12-31
RAMP CORP
filed 2005-04-06
CIK 890784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period          from        to

                         Commission File Number 0-24768

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

               Securities registered pursuant to 12(b) of the Act:
Common Stock - $.001 par value                   American Stock Exchange
    Title of Each Class                Name of Each Exchange on Which Registered

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
                               Title of Each Class

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

      As of June 30, 2004, the aggregate market value of the registrant's common stock held by non-affiliates was approximately $34,002,631 (based upon the closing price of the registrant's common stock on the American Stock Exchange, as of the last business day of the most recently completed second fiscal quarter (June 30, 2004). For purposes of this computation, all of the registrant's directors and executive officers are deemed to be affiliates).

As of March 21, 2005, 12,959,074 shares of the registrant's common stock were outstanding.

                                RAMP CORPORATION

                                    Form 10-K
                   For the Fiscal Year Ended December 31, 2004


                                                                            Page
                                                                            ----
PART I
Item 1.   Business                                                             1
Item 2.   Properties                                                          27
Item 3.   Legal Proceedings                                                   28
Item 4.   Submission of Matters to a Vote of Security Holders                 29

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters 30 and Issuer Purchases of Equity Securities
Item 6.   Selected Financial Data                                             32
Item 7. Management's Discussion and Analysis of Financial Condition and 33 Results of Operations
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk          41
Item 8.   Financial Statements and Supplementary Data                         42
Item 9. Changes in and Disagreements with Accountants on Accounting and 42 Financial Disclosure
Item 9A.  Controls and Procedures                                             42
Item 9B.  Other Information                                                   43

PART III
Item 10.  Directors and Executive Officers of the Registrant                  44
Item 11.  Executive Compensation                                              47
Item 12. Security Ownership of Certain Beneficial Owners and Management and 53 Related Stockholder Matters
Item 13.  Certain Relationships and Related Transactions                      56
Item 14.  Principal Accountant Fees and Services                              60

PART IV
Item 15.  Exhibits, Financial Statement Schedules                             61
          Financial Statements                                               F-1
          Signatures
          Index to Exhibits

                           FORWARD-LOOKING STATEMENTS

      To the extent that any statements made in this Form 10-K contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as "expects," "plans," "will," "may," "anticipates," "believes," "should," "intends," "estimates," and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation, our ability to raise capital to finance the development of our business, including our Internet services and related software, the effectiveness, profitability and the marketability of those services, our ability to protect our proprietary information and to retain and expand our user base, the establishment of an efficient corporate operating structure as we grow, the risk factors set forth in this Form 10-K beginning on page 12, and other risks detailed from time-to-time in our public filings with the Securities and Exchange Commission ("SEC"). We do not undertake any obligation to publicly update any forward-looking statements.

                                     PART I
Item 1. Business

      We originally incorporated in Colorado in 1988 as Nur-Staff West, Inc. and began as a temporary healthcare staffing company with offices at various times in Colorado, New York, Texas and California. In 1998, Nur-Staff West was changed its name to Medix Resources, Inc. Medix subsequently acquired Cymedix Corporation and the two companies were merged into a new wholly-owned healthcare technology subsidiary of Medix called Cymedix-Lynx. In 2002, we organized a wholly-owned subsidiary, PS Purchase Corp., in Delaware, and in 2003 changed its name to HealthRamp, Inc. ("HealthRamp") to continue our healthcare technology business. In 2003, we reincorporated as Ramp Corporation in Delaware ("Ramp"), and positioned HealthRamp as our wholly-owned healthcare technology subsidiary. References to the "Company", "we", "us" or words of similar import in this Form 10-K include Ramp, HealthRamp and their subsidiaries.

      In 2000, we divested our healthcare staffing operations service to focus exclusively on the development of innovative healthcare information technology solutions, positioning the Company as a pioneer in the emerging electronic healthcare industry. In 2003, we continued to refine the company's strategic direction based upon the vision of enhancing the efficiency and quality of healthcare by developing and marketing a range of integrated healthcare technology solutions built on our expertise in computerized physician order entry ("CPOE") and electronic prescribing ("ePrescribing").

      In March 2003, HealthRamp purchased key technical assets of a healthcare technology firm called "ePhysician" from Comdisco Ventures, Inc., and integrated the ePhysician technologies with our core Cymedix application to create the HealthRamp CarePoint(TM) ("CarePoint") electronic healthcare technology suite. HealthRamp markets CarePoint to physicians and other healthcare professionals, and has incorporated key components of its foundational ePrescribing technology into the HealthRamp CareGiver(TM) ("CareGiver") application for the long term care industry.

      In November 2003, we acquired the businesses and assets of Frontline Physicians Exchange and Frontline Communications ("Frontline"), a provider of premium-quality 24-hour telephone answering and messaging services to physicians, clinicians, and other healthcare-centric businesses. We renamed Frontline OnRamp ("OnRamp") for the purpose of corporate brand consistency. On September 30, 2004 we resold OnRamp to the former owners of Frontline in order to fully devote all of our financial and managerial resources to our core HealthRamp products and operations.

      In 2003, the Company formed a wholly-owned subsidiary, LifeRamp Family Financial, Inc. ("LifeRamp"), in Utah that has not yet commenced business operations. LifeRamp's business purpose is the making of non-recourse loans to terminally ill cancer patients secured by their life insurance policies. In July 2004, the Company decided to delay the commencement of business operations of LifeRamp indefinitely while exploring financing and other possible alternatives. Subsequently in October 2004, the Company ceased all operations at LifeRamp and began actively pursuing alternatives for its LifeRamp investment. In January 2005, the Company began exploring options for capitalizing the assets of LifeRamp as a separate business from the Company including a potential spin off of all or a portion of LifeRamp. In February 2005, LifeRamp received $300,000 in bridge financing from investors in contemplation of such a strategic transaction. LifeRamp is using the proceeds from the bridge financing to pursue a strategic recapitalization. There can be no assurance that the Company will complete a transaction that will recoup its initial investment or any portion thereof.

      In October 2004, we acquired all of the tangible and intangible assets of Berdy Medical Systems, Inc., a provider of comprehensive electronic medical record systems for physician practices. The acquisition of the Berdy systems enabled us to expand our practice-centric healthcare technology product line to encompass a spectrum from affordable, high-utility, readily adoptable, wireless ePrescribing solutions to fully-featured electronic medical record systems
(EMR), and provided us with clinical and technical expertise germane to our new product development efforts.

      In August 2004, HealthRamp released the initial version of a new application designed to meet the information technology needs of the long term care industry. This application is called HealthRamp CareGiver(TM) ("CareGiver"). CareGiver v1.0, based upon our core ePrescribing technologies, allows skilled nursing facilities to manage the admissions, discharge and transfer process; to submit secure electronic orders for drugs, treatments and supplies to institutional pharmacies and other vendors; to maintain comprehensive resident medical records, and to easily manage recurring monthly clinical and business process.

Company Overview

      HealthRamp is a leading provider of internet-based, point-of-care healthcare applications and services that increase patient safety, improve medical practice efficiency, and reduce costs. Our proprietary application service provider ("ASP") based technologies provide secure Internet communication, data integration and transaction processing, enable electronic prescribing of drugs and the delivery of critical information between patient point-of-care providers ("POCs"; i.e., physician or caretaker) and specific healthcare value chain intermediaries ("HVCIs" - such as retail pharmacies, laboratories, and pharmacy benefit managers, or "PBMs", and pharmaceutical companies). Our applications support clinical decision making, improve treatment outcomes, and create significant operational efficiencies. In addition, our CareGiver application provides long term care facilities with a comprehensive solution for wireless order entry and fulfillment of medications, treatments, equipment and supplies; resident and facility administration; electronic charting; administrative process automation; and electronic integration with institutional pharmacies, billing systems, pharmacists, and other vendors.

      Previous management had planned to initially deploy our practice-centric point-of-care technologies in a single market, and began to test this approach in April 2002. A small, local sales and installation team was deployed in Georgia that endeavored to deploy our technology to regional physician practices. By August 2002 it was clear that while our technology had proven to work extremely well in practice, this specific marketing approach was not commercially viable due to limited support by major HVCIs in the Georgia market, and the high costs associated with physically locating sales, deployment, and support personnel in a given regional marketplace. Based on this evaluation, we terminated the Georgia deployment in August, 2002.

      At that time, we began to evaluate the prospect of remotely automating the deployment and support of our technology, and concluded that a viable business could be built by an alternate method than the approach initially tested in Georgia. Based on this conclusion, our Board recruited a new senior management team in September 2002, including a new chief executive officer, to pursue this new, more efficient approach to deploying and supporting our technology.

      Our current plan for the commercialization of our technology shifts from the exclusive focus on individual doctors and small practices in specific geographic areas, and instead targets physician practices and other POC centers that have the following characteristics: high patient volume; clear economic incentives - such as the need for administrative and time savings; a clear commitment to electronic transfer of POC information; and HVCI or other healthcare participant support for the rollout of the technology. Our goal is to create connectivity from the point of care to the various segments of the healthcare industry that meet these criteria, such as health plans, insurers, skilled nursing facilities, PBMs, pharmacies, pharmaceutical companies, and other electronic healthcare value chain stakeholders.

      While we will, as required, occasionally send personnel into the offices of physicians, the primary deployment of our CarePoint technologies is now done on a virtual basis, utilizing the web and related remote technologies. This new approach, wherein we do not typically physically visit a physician's office during the deployment process, is fundamentally different - and far more cost efficient - than the earlier efforts in Georgia. Our ability to successfully deploy our product on a virtual basis is a key to our intention to systematically reach physicians in a cost-effective manner.

      We believe that it is important to deploy technologies that are readily adoptable and have established markets. As noted above, in 2003 we acquired ePhysician healthcare information technologies and other assets from Comdisco Ventures, Inc. prior to its cessation of operations in 2002. ePhysician's POC technologies enable physicians to securely access and send information to pharmacies, billing service companies, and practice management systems via the Palm OS(R)-based handheld device and the Internet, meeting our criteria of deploying effective, recognized technologies. We integrated the Cymedix and e-Physician technologies into our CarePoint suite of technologies and, in 2003, formed HealthRamp to further develop and commercialize the CarePoint suite. During October 2003, HealthRamp began its initial roll-out of CarePoint, with one focus on the conversion of existing ePhysician clients to CarePoint.

      Since we do not yet have substantial revenues, we have continued to address our working capital needs and to finance the development of our software technology by the sale of our securities in private placements generally at a discount to market value.

      Our principal executive offices are located at 33 Maiden Lane, New York, New York 10038. Our telephone number is (212) 440-1500. We also have office space in Utah, Florida and Texas.

Industry Background

      Growth of the medical information management marketplace is driven by the need to share accurate clinical and patient information among qualified stakeholders in the healthcare system. The U.S. Centers for Medicare and Medicaid Services ("CMS") estimates that approximately $1.3 trillion dollars, about 15% of the U.S. gross domestic product, was spent on healthcare in 2002. The CMS also estimates that U.S. healthcare expenditures are expected to grow to approximately $2.8 trillion by 2011 due to the growing use of increasingly expensive and sophisticated clinical technologies, an aging population base, and the increasing demands of newly-empowered and health conscious consumers.

      Leading health economists estimate that 26% or more of the nation's total healthcare expenditures are spent on back office administrative burdens. These economists have determined that up to 10% or more of these expenditures are directly attributable to the consequences of adverse health events related to inaccurate prescriptions, illegible physician handwriting, and the lack of availability of relevant patient information and clinical data. Our CarePoint product targets this 36% of the nation's total healthcare expenditures by offering an effective means of reducing these costs by increasing the efficiency and accuracy of point of care transactions.

      Our target markets include the approximately 645,000 practicing physicians, 5,800 hospitals, 16,400 Medicare/Medicaid-certified nursing homes, 1,000 private long-term care facilities, 2,000 nursing facilities servicing the mentally handicapped, 40,000 assisted-living/residential care homes, 8,000 home healthcare agencies, 4,500 independent laboratories and thousands of managed care organizations and other ancillary healthcare providers in the United States. Many large healthcare organizations have installed automated systems to structure and share healthcare information. Physician practices, which are generally comprised of five or fewer physicians, have systems to support billing, scheduling and some clinical activity, and the same is true of hospitals. However, very few healthcare provider organizations have automated at the origin of a transaction, which occurs at the clinical point-of-care.

      Healthcare providers record, manage and share clinical patient data, including patient demographics, treatment histories, examination notes, lab test results and medication orders histories. Currently, most of this data is captured at the point-of-care in handwritten or printed paper forms that must be manually converted to an electronic format for easier management, analysis and exchange. Historically, little transactional automation has been implemented at the point-of-care due to economic constraints, lack of awareness or expertise in information technologies on the part of the practicing physician, and the lack of compelling, affordable solutions. Due to a recent convergence of regulatory, economic, technological, social and demographic trends, healthcare providers are becoming increasingly aware of the benefits of using wireless information technology in the clinical setting.

      The healthcare industry is highly regulated by both federal and state agencies. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), a set of federal regulations, establishes standards and requirements for the management, storage and electronic transmission of patient information. Under HIPAA, POC's and HVCI's that transmit patient medical information electronically are required to use technology that meets HIPAA standards for electronic transactions and code sets, data security, unique identifiers, and patient privacy. All HealthRamp products are fully HIPAA-compliant.

HealthRamp Technology

      HealthRamp's proprietary healthcare technology products, including HealthRamp CarePoint, CarePoint Companion(TM) and CareGiver(TM) ("HealthRamp Technology"), enable POC electronic prescribing, laboratory orders and test results, treatment and dietary orders, Internet-based communication, data integration and transaction processing - all through wireless handheld devices or standard Internet browsers.

      HealthRamp develops and markets point-of-care productivity tools, applications, and services that enable medical professionals to enhance the level of patient care, improve safety and increase the clinical and administrative efficiency of the medical practice, hospitals, long-term care facility, and within other patient care settings.

HealthRamp CarePoint

      CarePoint provides medical professionals with various functionalities - including secure electronic access to patient information stored in their practice management systems ("PMS"), patient-specific formularies, the ability to send and receive laboratory orders, and electronic prescribing. Automated real-time transactions determine patient eligibility for drug benefit coverage and medication history and formulary compliance at the point of care. CarePoint operates on wireless devices such as Microsoft(R) Windows Mobile(TM)- Pocket PCs and SmartPhones, Palm OS(R)-based personal digital devices ("PDAs") and SmartPhones, and through Web browsers, and integrates with many PMS's, through its Patient Data Exchange ("PDX") technology. CarePoint is HIPAA compliant and utilizes strong encryption to ensure data security.

CarePoint Features and Functionality

Electronic Prescribing

      Electronic prescribing is designed to reduce patient data verification requests, avoid complications due to illegible handwriting, avert adverse drug interactions and provide access to a current drug reference guide and patient-specific formulary information. Prescriptions are automatically sent to a patient's pharmacy through secure fax lines or through encrypted electronic data interchange ("EDI"). Prescriptions can also be printed out locally at the practice. The prescribers' signature is electronically captured and appears on all scripts. Renewal requests can be placed on an electronic queue for remote approval by qualified medical personnel. Queued prescriptions can be edited, and notes and comments may be added as needed prior to approval.

      Approved prescriptions can be conveniently delivered to any retail or mail service pharmacy. The prescribers' list of commonly prescribed medications can be customized, and common SIG (directions) can be included in the prescriptions allowing a physician to complete a script within seconds. Prescriptions are transmitted to the retail pharmacy before the patient has left the practice, reducing wait time at the pharmacy.

Drug Reference Guide

      CarePoint enables secure, real-time access to an up-to-date, comprehensive drug database that includes information about adverse drug reactions, alternative medications, indications, contraindications, brand name or generic medications, dosage and administration, and patient monographs on every FDA approved drug as well as over-the-counter medications.

Drug Interactions Checker

      This function enables physicians to check for potential interactions in multiple drug combinations with a patient's medication history. Automatic Drug Utilization Reviews and alerts for adverse interactions are displayed based on the patient's medication history - including drug-to-drug, drug-to-allergy, drug-to-demographics, drug-to-condition, and duplicate therapy checks. Pediatric, geriatric, pregnancy and lactation advisories are displayed where appropriate. Prescribers can select alternative medications where such drug interactions are indicated.

Real-Time Formulary Referencing

      Through real-time access to the nation's largest pharmacy benefit managers and patient-specific formularies - both directly, and via RxHub - physicians have easy access to the information required to write formulary-compliant prescriptions. Where appropriate, alternative "on formulary" medications are viewable when an off-formulary drug is selected.

CarePoint STAT

      CarePoint STAT is our Web browser-only product that enables e-prescribing and all of the other functionality of CarePoint on a desktop computer.

Patient Data Exchange

      HealthRamp's PDX technology allows for the secure, remote extraction of patient demographics, insurance and scheduling information from an existing PMS within a medical practice. We currently integrate with over 125 practice management systems.

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

      CarePoint Companion is designed to allow partner companies to detail and monitor feedback from physicians in real-time. The program provides electronic detailing, intelligent messaging, electronic prescribing and marketing content control, real time prescription data analysis at the point of care with wireless and Internet connectivity to sales and marketing force, patient-specific messaging when the physician prescribes in a specific drug category, diagnosis-specific journal articles from a sponsored medical journal, patient-specific samples in real-time with inventory tracking, and electronic invitations, confirmations and directions to the event.

      CarePoint Companion offers means of strategically delivering messages to physicians at the point-of-care. Context-specific, intelligent messages can be displayed in a number of formats. POP message spots can be purchased in specific categories and can be delivered either nationally or by region.

      The feature set of our HealthRamp Technology includes the functionality described below, which may be modified from time to time based on the needs of our end-users.

HVCI                     TARGETED FUNCTIONALITY
----                     ----------------------
Pharmacy                 o  PBM identification  (eligibility verification and an
                            automatic link to formulary / benefits information).
                         o  Medication history
                         o  Treatment  electronic  prescribing  (retail and mail
                            order)
                         o  Patient-specific formulary at the POC
                         o  Drug utilization review  (drug-to-drug  interaction,
                            drug-to-allergy,     drug-to-condition     checking,
                            duplicate therapy and other clinical checks)
                         o  Messaging and prompts
                         o  Compliance analysis

Laboratory               o  Complete laboratory order entry
                         o  Medical necessity verification
                         o  24/7 results reporting (partial and full)
                         o  Specimen tracking
                         o  Messaging and prompts

HealthRamp CareGiver

      HealthRamp CareGiver is a comprehensive electronic order-entry, electronic medical records system, and facility management solution designed for the long term care industry. By delivering real-time clinical information and transactional functionality to the skilled nursing facility staff and attending physicians at both at the point-of-care and to remote locations, CareGiver significantly improves facility productivity and enhances the quality of care for long term care facility residents.

      The CareGiver solution is designed to dramatically improve the efficiency of the entire clinical ordering and fulfillment process. CareGiver enables point-of-care medication and treatment order entry by onsite clinicians, real-time access to a comprehensive medication library, remote physician order approval capability, automated renewal of standing orders (a feature that greatly reduces the cost associated with the complex monthly reconciliation process), and secure integration with the institutional pharmacy information technology infrastructure.

CareGiver Features and Functionality

Wireless Electronic Ordering

      CareGiver allows caregivers at long term care facilities to electronically place orders for prescription and non-prescription drugs, treatments and rehabilitation orders, dietary orders, medical/surgical supplies, and laboratory tests from a rugged, mobile WiFi-enabled wireless device or Internet-connected Web browser.

Drug Reference Guide

      CareGiver enables secure, real-time access to an up-to-date, comprehensive drug database that includes information about adverse drug reactions, alternative medications, indications, contraindications, brand name or generic medications, dosage and administration, and patient monographs on every FDA approved drug as well as over-the-counter medications.

Drug Interactions Checker

      This function enables physicians to check for potential interactions in multiple drug combinations based upon the resident's medication history. Automatic Drug Utilization Reviews are performed, and alerts for adverse interactions are displayed - including drug-to-drug, drug-to-allergy, drug-to-demographics, drug-to-condition, and duplicate therapy checks. Prescribers can select alternative medications when adverse interactions are indicated.

Real-Time Formulary Verification

      CareGiver provides automated, real-time point-of-care patient eligibility checking and patient-specific formulary information provided by private insurers, Medicare and Institutional Pharmacies. In addition, CareGiver provides state-specific Medicaid prior-authorization status and approved therapeutic alternatives for off-formulary selections.

Treatment Queuing for Approval

      With CareGiver, nurses and other caregivers can enter pending medications and treatments into a queue that enables remote asynchronous approval by physicians and other qualified medical personnel.

Automated Ordering and Reconciliation of Recurring Drugs and Treatments

      CareGiver automates the integration and renewal of standing orders and interim orders - a feature that greatly reduces the high administrative costs associated with the complex monthly reconciliation process.

Secure Electronic Integration with Institutional Pharmacies and Other Vendors

      All CareGiver orders are securely routed to institutional pharmacies and other vendors, including durable medical equipment suppliers, oxygen suppliers, medical test labs, diagnostic radiology facilities and wound care specialists via HIPAA-compliant electronic fax or electronic data interchange. In addition, CareGiver securely integrates with existing resident management software and billing systems.

Resident Administration

      CareGiver is also designed to manage pre-admission screening, admissions, discharges and transfers, patient demographics, and facility logistics.

Quality Indicators Reporting

      CareGiver currently enables real-time monitoring of state-required quality-of-care indictors ("QI"), based upon the resident medication history. Comprehensive QI monitoring based upon Minimum Data Set ("MDS"), and Activities of Daily Living ("ADL") statistics plans to be introduced in mid-2005.

CareGiver's Application Service Provider (ASP) Model

      CareGiver technology is based upon an ASP model rather than a local data synchronization approach. All data is housed at a physically and virtually secure off-site location; no patient data is stored on local client devices. Data transmission between client devices and the HealthRamp data center is 128-bit encrypted, ensuring that protected health information (PHI) remains secure and private. The ASP model enables CareGiver to be a mobile, secure solution.

Intellectual Property and Proprietary Rights

      We use and benefit from an intellectual technology portfolio in our healthcare information and technology solutions. We currently hold United States patents on some of the technologies included in our products and we intend to continue to file patent applications. We believe that due to the rapid pace of technological change in the eHealth and computer software industry, factors such as the knowledge, ability and experience of our employees, frequent software product enhancements and the timeliness and quality of support services are keys to our success. This success is also dependent, in part, upon our proprietary technology and other intellectual property rights.

      We use the trademarks HealthRamp CarePoint(TM), and HealthRamp CareGiver(TM) and CarePoint Companion(TM) in our healthcare technology solutions and the registered trademarks. In addition, we have pending trademark applications for registration of HealthRamp, HealthRamp CarePoint and LifeRamp LivingChoice.

      Cymedix obtained seven copyright registrations for two versions of each of three modular software components of the Cymedix suite of products, as well as a technical evaluation document that describes the software products. Cymedix has assigned such patent and copyright registrations to us and we are utilizing these modular software components in the HealthRamp technology.

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

Business Strategy

      Ramp Corporation, through its HealthRamp subsidiary, is dedicated to developing electronic healthcare solutions that enable medical professionals and institutions to significantly improve practice efficiency and increase the quality of patient care. Ramp's technologies enable medical professionals and institutions to easily access, capture, and share critical medical information directly at the point-of-care.

      Our business strategy is focused on providing physicians and other healthcare providers with a low-cost, easily adopted, narrowly defined set of technologies, whose primary functionality is currently centered on electronic prescribing. We plan to integrate lab test results reporting into CarePoint by the end of the second half of 2005 and are exploring the development and acquisition of other ancillary products and services which would be useful to physicians and other healthcare providers in their daily practice.

      The implementation of a full electronic medical records system ("EMR") is an expensive commitment for a physician's office, and involves significant disruption of current operations to accommodate the EMR's implementation. According to a 2004 Healthcare Informatics study, EHR systems often cost from $10,000 to over $30,000 per physician - not including initial data entry and ongoing system maintenance. Faced with high costs, a confusing array of system options, and the "culture shock" inherent in the implementation of a comprehensive EMR, physicians fear making the wrong choice - particularly with premises-based solutions that require onsite hardware that may become obsolete.

      Conversely, HealthRamp's CarePoint technology - a user-friendly, low-cost wireless ePrescribing system that provides physicians with easily-adopted core EHR functionality, and establishes a platform upon which additional EHR functionality - such as lab tests results reporting and notes - can be introduced in an incremental fashion that adapts to individual practice workflow and budgetary requirements. By integrating with the existing PMS, the impact on the practice workflow is minimized, and CarePoint's elegant user-interface mechanics ensure rapid adoption and high utilization.

      Some PBMs have been willing to pay transaction fees to electronic prescribers for prescriptions delivered electronically for their covered lives. These transaction fees may not justify the cost of deploying our CarePoint Suite to POC healthcare providers. Our existing contracts with Medco Health Solutions and Express Scripts pay us transaction fees on their covered lives. We regularly explore the possibilities of PBMs, health plans and other interested parties providing us with additional financial assistance to justify deploying our HealthRamp Technology to a targeted POC audience of their choosing.

      From October 2004 to date we have entered into six contracts with long-term nursing home facilities for the deployment of our HealthRamp CareGiver technology that are in various states of implementation. The licensing agreements for CareGiver contain a monthly licensing fee, three to five year terms, and are based on a per-bed, per-day charge.

CareGiver Business

      Since most skilled nursing facility residents are covered by a combination of Medicare and Medicaid, regulatory compliance is a significant concern in the marketing of CareGiver. Medicare is federally mandated, but regulated and administered at the state level through Medicaid. Therefore to implement a national strategy requires developing knowledge of each state's regulatory environment.

      A substantial number of skilled nursing facilities are owned and operated by regional firms. By using local sales resources we not only are able to market these firms on a more personal basis, but also to partner with them to more effectively navigate the specific local Medicare regulatory environment.

      Regional institutional pharmacies also offer an exciting opportunity to market the CareGiver technology. Institutional pharmacies own and operate pharmacies in hospitals, skilled nursing facilities and other healthcare institutions. Partnering with these entities will enable them to greatly enhance their traditional service offerings to their facility clients, while giving CareGiver access to vast numbers potential new users.

                                  RISK FACTORS

      In  addition  to the  other  information  contained  in this  report,  the
following  risk  factors  should  be  considered   carefully  in  evaluating  an
investment in our company and in analyzing our forward-looking statements.

                          Risks Related to Our Company

      We have incurred and reported significant recurring net losses which endangers our viability as a going-concern and caused our independent registered public accounting firms to include a "going concern" explanatory paragraph in their reports in connection with their audits of our financial statements for the years ended December 31, 2004, 2003 and 2002. We have reported net losses applicable to common stockholders of $(50,765,000), $(31,321,000) and $(9,014,000) for the years ended December 31, 2004, 2003 and 2002, respectively. At December 31, 2004, we had an accumulated deficit of $(122,099,000) and a working capital deficit of ($6,306,000).

      We rely on investments and financings to provide working capital which may not be available to us in the future and may result in increased net losses and accumulated deficit. While we believe that we can continue to sell our securities to raise the cash needed to continue operating until cash flow from operations can support our business, there can be no assurance that this will occur. There can be no assurance that additional investments in our securities or other debt or equity financings will be available to us on favorable terms, or at all, to adequately support the development and deployment of our technology. Moreover, failure to obtain such capital on a timely basis could result in lost business opportunities. In addition, the terms of our debt or equity financings have included, and in the future may include, contingent anti-dilution provisions and the issuance of warrants, the accounting for which have resulted, and for future financings may result, in significant non-cash increases in our net losses and accumulated deficit. Such non-cash expenses totaled $18.4 million and $9.9 million for the years ended December 31, 2004 and 2003, respectively.

      While we believe that we have the ability to successfully attract new customers, the ultimate deployment of these new customers frequently requires up front capital. There can be no assurance that we will obtain that capital. In recent months we have not obtained sufficient capital to meet our obligations and as a result have not been able to pay our vendors on a timely basis and are significantly in arrears in making such payments. While we have been working with our creditors to make arrangements to satisfy our obligations in cash or through the issuance of our securities, there can be no assurance that we will be able to do so and as a result we may be subject to litigation or disruption in our business operations.

      Our  independent   registered  public  accounting  firm  has  advised  our
management and our Audit Committee that there were material weaknesses in our internal controls and procedures during fiscal years 2003 and 2004. The Company has taken steps and has a plan to correct the material weaknesses. Progress was made during 2004; however, management believes that if these material weaknesses are not corrected, a potential misapplication of generally accepted accounting principles or potential accounting error in our consolidated financial statements could occur. Enhancing our internal controls to correct the material weaknesses has and will result in increased costs to us. While the company has taken several steps to improve internal controls in 2004, BDO Seidman, LLP has advised our management and our Audit Committee that, in BDO Seidman, LLP's opinion, there were reportable conditions during 2004, which constituted material weaknesses in internal control. The identified material weakness stems from the company's numerous equity transactions involving complex and judgmental accounting issues. While all of these transactions were recorded, BDO Seidman in their audit work noted instances where Generally Accepted Accounting Principals were not correctly applied and adjustments to the company's financial statements were required.

      As part of the remedial steps taken in 2004, the company added the position of Vice President of Finance to oversee technical accounting, financial reporting and internal control issues. The individual hired in August 2004 for this position notified the company of his intent to leave at the end of the 1st quarter in 2005. The company is actively searching for a replacement.

      The company is also searching for an additional staff accounting resource to assist the controller in accounting and reporting transactions. Additionally, in order to better determine the appropriate accounting for complex equity transactions, the company intends to engage outside expertise to formulate the proper accounting treatment for such transactions.

      The success of the development, distribution and deployment of our technology is dependent to a significant degree on our key management and technical personnel. We believe that our success will also depend upon our ability to attract, motivate and retain highly skilled, managerial, sales and marketing, and technical personnel, including software programmers and systems architects skilled in the computer languages in which our technology operates. Competition for such personnel in the software and information services industries is intense. The loss of key personnel, or the inability to hire or retain qualified personnel, could have a material adverse effect on our results of operations, financial condition or business. On March 18, 2005 we distributed a proxy to our shareholders requesting approval to increase the number of shares of common stock issuable under our 2005 Stock Incentive Plan to 15,500,000 from 5,500,000. If approved, we can give incentive to our employees with the grant of options or restricted stock awards. Should the increase not be approved it could have a detrimental effect on employee retention. The loss of key personnel, or the inability to hire or retain qualified personnel, could have a material adverse effect on our results of operations, financial condition or business.

      We expect to continue to experience significant losses until such time as our technology can be successfully deployed and produce revenues. The continuing development, marketing and deployment of our technology will depend upon our ability to obtain additional financing. Our technology has generated limited recurring revenues to date. We are funding our operations principally through the sale of our securities to third party investors.

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

      Specifically, the Notice provides that, in order to maintain the listing of our common stock, we must submit a plan to the AMEX by October 14, 2004 (extended by the AMEX to October 21, 2004), advising AMEX of the action we have taken, or the action we will take, to bring us into compliance with the continued listing standards of the AMEX within a maximum of eighteen months from the date the Notice was received. On October 20, 2004, we timely submitted our plan to the AMEX. On December 16, 2004 the AMEX notified the Company that it accepted the Company's plan of compliance and granted the Company an extension of time until March 13, 2006 to regain compliance with the AMEX's continued listing standards. The Company will be subject to periodic review by AMEX staff during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the plan period on March 13, 2006 could result in the AMEX commencing delisting proceedings. Subject to our right of appeal of any AMEX staff determination, AMEX may initiate delisting proceedings if we do not make progress consistent with the plan during the plan period, or we are not in compliance with the continued listing standards at the conclusion of the plan period.

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

      Although we have had operations since 1988, because of our move away from temporary healthcare staffing to provide healthcare connectivity solutions at the point of care, we have a relatively short operating history in the healthcare connectivity solutions business and limited financial data to evaluate our business and prospects. In addition, our business model is likely to continue to evolve as we attempt to develop our product offerings and enter new markets. As a result, our potential for future profitability must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies that are attempting to move into new markets and continuing to innovate with new and unproven technologies. We are still in the process of gaining experience in marketing physician connectivity products, providing support services, evaluating demand for products, financing a technology business and dealing with government regulation of health information technology products. While we are putting together a team of experienced executives, they have come from different backgrounds and may require some time to develop an efficient operating structure and corporate culture for our company. Furthermore, our executive management and Board of Directors have been subject to change as executives have resigned or have been terminated and new executives have been hired and directors have resigned and new directors have been elected or appointed to fill any vacancies. Such changes can cause disruption and distraction.

      Although we have focused our business on healthcare connectivity, we may decide to explore new business opportunities which compliment our core technology business. These new ventures may come in the form of an acquisition, joint venture, start-up or other structure. Any such venture will entail any number of risk factors including (without limitation) general business risk, integration risk, technology risk and market acceptance risk. Additionally, any new venture will require utilization of scarce capital resources which may never create value for the Company or its stockholders.

      The success of our products and services in generating revenue may be subject to the quality and completeness of the data that is generated and stored by the physician or other healthcare professionals and the data that is entered into our interconnectivity systems, and the failure to input appropriate or accurate information could disrupt our business. Failure of the Company and its vendors to maintain the quality and completeness of the data or unwillingness by the healthcare professional to generate the required information may result in our losing revenue or claims being made against us by our users.

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

      We rely on a combination of internal development, strategic relationships, licensing and acquisitions to develop our products and services. The cost of developing and distributing new healthcare information services and technology solutions is inherently difficult to estimate. Our development of proposed products and services may take longer than originally expected, require more testing than originally anticipated and require the acquisition of additional personnel and other resources. In addition, there can be no assurance that the products or services we develop or license will be able to compete with the alternatives available to our customers.

      New or newly integrated products and services will not become profitable unless they achieve sufficient levels of market acceptance. There can be no assurance that healthcare providers will accept new products and services from us, or products and services that result from integrating existing and/or acquired products and services, including the products and services we are developing to integrate our services into the physician's office or other medical facility, such as our handheld solution. In addition, there can be no assurance that any pricing strategy that we implement for any such products and services will be economically viable or acceptable to the target markets. Failure to achieve broad penetration in target markets with respect to new or newly integrated products and services could have a material adverse effect on our business prospects. The market for our connectivity products and services in the healthcare information systems may be slow to develop due to the large number of practitioners who are resistant to change, as well as the financial investment and workflow interruptions associated with change, particularly in a period of rising pressure to reduce costs in the marketplace.

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

      Our products provide applications that relate to patient medication histories and treatment plans and any failure by our products to provide and maintain accurate, secure and timely information could result in product liability claims against us by our clients or their affiliates or patients. We maintain insurance that we believe currently is adequate to protect against claims associated with the use of our products, but there can be no assurance that our insurance coverage would adequately cover any claim asserted against us. A successful claim brought against us in excess of our insurance coverage could have a material adverse effect on our results of operations, financial condition and/or business. Even unsuccessful claims could result in the expenditure of funds in litigation, as well as diversion of management time and resources. Certain of our products are subject to compliance with the Health Insurance Portability And Accountability Act Of 1996 (HIPAA). Failure to comply with HIPAA may have a material adverse effect on our business.

      Government regulation of healthcare and healthcare information technology is in a period of ongoing change and uncertainty that creates risks and challenges with respect to our compliance efforts and our business strategies. The healthcare industry is highly regulated and is subject to changing political, regulatory and other influences. Federal and state legislatures and agencies periodically consider programs to reform or revise the United States healthcare system. These programs may contain proposals to increase governmental involvement in healthcare or otherwise change the environment in which healthcare industry participants operate. Particularly, compliance with HIPAA and related regulations are causing the healthcare industry to incur substantial costs to change its procedures. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in our products and services. Although we expect these regulations to have the beneficial effect of spurring adoption of our software products, we cannot predict with any certainty what impact, if any, these and future healthcare reforms might have on our business. Existing laws and regulations also could create liability, cause us to incur additional costs or restrict our operations. The effect of HIPAA on our business is difficult to predict and there can be no assurance that we will adequately address the business risks created by HIPAA. We may incur significant expenses relating to compliance with HIPAA. Furthermore, we are unable to predict what changes to HIPAA, or the regulations issued pursuant to HIPAA, might be made in the future or how those changes could affect our business or the costs of compliance with HIPAA. In addition, changes in Medicare and Medicaid regulations could have an adverse effect on the operations and future prospects of our HealthRamp business operations.

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

      Compliance with legal and regulatory requirements will be critical to LifeRamp's operations should it commence operations. If we, directly or indirectly through our subsidiaries including LifeRamp, erroneously disclose information that could be confidential and/or protected health information, we could be subject to legal action by the individuals involved, and could possibly be subject to criminal sanctions. In addition, if LifeRamp is launched and fails to comply with applicable insurance and consumer lending laws, states could bring actions to enforce statutory requirements, which could limit its business practices in such states, including, without limitation, limiting or eliminating its ability to charge or collect interest on its loans or related fees, or limit or eliminate its ability to secure its loans with its borrowers' life insurance policies. Any such actions, if commenced, would have a material and adverse impact on LifeRamp's business, operations and financial condition. Further, there can be no assurance that a capitalization of LifeRamp will be achieved or, if achieved, will be successful.

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

      As of March 21, 2005, we had 12,959,074 outstanding shares of common stock and 25,125,028 shares of common stock reserved for issuance upon the exercise of options, warrants, and shares of our convertible preferred stock and convertible redeemable debentures outstanding on such date. Most of these shares will be immediately saleable upon exercise or conversion under registration statements we have filed or plan to file with the SEC. The exercise prices of options, warrants or other rights to acquire common stock presently outstanding range from $0.60 cents per share to $298.20 per share. During the respective terms of the outstanding options, warrants, preferred stock, convertible debentures, and other outstanding derivative securities, the holders are given the opportunity to profit from a rise in the market price of our common stock, and the exercise of any options, warrants or other rights may dilute the book value per share of our common stock and put downward pressure on the price of our common stock. The existence of the options, conversion rights, redemption rights or any outstanding warrants may adversely affect the terms on which we may obtain additional equity financing. Moreover, the holders of such securities are likely to exercise their rights to acquire common stock at a time when we would otherwise be able to obtain capital on terms more favorable than could be obtained through the exercise or conversion of such securities.

      We have raised substantial amounts of capital in private placements from time to time. The securities offered in such private placements were not registered under the Securities Act or any state "blue sky" law in reliance upon exemptions from such registration requirements. Such exemptions are highly technical in nature and if we inadvertently failed to comply with the requirements of any of such exemptive provisions, investors would have the right to rescind their purchase of our securities or sue for damages. If one or more investors were to successfully seek such rescission or prevail in any such suit, we could face severe financial demands that could materially and adversely affect our financial position. Financings that may be available to us under current market conditions frequently involve sales of our common stock at prices below the prices at which our common stock currently trades on the American Stock Exchange, as well as the issuance of warrants or convertible securities at a discount to market price.

      Investors in our securities may suffer dilution. The issuance of shares of common stock or shares of common stock underlying warrants, options or preferred stock or convertible debentures, particularly those with beneficial conversion features, will dilute the equity interest of existing stockholders and could have a significant adverse effect on the market price of our common stock. The sale of common stock acquired at a discount could have a negative impact on the market price of our common stock and could increase the volatility in the market price of our common stock. In addition, we may seek additional financing which may result in the issuance of additional shares of our common stock and/or rights to acquire additional shares of our common stock. The issuance of our common stock in connection with such financing may result in substantial dilution to the existing holders of our common stock. Those additional issuances of common stock would result in a reduction of the existing stockholders' percentage interest in our company.

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

            o sales by those financing our company through securities convertible into our common stock of which has been registered with the SEC and may be sold into the public market immediately upon conversion; and

            o market conditions specific to technology and internet companies, the healthcare industry and general market conditions.

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

      We may have to lower prices or spend more money to compete effectively against companies with greater resources than us, which could result in lower revenues. The eventual success of our products in the marketplace will depend on many factors, including product performance, price, ease of use, support of industry standards, competing technologies and customer support and service. Given these factors we cannot assure you that we will be able to compete successfully. For example, if our competitors offer lower prices, we could be forced to lower prices which could result in reduced or negative margins and a decrease in revenues. If we do not lower prices we could lose sales and market share. In either case, if we are unable to compete against our main competitors, which include established companies with significant financial resources, we would not be able to generate sufficient revenues to grow our company or reverse our history of operating losses. In addition, we may have to increase expenses to effectively compete for market share, including funds to expand our infrastructure, which is a capital and time intensive process. Further, if other companies choose to aggressively compete against us, we may have to increase expenses on advertising, promotion, trade shows, product development, marketing and overhead expenses, hiring and retaining personnel, and developing new technologies. These lower prices and higher expenses would adversely affect our operations and cash flows.

      As with any business, growth in absolute amounts of selling, general and administrative expenses or the occurrence of extraordinary events could cause actual results to vary materially and adversely from the results contemplated by any forward-looking statements included in this report. Budgeting and other management decisions are subjective in many respects and thus susceptible to incorrect decisions and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditures or other budgets, which may, in turn, affect our results of operations. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe the assumptions underlying any forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and therefore, there can be no assurance that the results contemplated in any forward-looking statements will be realized.

      In light of the significant uncertainties inherent in the forward-looking information included in this report, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives or plans for our Company will be achieved.

Competition

      The market for healthcare connectivity services continues to evolve. It is highly competitive, fragmented and subject to rapid technological change. No clear leader has emerged. Several competitors have exited the market during the past three years, having failed to prove the viability of their businesses or having depleted their financial resources. The technology companies in this market include large traditional technology vendors such as Siemens, General Electric, Hewlett Packard, Toshiba and IBM as well as various healthcare-centric technology companies such as Misys Healthcare Systems, HealthVision and Navimedix.

      A number of healthcare connectivity companies in the United States, both publicly and privately held, compete directly or indirectly with HealthRamp. Moreover, competition can be expected to emerge from established healthcare information vendors and established or emerging Internet-based healthcare technology vendors. Competition is likely to come from companies with a focus on clinical information systems and enterprises with Internet commerce or electronic network focus. Currently, our direct competitors include companies such as WebMD, ZixCorp, Allscripts, DrFirst, RxNT and RxWriter.com. Future competition could come from practice management system vendors that may elect to build e-prescribing functionality rather than form strategic partnerships with e-prescribing specialists. The same is true of companies in the emerging areas of electronic medical records and virtual practice support systems, such as Relay Health and NeedMyDoctor.com. Many of our competitors have greater financial, technical, product development, marketing and other resources than we do. These competitors may be better known than we are and have more customers than we do. There can be no assurance that we will be able to compete successfully against these companies or any alliances they have formed or may form.

      We believe that we can be competitive in this industry because our HealthRamp Technology is built on scalable technology architecture, and because our CarePoint and CareGiver applications feature an elegantly designed user interface and embodies features and functionality designed to meet real needs in the healthcare connectivity marketplace. In addition, our proprietary "PDX" data extraction technology is designed to allow HealthRamp to interface with a significant number of practice management systems. Moreover, we believe a confluence of regulatory, technological, economic, demographic, and social trends has begun to create an environment highly conducive to the growth of e-prescribing.

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

Regulation of Healthcare Relationships

      Anti-Kickback (AKB) and Stark Laws. There are federal and state laws that govern patient referrals, physician financial relationships and inducements to beneficiaries of federal healthcare programs. The federal Anti-Kickback and Stark laws prohibits any person or entity from offering, paying, soliciting or receiving anything of value, directly or indirectly, for the referral of patients covered by Medicare, Medicaid and other federal healthcare programs or the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by these programs. Many states also have similar anti-kickback laws that are not necessarily limited to items or services for which payment is made by a federal healthcare program. We carefully review our practices in an effort to ensure that we comply with all applicable laws. However, the laws in this area are both broad and vague and it is often difficult or impossible to determine precisely how the laws will be applied, particularly to new services. Penalties for violating the federal Anti-Kickback and Stark Laws, and similar state laws include imprisonment, fines and exclusion from participating, directly or indirectly, in Medicare, Medicaid and other federal healthcare programs. If any of our healthcare communications or electronic commerce activities were deemed to be inconsistent with the federal Anti-Kickback and Stark Laws or with state anti-kickback or illegal remuneration laws, we could face civil and criminal penalties or be barred from such activities or be required to restructure our existing or planned sponsorship compensation arrangements and electronic commerce activities in a manner that could harm our business. Any determination by a state or federal regulatory agency that any of our practices violate any of these laws could subject us to civil or criminal penalties and require us to change or terminate some portions of our business. Even an unsuccessful challenge by regulatory authorities of our practices could cause us adverse publicity and be costly for us to respond to.

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

LifeRamp Regulation

      LifeRamp, a non-depository lender to consumers, is subject to various insurance, consumer lending and confidentiality and privacy laws and regulations in the states where it intends to conduct business, as well as certain applicable federal laws in these areas. LifeRamp has taken steps to comply with applicable federal and state laws and regulations. As, and if, its business develops, it intends to become and remain in compliance with the laws of the various states into which it expands its operations. However, since legal and regulatory requirements can be complex and changes can be difficult to predict, there can be no assurance that it will be able to become compliant or maintain compliance with the applicable legal and regulatory requirements and interpretations. LifeRamp's business, if commenced, could be materially and adversely impacted by its failure to comply with such existing or new requirements applicable to its business.

Employees

      As of March 16, 2005,  we had 42 full-time  employees,  10 in sales,  8 in operations and marketing, 13 in software and technology operations, 4 in customer and quality care, and 7 in general administrative including executive and finance personnel. None of our employees is represented by a labor union, and we have never experienced a work stoppage. We believe our relationship with our employees to be good. However, our ability to achieve our financial and operational objectives depends in large part upon our continuing ability to attract, integrate, retain and motivate highly qualified sales, technical and managerial personnel, and upon the continued service of our senior management and key sales and technical personnel. This includes adequate compensation of our employees through the ability to grant stock options or restricted stock awards under our 2005 Stock Incentive Plan (the "2005 Plan"). Competition for such qualified personnel in our industry and the geographical locations of our offices is intense, particularly in software development and technical personnel.

In June and September 2004, the Company implemented a reduction in work force and salary reduction program, pursuant to which 73 employees and consultants were terminated and, with respect to the June 2004 reduction in work force, some of the remaining employees and consultants agreed to accept, during the six-month period ending November 30, 2004, in lieu of a portion of their base salaries, a retention bonus equal to an individually negotiated multiple of the amount of their reduction in pay in the form of shares of common stock, payable only if they remained employed with the Company on November 30, 2004. In November 2004 the Company's stockholders approved the 2005 Plan which provides for issuance of common stock of up to 5,500,000 shares to the Company's employees, consultants and directors through restricted stock awards or reserved for the exercise of options. In order to retain its employees the Company awarded restricted stock to all of the then current employees that did not participate in the above retention bonus program. Those employees who participated in the retention bonus program were given the choice of receiving said bonus or relinquishing it in return for the restricted stock award. Substantially all these employees agreed to relinquish their rights to the above retention bonus in return for the new award of restricted shares of the Company's common stock. The issuance of 3,449,248 shares of restricted stock to the Company's employees was approved by the Board of Directors in 2004, which generally vested 40% on January 1, 2005 and the remainder vest in eight equal quarterly installments commencing on April 1, 2005. See Item 11 for additional information about the 2005 Plan and the proposal to shareholders to increase the number of shares authorized to be issued under the plan. Vested and unvested awards and other uses of stock under the 2005 plan exceed the number of shares authorized under the plan by 3,144,807 shares. The Company is seeking shareholder approval to increase the number of shares authorized under the plan. Should the shareholders not authorize this increase, some shares which vest under the plan after December 31, 2004 may not be issued. The Company will record an adjustment to reflect the market price at the time of any such shareholder approval.

ITEM 2. PROPERTIES

      In February 2004, we relocated our executive offices from 420 Lexington Avenue, New York, New York to 33 Maiden Lane, New York, New York, which consists of approximately 22,000 square feet that we are subletting under a sublease that expires on June 29, 2008. We are obligated to continue to make monthly rental payments until the expiration of our Lexington Avenue lease on January 31, 2005 (see Item 3 - Legal Proceedings).

      As of December 31, 2004 we currently have commitments for payment of rent for the following four leased offices:

                                     Square                       Lease
Location                             Footage                  Expiration Date
--------                             -------                  ---------------
New York, New York                    21,944                      6/29/08
  (33 Maiden Lane)
Salt Lake City, Utah                     539                      7/31/06
Irving, Texas                          3,603                      9/30/06
Vero Beach, Florida                    3,025                      8/31/06

      In the second quarter of 2004, we decided to vacate our office facilities in Florida. In connection with this lease abandonment, we recorded an accrual for expected losses on the lease equal to the present value of the remaining lease payments, net of reasonable sublease income, of approximately $83,000, which was recorded in the second quarter of 2004 in selling, general and administrative expenses in the accompanying statements of operations. During the third and fourth quarters of 2004 we revised our estimate of the expected lease loss and recorded an additional accrual of $205,000 in the aggregate.

ITEM 3. LEGAL PROCEEDINGS

      From time to time, the Company is involved in claims and litigation that arise out of the normal course of business. Currently, other than as discussed below, there are no pending matters that in management's judgment are expected to have a material adverse effect on the Company's financial statements.

      On June 3, 2003, two former executive officers, John Prufeta and Patricia Minicucci commenced an action against the Company by filing a Complaint in the Supreme Court of the State of New York for Nassau County (Index No. 03-008576) in which they alleged that the Company breached separation agreements entered into in December 2002 with each of them, and that the Company failed to repay amounts loaned by Mr. Prufeta to the Company. Mr. Prufeta sought approximately $395,000 (including a loan of $120,000) and Ms. Minicucci sought approximately $222,000. The Complaint was served on July 23, 2003. On July 15, 2003, the Company paid in full the $120,000 so loaned together with interest, without admitting the claimed default. On February 2, 2004, the Supreme Court of the State of New York for Nassau County issued an order for partial summary judgment in favor of Ms. Minicucci for the unpaid severance obligations of $138,064. The Company made severance payments to both former executives through May 2004 but due to capital constraints has not made any subsequent payments. The Company is continuing negotiations with the plaintiffs to settle the dispute amicably. The amounts payable to M. Prufeta and Minicucci are included in accrued expenses in the accompanying balance sheet as of December 31, 2004.

      On August 19, 2003, we commenced an action in the Federal District Court for the Southern District of Ohio (Case No. C-02-585) against PocketScript, LLC for $154,000, representing the unpaid principal amount of a note payable to us for advances made to PocketScript while we were performing due diligence leading to a potential purchase of PocketScript, which did not occur. On September 15, 2003 the individuals who were owners of an entity that was an owner of PocketScript filed an action against us and against Darryl Cohen, our former chief executive officer, personally, in the Court of Common Pleas, Hamilton County, Ohio (Case No. A0306937). We were served on October 27, 2003. This action alleges breach of contract and claims $850,000 of damages, and also alleges fraud and claims $1 million of compensatory damages and $3 million of punitive damages. On March 4 2004, we entered into a settlement agreement with PocketScript and its principal and exchanged general releases. Under the terms of the settlement, PocketScript agreed to pay us $75,000. All parties to the settlement agreement reserved their rights in the pending state court litigation between certain members of PocketScript and us. On March 23, 2005, in connection with the settlement of the dispute with the individuals, we entered into a settlement agreement in principle. Under the settlement agreement, we agreed to issue to such individuals an aggregate of 41,667 restricted shares of our common stock, par value $.001 per share. In order to secure the obligations, the registrant agreed to deposit the amount of $75,000 due and owing to it from Pocketscript in an escrow account to satisfy any amounts still due and owing to the individuals following the sale of the Shares, less an amount of $25,000 payable from the escrow account to such individuals. Following all disbursements from the escrow account, the parties will execute mutual releases and file stipulations to dismiss any pending action with prejudice.

      In the beginning of March 2004, we were effectively served with a Demand for Arbitration by Mark W. Lerner, a former officer, with respect to his claim that we improperly terminated his employment agreement, thereby resulting in claimed damages of as much as $350,000 plus prejudgment interest, statutory penalties relating to unpaid wages of 25% and legal fees. In 2004 the arbitrator awarded $204,330 to Mr., Lerner, which amount has been accrued in the financial statements as of December 31, 2004.

      In February 2004 the Company relocated its executive offices (under a sublease that expires on June 29, 2008) to 33 Maiden Lane, New York, New York. By stipulation the Company has surrendered its previous premises located at 410 Lexington Avenue. In connection with this lease abandonment, the Company recorded an accrual for expected losses on the lease equal to the present value of the remaining lease payments, net of reasonable sublease income in selling, general and administrative expenses in the accompanying statements of operations. In addition, the Company's landlord agreed to offset the Company's security deposit of $130,000 in satisfaction of a portion of the amounts due under the lease. The remaining obligation to the landlord is included in accrued expenses in the Company's balance sheet as of December 31, 2004. The landlord filed a summons and verified complaint against us for alleged damages in the amount of $83,828, plus interest, costs and expenses in connection with the alleged breach of the lease agreement, dated January 2002, by and between the landlord and the Company. The Company has filed an answer to the complaint and intends to vigorously defend against the litigation.

In June 2004, the Company's former law firm commenced an action against the Company by filing a complaint in the Supreme Court of the State of New York for the county of New York (Index No. 108499/04) in which they alleged we breached our retainer agreement by failing to pay $435,280 for legal services allegedly performed. The Company believes it has valid defenses and/or counter claims which the Company intends to vigorously pursue.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

      The following matters were submitted to our shareholders at the 2004 Annual Meeting of Shareholders held on November 18, 2004 (all votes are listed on a pre split basis):

      Proposal # 1. The  following  nominees  for  director  were elected at the
Meeting:

                        Anthony Soich
                        Steven C. Berger

      Proposal # 2. Approval of an amendment to the Company's Restated Certificate Incorporation to effect a reverse stock split of the Company's Common Stock at a ratio of one (1) for sixty (60).

         VOTES FOR                  VOTES AGAINST             VOTES ABSTAINING            BROKER NON-VOTES
         ---------                  -------------             ----------------            ----------------
        176,288,153                  10,344,205                    339,987                        0

      Proposal # 3. Ratification and approval of the adoption of the Company's 2005 Stock Incentive Plan.

         VOTES FOR                  VOTES AGAINST             VOTES ABSTAINING            BROKER NON-VOTES
         ---------                  -------------             ----------------            ----------------
         19,723,414                  12,440,990                    721,971                   154,025,970

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      Our common stock has traded on the American Stock Exchange under the symbol "MXR" from April 6, 2000 until December 18, 2003. Since December 19, 2003 and in connection with our reincorporation in Delaware, our common stock has traded on the American Stock Exchange under the symbol "RCO." The following table sets forth the per share high and low last sale prices (as adjusted retroactively for a one-for-sixty reverse stock split effective December 1,
2004) of our common stock for the period indicated as reported by the American Stock Exchange. On March 21, 2005, the last sale price reported on the American Stock Exchange was $1.05.

                                                  Common Stock Price
                                                  ------------------
                                              High                Low
                                              ----                ---
Year Ended December 31, 2004:
Quarter Ended March 31                        $ 48.61             $ 32.41
Quarter Ended June 30                         $ 38.41             $ 10.80
Quarter Ended September 30                    $ 11.40             $  1.80
Quarter Ended December 31                     $  5.37             $  0.60

Year Ending December 31, 2003:
Quarter Ended March 31                        $ 42.01             $ 17.40
Quarter Ended June 30                         $ 22.80             $ 12.60
Quarter Ended September 30                    $ 28.21             $ 18.60
Quarter Ending December 31                    $ 48.01             $ 26.41


      There were 541 holders of record (and approximately 15,532 beneficial owners) of our common stock as of March 21, 2005. The number of record holders includes stockholders who may hold stock for the benefit of others.

      We did not declare or pay a dividend for the years ending December 31, 2004 or December 31, 2003 and do not expect to pay any dividends on our common stock in the foreseeable future. We currently intend to retain all available funds for the development of our business and working capital purposes. The payment of dividends on our common stock is subject to our prior payment of all accrued and unpaid dividends on any preferred stock outstanding.

      For information regarding our securities issued under our equity compensation plans, see "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - "Equity Compensation Plan Information".

Recent Sales of Unregistered Securities

      All securities sold by us during fiscal 2004 in transactions that were not registered under the Securities Act have been previously reported in Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed with the SEC.

ITEM 6. SELECTED FINANCIAL DATA

      The following consolidated selected financial data, at the end of and for the last five fiscal years, should be read in conjunction with our consolidated financial statements and related notes thereto appearing elsewhere in this report. Our financial statements have been audited by Ehrhardt Keefe Steiner & Hottman PC, our independent auditors for each of our 2002, 2001 and 2000 fiscal years and by BDO Seidman, LLP, our independent registered public accounting firm, of our consolidated financial statements and related notes thereto for each of our 2004 and 2003 fiscal years. The consolidated selected financial data provided below is derived from our consolidated financial statements but is not necessarily indicative of our future results of operations or financial performance.

                                                    2004        2003        2002        2001      2000 (1)
                                                  --------------------------------------------------------
                                                              (in thousands, except per share data)
Revenues                                          $    264    $    191    $     --    $     29    $    326

Costs and expenses
 Software and technology costs                       6,381       2,756       2,366       1,288         865
 Selling, general and administrative expenses       21,193      14,493       5,912       5,746       5,925
 Costs associated with terminated acquisition           --         142         309          --          --
 Impairment of intangible assets                        --          --          --       1,111          --
                                                  --------------------------------------------------------
     Total operating expenses                       27,574      17,391       8,587       8,145       6,790
                                                  --------------------------------------------------------
Other income (expense)
 Other income (loss)                                    50          26         (47)         12         163
 Interest expense and other financing costs        (18,377)     (9,856)       (380)     (2,532)        (43)
                                                  --------------------------------------------------------
     Total other income (expense)                  (18,327)     (9,830)       (427)     (2,520)        120
                                                  --------------------------------------------------------
Loss from continuing operations                    (45,637)    (27,030)     (9,014)    (10,636)     (6,344)
                                                  --------------------------------------------------------
(Loss) income  from discontinued operations           (174)       (109)         --          --         929
Loss on sale of discontinued operations             (3,920)         --          --          --          --
                                                  --------------------------------------------------------
(Loss) income from discontinued operations          (4,094)       (109)         --          --         929
                                                  --------------------------------------------------------
   Net loss                                        (49,731)    (27,139)     (9,014)    (10,636)     (5,415)
                                                  --------------------------------------------------------
Disproportionate deemed dividend issued
  to certain warrant holders                        (1,034)     (2,026)         --          --          --
Beneficial conversion discount related
   to 2003 Series A Convertible Preferred Stock         --      (2,156)         --          --          --
Preferred stock dividends                               --          --          --          --          (1)
                                                  --------------------------------------------------------
Net loss applicable to common stockholders        $(50,765)   $(31,321)   $ (9,014)   $(10,636)   $ (5,415)
                                                  ========================================================

Net (loss) income per share basic and diluted:
  Continuing operations                           ($ 13.54)   ($ 20.84)   ($  8.53)   ($ 12.60)   ($  9.00)
  Discontinued operations                            (1.19)         --          --          --        1.20
                                                  --------------------------------------------------------
Net loss applicable to common stockholders        ($ 14.73)   ($ 20.84)   ($  8.53)   ($ 12.60)   ($  7.80)
                                                  ========================================================

Total assets                                      $  4,313    $  9,673    $  3,793    $  3,101    $  5,089
Working capital (deficit)                         $ (6,306)   $ (1,098)   $   (252)   $ (1,404)   $    394
 Long-term net of current portion
   and debt discount                              $     65    $    269          --          --          --
Stockholders' equity (deficit)                    $ (3,229)   $  5,997    $  1,618    $  1,345    $  4,202

      (1) In February of 2000, we disposed of our remaining medical staffing business and became solely a developer of software for our own use in providing Internet based communications for the medical services industry.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      We develop and market healthcare connectivity software centered around the CarePoint Suite of healthcare communication technology products for electronic prescribing, laboratory orders and results, Internet-based communication, data integration and transaction processing through a handheld device or browser, at the patient point of care. Our products enable communication of healthcare information among physicians' offices, pharmacies, hospitals, pharmacy benefit managers, health management organizations, pharmaceutical companies and health insurance companies. In addition, our CareGiver application provides long term care facilities with a comprehensive solution for wireless order entry and fulfillment of medications, treatments, equipment and supplies; resident and facility administration; electronic charting; administrative process automation; and electronic integration with institutional pharmacies, billing systems, pharmacists, and other vendors. Our technology is designed to provide access to safer, better healthcare and more accurate and less expensive POC information gathering and processing.

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

Revenue Recognition

      We account for our revenue under the provisions of Statement of Position 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". We derive our revenues from three primary sources: license revenues, comprised of fees associated with the licensing of our software to physicians and long term care facilities; service revenues, from maintenance and consulting and training services; and revenues from sales to pharmaceutical companies and other partners. Revenue is recognized when persuasive evidence of an arrangement exists, all obligations have been performed pursuant to the terms of such an arrangement, the product has been delivered, the fee is fixed or determinable and the collection of the resulting receivable is reasonably assured. If any of these criteria are not met, we defer revenue recognition until such time as all criteria are met. Payments received in advance of revenues being recognized are presented as deferred revenue will not be recognized until it is earned and due under the terms of the agreement.

      In October  2004,  the  Company  purchased  the  business  assets of Berdy
Medical Systems, Inc., a company that develops, markets and licenses computer software and hardware for use in physician practices. Software license revenues and system (third party computer hardware) sales are recognized upon execution of the sales contract and delivery of the software and/or hardware. In all cases, however, the fee must be fixed or determinable, collection of any related receivable must be considered probable, and no significant post-contract obligations of the Company shall be remaining. Otherwise, the sale is deferred until all of the requirements for revenue recognition have been satisfied. Maintenance fees for routine client support and unspecified product updates are recognized ratably over the term of the maintenance arrangement. Training, implementation and EDI services revenues are recognized as the services are performed.

Software and Technology Costs

      Technological feasibility for our software is reached shortly before the products are released commercially. Costs incurred after technological feasibility is established are not material, and, accordingly, we expense all software and technology costs when incurred.

Purchase Accounting Valuations

      As required under generally accepted accounting principles, when we make acquisitions such as the assets and businesses of Frontline in 2003 and Berdy Medical Systems in 2004 we make estimates of the fair value of tangible and intangible assets acquired and liabilities assumed. The determination of fair value requires significant judgments and estimates that affect the carrying value of our assets and liabilities. Periodically, we evaluate our estimates, including those related to the carrying value of tangible assets, long-lived assets, capitalized costs and accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions and as circumstances change.

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

Long-lived Assets

      With the exception of goodwill, long-lived assets, such as property and equipment and other intangible assets, net, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and their eventual disposition is less than their carrying amount. Impairment, if any, is assessed using discounted cash flows. During the year ended December 31, 2004, we recognized impairment losses on our fixed assets (furniture, equipment and leasehold improvements) totaling $314,000 relating to suspending operations of our subsidiary LifeRamp Family Financial, Inc. in the third quarter and the closing of our Florida office.

Contingencies

      We are subject to legal proceedings, lawsuits and other claims related to labor, service and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach, such as a change in settlement strategy in dealing with these matters. See Item 3 "Legal Proceedings" and the footnotes to the financial statements for further information.

Equity Transactions

      In many of our financing transactions, warrants have been issued. Additionally, we issue options and warrants to non-employees from time to time as payment for services. In all of these cases, we apply the principles of SFAS No. 123 "Accounting for Stock-based Compensation" to value these awards, which inherently include a number of estimates and assumptions including stock price volatility factors. In addition to interest expense, the Company records financing and certain offering costs associated with its capital raising efforts in its statements of operations. These include amortization of debt issue costs such as cash, warrants and other securities issued to finders and placement agents, and amortization of debt discount created by in-the-money conversion features on convertible debt accounted for in accordance with Emerging Issues Task Force ("EITF") Issue 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and Issue 00-27, "Application of Issue 98-5 to Certain Convertible Instruments," by other securities issued in connection with debt as a result of allocating the proceeds amongst the securities in accordance with Accounting Principles Board ("APB") Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", based on their relative fair values, and by any value associated with inducements to convert debt in accordance with SFAS No. 84, "Induced Conversions of Convertible Debt". We based our estimates and assumptions on the best information available at the time of valuation, however, changes in these estimates and assumptions could have a material effect on the valuation of the underlying instruments.

Results of Operations

Comparison of years ended December 31, 2004 and December 31, 2003.

Revenues. Total revenues for 2004 increased to $264,000, or 38%, as compared to $191,000 in 2003. Approximately $162,000 of the 2004 amount was earned from a distribution partner in connection with marketing our product to a targeted group of physicians pursuant to an agreement, the initial phase of which ended in August 2004. An additional $144,000 of revenue from this partner is included in deferred revenue as of December 31, 2004 and is expected to be earned in 2005 as our software is deployed. In addition, revenues in 2004 include approximately $42,000 relating primarily to the fulfillment of the deferred revenue of Berdy Medical Systems upon acquisition in October 2004. Our revenues in 2003 were earned in connection with prior software customization agreements with third parties.

Operating Expenses. Total operating expenses for 2004 were $27.6 million, compared to $17.4 million for 2003, an increase of $10.2 million.

       In June and September 2004, the Company implemented a reduction in work force and salary reduction program, pursuant to which 73 employees and consultants were terminated and, with respect to the June 2004 reduction in work force, some of the remaining employees and consultants agreed to accept, during the six-month period ending November 30, 2004, in lieu of a portion of their base salaries, a retention bonus equal to an individually negotiated multiple of the amount of their reduction in pay in the form of shares of common stock, payable only if they remained employed with the Company on November 30, 2004. Included in operating expenses for year ended December 31, 2004 are non-cash expenses of $687,000 relating to this retention bonus program.

      In November 2004 the Company's stockholders approved the 2005 Stock Incentive Plan (the "2005 Plan"), which provides for issuance of common stock of up to 5,500,000 shares to the Company's employees, consultants and directors through restricted stock awards or reserved for the exercise of options. In order to retain its employees the Company awarded restricted stock to all of the then current employees that did not participate in the above retention bonus program. Those employees who participated in the above retention bonus program were given the choice of receiving said bonus or relinquishing it in return for the restricted stock award. Substantially all these employees agreed to relinquish their rights to the above retention bonus in return for the new award of restricted shares of the Company's common stock. A total of 3,449,248 shares of Common Stock were approved for issuance of restricted stock to the Company's employees which vest generally as to 40% on January 1, 2005 and the remainder vesting in eight equal quarterly installments commencing on April 1, 2005. Included in operating expenses for year ended December 31, 2004 are non-cash compensation expenses of approximately $2 million relating to this restricted stock program.

      Software and technology costs increased $3.6 million, or 131%, from the prior year, to $6.4 million. The increase is due to the growth in personnel, including $888,000 relating to the six month retention bonus and restricted stock award programs that commenced in June and November 2004, respectively, approximately $700,000 attributable to our engineering and quality assurance groups, which were formed in December 2003 and the second quarter of 2004, respectively, $800,000 relating to higher consulting and travel related costs,
$1.1 million relating to technology and communication costs and $200,000 relating to depreciation and amortization of technology and other intangible assets.

      Selling, general and administrative expenses increased $607 million, or 46%, from the prior year, to $22.4 million. The increase relates in part to operating expenses incurred by the Company in the period relating to the development of LifeRamp of approximately $2.4 million as compared to $1.0 million in 2003. The remainder of the increase in the 2004 period over the 2003 period is attributable primarily to the following: $1.2 million relating to the value of a warrant issued to the CEO whereby per his employment agreement he is entitled to purchase up to one-nineteenth of the outstanding shares of our common stock, at an exercise price of $1.14, increased salaries and related costs for sales, marketing, customer care, executive and administrative personnel of approximately $900,000, $1.8 million relating to the six-month retention bonus and restricted stock award programs that commenced in June and November 2004, respectively, non-cash compensation expenses totaling $900,000 relating to the reduction in the value of stock previously issued to vendors, consultants and employees for services rendered, $1.0 million relating to increased rent and lease abandonment costs; asset impairment charges of $314,000, all offset in part by an approximate $1.8 million reduction in expenses incurred for travel, meals, advertising and consulting services.

      Other Income and (Expense) for 2004 were $(18.3 million), compared to $(9.8 million) for the prior year, an increase of $8.5 million. The increase is primarily due to financing costs incurred in July 2004 relating to additional issuances of debt and equity instruments in connection with the anti-dilutive provisions of our March 2004 financing transactions and debt issuance costs relating to the issuance of warrants along with convertible promissory notes which is being amortized over the six month term of the notes. In addition, a debt conversion expense of approximately $6.7 million was incurred in 2004 relating to the reduction in the conversion rate of convertible debt issued in the July 2004 financing.

      Discontinued Operations. The year ended December 31, 2004 reflects a loss from discontinued operations of $4.1 million relating to the sale of OnRamp on September 30, 2004 and its operating loss for the nine months. Goodwill of $3,357,000 was removed from the balance sheet as a result of the sale of OnRamp.

      Dividends.   The  year  ended   December   31,   2004  was   impacted   by
disproportionate deemed dividends totaling $1.0 million, caused by the modification of warrants held by certain warrant holders and the issuance of additional shares of common stock to previous investors, to induce these investors to exercise their warrants and continue to invest in future periods. The year ended December 31, 2003 was impacted by disproportionate deemed dividends totaling $2.0 million

      Net Loss. As a result of the above factors, the net loss applicable to our common shareholders for the year ended December 31, 2004 increased to $50.8 million, as compared to $31.3 million in 2003.

Comparison of years ended December 31, 2003 and December 31, 2002.

Revenues. Total revenues for 2003 were $191,000 compared to no revenues in 2002. The increase was primarily due to the recognition of $173,000 of revenues related to certain technology agreements, coupled with revenue earned from a distribution partner in connection with our product to a targeted group of physicians of $18,000.

Operating Expenses. Total operating expenses for 2003 were $17.4 million, compared to $8.6 million for 2002, an increase of $8.8 million.

      Software and technology costs increased $390,000, or 16.5%, from the prior year to $2.8 million. The increase is due to the growth in personnel cost of $105,000, coupled with additional costs associated with the formation of our new engineering department of $40,000, and the increases in consulting and travel related costs of $88,000 and $41,000, respectively, as well as higher technical licensing, technology tools and communication costs of $116,000 due to the increased support of the new technology.

      Selling, general and administrative expenses increased $8.6 million, or 145%, from the prior year to $14.5 million. The increase is due to higher salaries and benefits costs of $492,000 which includes $392,000 for our expanded marketing department and $100,000 spent on the growing sales operations department coupled with an increase of $1.3 million in advertising and promotion, including our television advertisement campaign, and increased travel related costs, and professional fees of $643,000 and $3.7 million, respectively. Additionally, executive compensation costs and board of director costs increased approximately $2,530,000 due to increased personnel, coupled with non-cash charges related to stock option, warrants and restricted stock grants.

      Terminated Acquisition. Costs associated with a terminated acquisition were $142,000 and related to the write-off of expenses associated with the potential acquisition of PocketScripts.

Other Income and Expense

      Other income (expense) for 2003 were $(9.8 million), compared to $(0.4 million) for the prior year, an increase of $9.4 million. The increase is primarily due to the increased number of various types and levels of capital raises done during 2003.

      Dividends. As a result of the financings mentioned above, the year was impacted by a disproportionate deemed dividend, caused by the modification of warrants held by certain warrant holders and common stock held by certain purchasers of our common stock. Additionally, we recorded a beneficial conversion feature discount related to the placement of our 2003 Series A convertible preferred stock in December 2003. The Black-Scholes values of the warrant modifications and the intrinsic value of the beneficial conversion feature of $2.0 million and $2.2 million, respectively, are reflected as an increase in net loss applicable to common stockholders and in basic and diluted loss per share.

      Net Loss. As a result of the above factors, the net loss applicable to our common shareholders for the year ended December 31, 2003 increased to $31.3 million, as compared to $9.0 million in 2002.

Liquidity and Capital Resources

      We had $455,000 in cash as of December 31, 2004 compared to $1,806,000 in cash as of December 31, 2003. The net working capital deficit was ($6,306,000) as of December 31, 2004, compared to a deficit of ($1,098,000) at December 31, 2003.

      During 2004, net cash used in operating activities was $13,495,000 compared to $12,847,000 in 2003. During 2004 we raised approximately $12.6 million of net proceeds through various private placements of our common stock, convertible debentures and promissory notes, together with common stock warrant and option exercises.

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

      The Company expects to continue to experience losses in the near term, until such time that its technologies can be successfully deployed with physicians, clinics and skilled nursing facilities and long term care facilities to produce revenues. The continuing deployment, marketing and the development of the merged technologies will depend on the Company's ability to obtain additional financing. The Company has not generated any significant revenue to date from this technology. The Company is currently funding operations through the sale of common stock and convertible debt, and there are no assurances that additional investments or financings will be available as needed to support the development and deployment of the merged technologies. The need for the Company to obtain additional financing is acute and failure to obtain adequate financing could result in lost business opportunities, the sale of the Company at a distressed price or may lead to the financial failure of the Company.

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

Recent Developments

      On January 12, 2005, the Company entered into a securities purchase agreement with DKR Soundshore Oasis Holding Fund Ltd., Harborview Master Fund, L.P. and Platinum Partners Value Arbitrage Fund, L.P., each an institutional investor, pursuant to which the Company agreed to sell, and the investors agreed to purchase, 8% convertible redeemable debentures in the aggregate amount of up to $4,000,000 and five-year warrants to purchase up to 1,666,667 shares of common stock at an exercise price of $2.40. The debentures are convertible into common stock of the Company at an initial conversion price of $2.40. A first closing of $2,000,000 occurred on January 13, 2005 and a second closing of
$2,000,000 shall occur upon the completion of certain closing conditions set forth in the securities purchase agreement. The Company is obligated to redeem one-fifth of the principal and interest amount on the debentures in cash or, at the option of the Company, shares of common stock, on the first day of each month, commencing on the earlier of (a) May 12, 2005, and (b) the first date following the 20th day after the effective date of the registration statement registering for resale the securities issuable upon conversion of the debentures, and ending upon the full redemption of the debentures. If the Company elects to make redemption payments in shares of common stock, the principal amount is convertible based upon a conversion price equal to the lesser of the initial conversion price or 85% of the average of the three lowest closing bid prices for the Company's common stock during the 20 trading days immediately prior to the monthly redemption date. The Company is also obligated to pay 8% in interest on the outstanding principal on the debentures (i) on the effective date on which the debentures are converted into shares of common stock of the Company, (ii) on each monthly redemption date or (iii) on the maturity date, at the interest conversion rate.

      Assuming the maximum amount of $4,000,000 is purchased, the Company has agreed to issue to the investors additional investment rights to purchase additional debentures in the aggregate principal amount of up to $1,320,000 along with five year warrants to purchase an aggregate of 550,000 shares of the Company's common stock, on the same terms and conditions as the original debentures and warrants. The debentures and warrants are subject to customary protection against dilution.

      As a result of the first closing, previously issued and outstanding notes of the Company in the aggregate principal amount of $452,000, plus interest, are automatically convertible into one hundred and twenty percent of principal amount of debentures, together with warrants, of the Company having the same terms and conditions as set forth above. In addition, upon each closing, the Company's financial advisor is entitled to receive a warrant to purchase seven percent of the shares of common stock issued or issuable upon conversion or exercise of the debentures and warrants at an exercise price of $2.40.

      On January 12, 2005, the Company entered into a securities purchase agreement (the "Equity Line Agreement") with each of Yokuzuna Holdings and Harborview Master Fund, L.P., two institutional investors, whereby, subject to certain closing conditions and other criteria being met, such investors agreed to provide an equity line of credit to the Company (the "Equity Line Financing") to purchase from the Company an aggregate amount of up to $25,000,000 through the issuance of shares of common stock by the Company to the investors. Since at least one of the investors which is a party to the Equity Line Agreement also owns Convertible debentures issued by the company with a fluctuating conversion or redemption price, the investor could potentially affect the terms on which the investor could purchase the shares of common stock underlying the Equity Line Financing through conversion or redemption of Convertible debentures and the sale of shares of common stock acquired following conversion or redemption of the Convertible debentures into the public marketplace. Therefore, the investor is considered not to be irrevocably bound to purchase shares of common stock and the Equity Line Financing does not constitute a viable means for the Company to obtain capital under current interpretations of the federal securities laws by the SEC relating to "equity line" financing arrangements. As a result, the Company will not be able to register the shares of common stock underlying the Equity Line Financing or draw down under the line of credit. Therefore the Company has determined not to seek stockholder approval of the Equity Line Financing on its definitive proxy statement filed with the SEC on March 16, 2005. Although there can be no assurances that this will occur, the Company may determine to seek stockholder approval of the Equity Line Financing in the future in the event the investors who own the Convertible debentures no longer own any of these securities or if a new investor unaffiliated with the current investors agrees to participate in the Equity Line Financing.

      On March 31, 2005, the Company entered into a securities purchase agreement with Alpha Capital AG, Ellis International Ltd. and Double U Master Fund LP, each an institutional investor, pursuant to which the Company agreed to sell, and the investors agreed to purchase, 8% convertible redeemable debentures in the aggregate amount of $2,100,000 and five-year warrants to purchase 840,000 shares of common stock at an exercise price of $1.25. The debentures are convertible into common stock of the Company at an initial conversion price of $1.25. A first closing of $1,050,000 occurred on March 31, 2005. A second closing of $1,050,000 shall occur upon the completion of certain closing conditions set forth in the securities purchase agreement. The Company is obligated to redeem one-fifth of the principal and interest amount on the debentures in cash or, at the option of the Company, shares of common stock, on the first day of each month, commencing on the earlier of (a) July 29, 2005, and
(b) the first date following the 20th day after the effective date of the registration statement registering for resale the securities issuable upon conversion of the debentures, and ending upon the full redemption of the debentures. If the Company elects to make redemption payments in shares of common stock, the principal amount is convertible based upon a conversion price equal to the lesser of the initial conversion price or 85% of the average of the three lowest closing bid prices for the Company's common stock during the 20 trading days immediately prior to the monthly redemption date. The Company is also obligated to pay 8% in interest on the outstanding principal on the debentures (i) on the effective date on which the debentures are converted into shares of common stock of the Company, (ii) on each monthly redemption date or
(iii) on the maturity date, at the interest conversion rate.

      Assuming the maximum amount of $2,100,000 is purchased, the Company has agreed to issue to the investors additional investment rights to purchase additional debentures in the aggregate principal amount of up to $693,000 along with five year warrants to purchase an aggregate of 554,400 shares of the Company's common stock, on the same terms and conditions as the original debentures and warrants. The debentures and warrants are subject to customary protection against dilution. At the first closing, the Company paid a cash fee of 3% of the original purchase price for liquidated damages owed to the investors under the January 12, 2005 financing agreements. In addition, upon each closing, the Company's financial advisor is entitled to receive a warrant to purchase seven percent of the shares of common stock issuable upon conversion of the debentures at an exercise price of $1.25.

      In connection with the above transactions and in order to obtain the waiver and consent of the January 12, 2005 investors, the Company entered into an amendment to the securities purchase agreement, dated as of January 12, 2005, with DKR Soundshore Oasis Holding Fund Ltd., Harborview Master Fund, L.P. and Platinum Partners Value Arbitrage Fund, L.P., each an institutional investor, pursuant to which the initial conversion price for the 8% convertible redeemable debentures in the aggregate amount of up to $4,000,000 ($2,000,000 of which were sold to the investors at the first closing) was reduced from $2.40 to $1.25 and the exercise price of the five-year warrants to purchase up to 1,666,667 shares of common stock was reduced from $2.40 to $1.25. In addition, the additional investment rights to purchase additional debentures in the aggregate principal amount of up to $1,320,000 along with five year warrants to purchase an aggregate of 550,000 shares of the Company's common stock, on the same terms and conditions as the original debentures and warrants, were modified by the amendment to reduce the conversion and exercise price from $2.40 to $1.25. Moreover, the conversion price of convertible redeemable debentures in the aggregate principal amount of $546,015 and the exercise price of warrants to purchase an aggregate of 201,351 shares of common stock was reduced from $2.40 to $1.25. Pursuant to the amendment, if the Company does not file a registration statement covering the underlying shares of common stock on or before April 5, 2005, the original investors have the right not to purchase convertible debentures and warrants otherwise required at the second closing.

Contractual Obligations

      Below is a table that presents our contractual obligations and commitments at December 31, 2004:

                              Payment Due By Period
                                 (in thousands)

                                       TOTALS         2005         2006         2007         2008
                                       ------         ----         ----         ----         ----
Notes payable                        $  167,000   $  167,000
Convertible debt                        727,000      527,000                             $  200,000
Operating leases                      1,939,000      614,000   $  580,000      490,000      255,000
Total Contractual Obligations        $2,833,000   $1,308,000   $  580,000   $  490,000   $  455,000
                                     ----------   ----------   ----------   ----------   ----------

      See Note 6 to the financial statements for details of the principal amounts of the notes and the debt discount associated therewith. In addition to the principal amounts of the debt noted above, we also have an obligation for payment of interest expense on the notes payable and convertible debt which is approximately $69,000 at December 31, 2004. Also, see Note 9 to the financial statements for information regarding commitments and contingent liabilities.

      Attached hereto and filed as a part of this Annual Report on Form 10-K are our consolidated financial statements, beginning on page F-1.

Recently Issued Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. For the Company, SFAS 123R is effective for periods beginning after June 15, 2005. Early application of SFAS 123R is encouraged, but not required.

      Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods. The Company has not yet determined the method of adoption it will use.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On June 20, 2003, upon recommendation and approval of our audit committee, we dismissed Ehrhardt Keefe Steiner & Hottman, PC, which served as our independent registered public accounting firm for our 2002 fiscal year, and determined to engage BDO Seidman, LLP as our independent registered public accounting firm for our 2003 fiscal year. This change in independent auditors was previously reported by us in a Current Report on Form 8-K, dated June 20, 2003, filed June 26, 2003 and in a Current Report on Form 8-K/A, dated June 20, 2003, filed September 4, 2003.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      Our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of disclosures controls and procedures under Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 are inadequate as of December 31,2004.

      Our auditors, BDO Seidman, LLP, have advised us and our audit committee that, under standards established by the Public Company Oversight Accounting Board (United States), reportable conditions involve matters that come to the attention of auditors that relate to significant deficiencies in the design or operation of internal controls of an organization that, in the auditors' judgment, could adversely affect the organization's ability to record, process, summarize and report financial data consistent with the assertions of management in the consolidated financial statements.

      While the company has taken several steps to improve internal controls in 2004, BDO Seidman, LLP has advised our management and our Audit Committee that, in BDO Seidman, LLP's opinion, there were reportable conditions during 2004, which constituted material weaknesses in internal control. The identified material weakness stems from the company's numerous non-routine equity transactions involving complex and judgmental accounting issues. While all of these transactions were recorded, BDO Seidman in their audit work noted instances where Generally Accepted Accounting Principals were not correctly applied and adjustments to the company's financial statements were required.

      As a result of the material weaknesses described above, our management, including our Chief Executive Officer and our Chief Financial Officer, has determined that our disclosure controls and procedures were inadequate as of December 31, 2004. As part of the remedial steps taken in 2004, the company added the position of Vice President of Finance to oversee technical accounting, financial reporting and internal control issues. The individual hired in August 2004 for this position notified the company of his intent to leave at the end of the 1st quarter in 2005. The company is actively searching for a replacement.

      The company is also searching for an additional staff accounting resource to assist the controller in accounting and reporting transactions

      Additionally, in order to better determine the appropriate accounting for complex equity transactions, the company intends to engage outside expertise to formulate the proper accounting treatment for such transactions.

ITEM 9B. OTHER INFORMATION

      On March 31, 2005, the Company entered into a securities purchase agreement with Alpha Capital AG, Ellis International Ltd. and Double U Master Fund LP, each an institutional investor, pursuant to which the Company agreed to sell, and the investors agreed to purchase, 8% convertible redeemable debentures in the aggregate amount of $2,100,000 and five-year warrants to purchase 840,000 shares of common stock at an exercise price of $1.25. The debentures are convertible into common stock of the Company at an initial conversion price of $1.25. A first closing of $1,050,000 occurred on March 31, 2005. A second closing of $1,050,000 shall occur upon the completion of certain closing conditions set forth in the securities purchase agreement. The Company is obligated to redeem one-fifth of the principal and interest amount on the debentures in cash or, at the option of the Company, shares of common stock, on the first day of each month, commencing on the earlier of (a) July 29, 2005, and
(b) the first date following the 20th day after the effective date of the registration statement registering for resale the securities issuable upon conversion of the debentures, and ending upon the full redemption of the debentures. If the Company elects to make redemption payments in shares of common stock, the principal amount is convertible based upon a conversion price equal to the lesser of the initial conversion price or 85% of the average of the three lowest closing bid prices for the Company's common stock during the 20 trading days immediately prior to the monthly redemption date. The Company is also obligated to pay 8% in interest on the outstanding principal on the debentures (i) on the effective date on which the debentures are converted into shares of common stock of the Company, (ii) on each monthly redemption date or
(iii) on the maturity date, at the interest conversion rate.

      Assuming the maximum amount of $2,100,000 is purchased, the Company has agreed to issue to the investors additional investment rights to purchase additional debentures in the aggregate principal amount of up to $693,000 along with five year warrants to purchase an aggregate of 554,400 shares of the Company's common stock, on the same terms and conditions as the original debentures and warrants. The debentures and warrants are subject to customary protection against dilution. At the first closing, the Company paid a cash fee of 3% of the original purchase price for liquidated damages owed to the investors under the January 12, 2005 financing agreements. In addition, upon each closing, the Company's financial advisor is entitled to receive a warrant to purchase seven percent of the shares of common stock issuable upon conversion of the debentures at an exercise price of $1.25.

In connection with the above transactions and in order to obtain the waiver and consent of the January 12, 2005 investors, the Company entered into an amendment to the securities purchase agreement, dated as of January 12, 2005, with DKR Soundshore Oasis Holding Fund Ltd., Harborview Master Fund, L.P. and Platinum Partners Value Arbitrage Fund, L.P., each an institutional investor, pursuant to which the initial conversion price for the 8% convertible redeemable debentures in the aggregate amount of up to $4,000,000 ($2,000,000 of which were sold to the investors at the first closing) was reduced from $2.40 to $1.25 and the exercise price of the five-year warrants to purchase up to 1,666,667 shares of common stock was reduced from $2.40 to $1.25. In addition, the additional investment rights to purchase additional debentures in the aggregate principal amount of up to $1,320,000 along with five year warrants to purchase an aggregate of 550,000 shares of the Company's common stock, on the same terms and conditions as the original debentures and warrants, were modified by the amendment to reduce the conversion and exercise price from $2.40 to $1.25. Moreover, the conversion price of convertible redeemable debentures in the aggregate principal amount of $546,015 and the exercise price of warrants to purchase an aggregate of 201,351 shares of common stock was reduced from $2.40 to $1.25. Pursuant to the amendment, if the Company does not file a registration statement covering the underlying shares of common stock on or before April 5, 2005, the original investors have the right not to purchase convertible debentures and warrants otherwise required at the second closing.

On or about March 30, 2005, certain individuals filed a first amended original petition against Mr. Andrew Brown, our current chief executive officer and director, and Mr. Darryl Cohen, our former chief executive officer and director alleging, among other things, several causes of action based upon alleged representations made by Mr. Brown and Mr. Cohen to these individuals. The plaintiffs also named a former Company advisor and the Company's attorneys as defendants in the litigation. The Company is not a defendant in the litigation. The Company has been advised by Mr. Brown that he believes the allegations against him are frivolous, that he intends to vigorously defend against them, and that he has good and meritorious defenses and/or counterclaims to the litigation. Although the Company is not a defendant in the litigation, the Company has notified its directors and officers liability insurance carrier regarding the litigation and has agreed to initially indemnify Mr. Brown and Mr. Cohen for costs and expenses related to their defense in this litigation, subject to the indemnification provisions governing the parties. The Company has no reason to believe the insurance carrier will not reimburse the Company for such costs and expenses following payment of the initial deductible amount.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our directors and executive officers, as of March 14, 2005, are as follows:

           Name                Age                      Position                  Director or
           ----                ---                      --------                 Officer Since
                                                                                 -------------
Steven C. Berger (1)(2)        44       Director                                     2004
Andrew Brown                   35       President, Chief Executive Officer,          2003
                                        Chairman and Director
Louis E. Hyman                 37       Executive Vice President and Chief           2001
                                        Technology Officer
Ron Munkittrick                45       Chief Financial Officer and Secretary        2004
Steven A. Shorr (1)(2)(3)      36       Director                                     2004
Tony Soich (1)                 44       Director                                     2004
Jeffrey A. Stahl (2)(3)        49       Director                                     2003

   (1) Member of the Audit Committee.
   (2) Member of the Compensation Committee.
   (3) Member of the Nominating Committee.

      All of our executive officers are full-time employees. Each executive officer holds office until his or her successor is elected and qualified or until his or her earlier resignation, retirement or removal.

      Our Board of Directors is composed of five directors, divided into three classes. Each class of director serves for a term expiring at the third succeeding annual meeting of stockholders after the year of election of such class, and until their successors are elected and qualified. Messrs. Brown and Shorr are our Board's Class III directors whose term of office will expire in 2006. Messrs. Berger and Soich are our Board's Class II directors whose term of office will expire in 2007. Dr. Stahl is our Board's Class I director whose term of office will expire in 2005.

Biographical Information on each current executive officer and director is set forth below.

      Steven C. Berger. Steven Berger has been chief financial officer of Global/CHC Worldwide LLC, a chemical coatings company, since February 2004. From October 1999 to present, Mr. Berger has been President of Morgan Harris & Co., where he was involved in equity trading. From June 2000 to June 2003, Mr. Berger was chief financial officer of Virtual BackOffice Inc., a company that provides "virtual" secretarial services. Mr. Berger graduated from Boston University with a BS in Business Administration with a concentration in Finance.

      Andrew Brown. Andrew Brown was appointed our Chief Executive Officer and Chairman of the Board in April 2004. Prior to this appointment, Mr. Brown served as our President and Chief Operating Officer since October 2003. Prior to such appointment, Mr. Brown was an employee and affiliate of External Affairs, Inc., which was a consultant to us from August 2001 to April 2004. External Affairs is a consulting firm focused on investor relations, financing and strategic advice to small public and private companies. Prior to working for External Affairs, from July 1997 to August 2001, Mr. Brown served as president and chief investment officer of CounterPoint Capital Management, an investment fund focused on small public and private companies. Mr. Brown graduated from Queens College with Honors, with a BA in Economics and Accounting, and from New York University's Stern School of Business, with an MBA in Finance, International Business and Economics. Mr. Brown is a licensed certified public accountant.

      Louis E. Hyman. Louis Hyman joined us in May 2001 as Executive Vice President and Chief Technology Officer, and acted as interim Chief Technology Officer for the two months prior thereto, while he was performing consulting work for us. From November 2000 until joining us, Mr. Hyman was president and chief executive officer of Ideal Technologies, Inc., a healthcare integration consulting firm. From 1999 to November 2000, Mr. Hyman was vice president for information technology at WebMD Corporation and its predecessor companies. For more than eight years prior to 1999, Mr. Hyman was vice president and director of development for LaPook Lear Systems, Inc., a predecessor of WebMD, Inc. Mr. Hyman graduated from St. John's University summa cum laude where he earned a BS degree in Computer Science.

      Ronald C. Munkittrick was appointed as our Chief Financial Officer and Secretary, effective October 12, 2004. Mr. Munkittrick had been our consultant since early June 2004 and was a consultant to other entities from December 2003 through June 2004. Previously, Mr. Munkittrick served as chief financial officer of Cape Success LLC, a staffing and information technology consulting company, from September 2001 through November 2003, chief financial officer of Decima Ventures, a venture capital company, from April 2001 through September 2001, chief financial officer of Site59.com, an online travel company, from April 2000 to April 2001, and vice president of finance of Genesis Direct, a direct marketing company, from November 1995 to April 2000.

      Steven A. Shorr. Since December 2001, Mr. Steven Shorr has operated his own accounting practice providing businesses and individuals with tax, accounting and consulting services. From July 2001 through November 2001, Mr. Shorr was a manager with Jeffrey A. Getzel & Co. LLP, an accounting practice. From April 2000 to April 2001, Mr. Shorr served as controller of CounterPoint Capital Management, LLC, an investment fund with holdings in small public and private companies. Prior to that he was a manager for a public accounting firm with a specialization in real estate, Cavalcante & Company, CPAs. Prior to that, Mr. Shorr served as a fraud investigator for Commonwealth Land Title Insurance Company. He began his professional career as an accountant with the real estate specialty firm of Kenneth Leventhal & Company. He graduated from Queens College, with Honors, with a BA in Accounting. He is a member of the New York State Society of Certified Public Accountants.

      Tony Soich. Mr. Soich has been a Managing Director in the Investment Banking Division of Ladenburg Thalmann & Co. Inc. since June 2002. Prior to joining Ladenburg, Mr. Soich was an independent consultant from November 2001 to June 2002. From August 1999 to October 2001, Mr. Soich was a Managing Director of Corporate Finance at Roth Capital Partners and head of the Structured Finance Group (SFG) and Director of Investment Banking at The Boston Group in Los Angeles. Mr. Soich started his career as a tax and corporate attorney in New York City with Shearman & Sterling and Deloitte, Haskins & Sells, advising investment banking clients and LBO fund clients in tax and financial structuring. Mr. Soich holds a BSBA, MBA, and JD, with honors, from Drake University and an LLM, in Taxation, from New York University. Mr. Soich is a Certified Public Accountant in Iowa and Attorney in New York and Iowa.

      Jeffrey A. Stahl. Dr. Jeffrey Stahl is a medical doctor in private practice in the area of non-invasive cardiology since May 2000. From January 1996 until May 2000, Dr. Stahl was the Director of Non-Invasive Cardiology at St. Francis Hospital in Roslyn, New York. Dr. Stahl graduated from Boston University with a BA and from Albert Einstein College of Medicine with an MD.

Audit Committee

      The Company has an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Among other things, the Audit Committee reviews the financial reports and other financial information provided by the Company to any governmental body and the public; the Company's system of internal controls regarding finance, accounting, legal compliance and ethics that management and the Board may from time to time adopt; and the Company's auditing, accounting and financial reporting processes generally. The Audit Committee also recommends to the Board the selection of the independent auditors and approves fees and other compensation to be paid to the independent auditors. The Audit Committee operates under a written charter adopted by the Company's Board of Directors which comports with the standards of the Securities and Exchange Commission and American Stock Exchange ("AMEX") requirements for independent audit committees. The Audit Committee annually reviews and assesses the charter and will, if it determines it appropriate, recommend changes to the charter to the entire Board of Directors. The Audit Committee currently consists of Steven C. Berger, Tony Soich and Steve Shorr, each of whom meets the independence requirements for audit committee members under the listing standards of the Securities and Exchange Commission and AMEX. None of the current members have been designated by the Company's Board of Directors to be a "financial expert," as such term is defined under rules and regulations promulgated by the Securities and Exchange Commission. The Board of Directors believes that the members comprising the Audit Committee, all of whom have had distinguished careers within prominent and sophisticated businesses, have the requisite expertise and abilities to fulfill their responsibilities on the Audit Committee. During the fiscal year ended December 31, 2004, the Audit Committee met five times.

Section  16(a)  Beneficial   Ownership  Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on the Company's review of the copies of such reports by it, the Company believes that during fiscal 2004 all such filings were made, except that (a) Messrs. Munkittrick, Soich and Hyman filed late initial statements of beneficial ownership of securities on Form 3 and (b) each of Dr. Stahl and Messrs. Brown, Berger, Soich, Shorr, Hyman and Munkittrick filed late annual statements of changes in beneficial ownership of securities on Form 5.

Code of Ethics

      We have adopted a code of ethics (filed as Exhibit 14 to this Form 10-K) that applies to our employees including our principal executive officer and principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11. EXECUTIVE COMPENSATION

      Summary Compensation Table. The following table sets forth information concerning compensation for services in all capacities to the Company for the three years ended December 31, 2004, awarded or paid to, or earned by our chief executive officer, the two most highly compensated executive officers who earned more than $100,000 in 2004 who were serving as such at December 31, 2004 and three additional executive officers who would otherwise have been included had they remained executive officers at December 31, 2004 (the "Named Officers").

                           Summary Compensation Table

                                         Annual Compensation             Long-Term Compensation
Name and Principal                                                    Restricted      Securities        All Other
Position                    Year    Salary      Bonus      Other     Stock Awards Underlying Options  Compensation
Darryl R. Cohen             2004    $226,443   $65,000  $121,122(1)       -              -                  -
Chairman and Chief          2003    $262,644  $150,000  $ 10,685(2)  $340,000(3)        50,000         $81,933(4)
Executive Officer (former)  2002    $ 42,404      -          -            -              -                  -

Andrew Brown                2004   $107,446                  -                       2,427,187        $102,375 (5)
Chairman, Chief Executive              -
Officer, President                     -

Ronald Munkittrick          2004    $38,308       -          -                         903,506         46,250 (6)
Executive Vice President               -          -          -                            -
and Chief Financial Officer            -          -          -                            -

Paul Hessinger              2004    $101,538   $25,000       -                            -                 -
Executive Vice President    2003     $100,00   $25,000       -                           5,333              -
(former)                                          -          -

Louis E. Hyman              2004    $197,404                 -                         986,842              -
Executive Vice President    2003    $217,865   $15,000       -                           8,333              -
and Chief                   2002    $211,860      -          -                           2,083
Technology Officer

Mitchell Cohen              2004    $138,094   $50,000       -                            -                 -
Executive Vice President
and Chief Financial
Officer (former)

------------------
(1) Includes automobile allowance, income tax on granted stock options and life insurance premiums for such executive.

(2)  Includes  automobile   allowance  and  life  insurance  premiums  for  such
executive.

(3) Indicates grant date value of award of 16,667 shares of restricted stock which vesting was accelerated in full on November 20, 2003.

(4) Prior to his resignation on April 25, 2004, Mr. Cohen joined our company as chief executive officer in September 2003. Prior to that time, Mr. Cohen served as a consultant to us. "All Other Compensation" includes consulting fees paid to Mr. Cohen.

 (5) Mr. Brown joined our company as president and chief operating officer in November 2003. Prior to that time, Mr. Brown served as a consultant to us. "All Other Compensation" includes consulting fees paid to Mr. Brown.

(6) Mr. Munkittrick joined our company as an employee in September 2004 and was appointed as our chief financial officer in October 2004. Prior to that time, Mr. Munkittrick served as a consultant to us. "All Other Compensation" includes consulting fees paid to Mr. Munkittrick.

         Option Grants Table. The following table sets forth information on grants of stock options during fiscal 2004 to the Named Officers. All such options are exercisable to purchase shares of Common Stock. No stock appreciation rights ("SARs") were granted during such period to such persons.

                             Options Granted in 2004

                             Number of
                            Securities       Percentage of Total                                 Valuation under
                            Underlying       Options Granted to    Exercise Price  Expiration     Black-Scholes
Name                      Options Granted     Employees in 2004     (per share)       Date      Pricing Method (1)
-------------------------------------------------------------------------------------------------------------------
Darryl R. Cohen                          0
Paul Hessinger                           0
Louis E. Hyman(2)                  986,842         19.71%              $1.14        12/2/09          $  986,338
Ron Munkittrick(2)                 902,256         18.02%              $1.14        12/2/09          $  901,795
Andrew Brown (2)                 2,427,187         48.48%              $1.14        12/2/09          $2,425,947

----------------
(1) The Black-Scholes option-pricing model estimates the option's fair value by considering the following assumptions: (a) the option's exercise price and expected life; (b) the underlying current market price of our common stock on the date of grant and expected volatility; (c) expected dividends; and (d) the risk free interest rate corresponding to the term of the option. The values in the table use an expected volatility up to 134.17%, a risk-free rate of 3.21%, no dividend yield and anticipated exercise at the end of the option term.

(2) Represents a five-year option of which 40% vested on January 1, 2005 and the remaining 60% vests in eight equal quarterly installments commencing on April 1, 2005; fully vests on January 1, 2007.

     Aggregated Option Exercises in 2004 and Fiscal Year-End Option Values

                                      Number of Shares Underlying Unexercised    Value of Unexercised In-the-Money
                                                Options at 12/31/04                   Options at 12/31/04 (1)
Name                      Shares
                         Acquired    Value
                       on Exercise  Realized  Exercisable      Unexercisable     Exercisable      Unexercisable
Darryl R. Cohen             0          0        79,000               0             $226,730             -
Paul R. Hessinger           0          0           0                 0                -                 -
Louis E. Hyman (2)          0          0        12,687            988,404             -             $2,299,342
Ron Munkittrick (2)         0          0           208            903,298             -             $2,102,256
Andrew Brown (2)            0          0     1,118,803          1,386,717        $2,501,963         $3,153,382

There were no exercises of options by Named Officers in fiscal year 2004.

(1) The dollar values represent the difference between $3.47 per share, the closing price of our common stock on December 31, 2004, and the exercise price per share of the respective stock options, multiplied by the number of shares subject to the stock option.

(2) Represents a five-year option of which 40% vested on January 1, 2005 and the remaining 60% vests in eight equal quarterly installments commencing on April 1, 2005; fully vests on January 1, 2007.

      The Company currently has no retirement, pension or profit-sharing program for the benefit of its directors, executive officers or other employees. The Company has a 401(k) plan for its employees, but does not make any contributions to the plan.

Employment Agreements

      On June 1, 2004, the Company entered into an employment agreement with Andrew Brown. During the employment period, which will end on June 30, 2006, Mr. Brown will be paid a base salary at an annual rate of $240,000 per year; provided that, during the six-month period ending November 30, 2004, Mr. Brown will be paid a base salary at the rate of $120,000 per year and receive a retention bonus of three times the amount of his reduction in pay payable in the form of shares of the Company's common stock, but only if he remains employed as Chief Executive Officer on November 30, 2004, is terminated before that date without "cause" or resigns before that date for "good reason". On December 2, 2004 Mr. Brown agreed to relinquish his retention bonus in return for an award of options to purchase 1,353,383 shares of common stock at an exercise price of $1.14, the fair market value of the Company's common stock on the date of grant. The employment agreement also provides for the payment of performance-based bonuses tied to the growth of the Company's gross revenues, the grant of up to 100,000 options under the 2004 Stock Incentive Plan, with an exercise price of $10.80 per share, and the issuance to Mr. Brown of a warrant whereby he will be entitled to purchase up to one-nineteenth of the outstanding shares of the Company on a fully diluted basis through January 31, 2005, at an exercise price of $1.14. The employment agreement also provides that in the event that Mr. Brown's employment is terminated for good reason within six months or his employment is terminated within one year without cause after any person or group acquires more than 25% of the combined voting power of the Company's then outstanding Common Stock, all of Mr. Brown's options will become fully vested and immediately exercisable and Mr. Brown will be paid an amount equal to twice his annual base salary and twice his bonus compensation received during the twelve months immediately preceding the date of termination of Mr. Brown's employment; provided that if the change in control resulted from the sale of the Company for less than $31 million, the payments to Mr. Brown will be in amounts as described above in this paragraph as if the word "twice" had been deleted.

      In June 2004, the Company entered into amendments of its employment agreements with Louis Hyman, Chief Technology Officer, and Mitchell M. Cohen, our former Chief Financial Officer, which provide that in the event that Mr. Hyman's or Mr. Cohen's employment is terminated within one year without cause after any person or group acquires more than 25% of the combined voting power of the Company's then outstanding Common Stock, all of his options will become fully vested and immediately exercisable and he will be paid an amount equal to twice his annual base salary and twice his bonus compensation received during the twelve months immediately preceding the date of termination of his employment; provided that if the change in control resulted from the sale of the Company for less than $31 million, the payments to Mr. Hyman and/or Mr. Cohen will be in amounts as described above in this paragraph as if the word "twice" had been deleted. Effective on September 8, 2004, Mr. Cohen resigned his position as the Company's Chief Financial Officer and his employment agreement was terminated.

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

Change in Control Arrangements

      As set forth above under "Employment Agreements," our employment agreements with each of Messrs. Brown, Hyman and Munkittrick provide that, upon a change of control of the Company, any unvested options to acquire shares of our common stock which have been granted pursuant to their respective employment agreements, will become fully vested and exercisable.

Equity Compensation Plan Information

      The Company has the following compensation plans currently in effect: the 1999 Stock Option Plan, the 2003 Stock Incentive Plan, the 2003 Consultants Stock Option, Stock Warrant and Stock Award Plan, the 2004 Stock Incentive Plan (collectively, the "Compensation Plans") and the 2005 Stock Incentive Plan.

1999 Stock Option Plan

      In August 1999, the Board of Directors adopted, and in July 2000, stockholders approved, the 1999 Stock Option Plan (the "1999 Plan"), which provides for the grant of incentive stock options ("ISOs") to officers and other employees of the Company and non-qualified options to directors, officers, employees and consultants of the Company. Options granted under the plan generally vest over a period of one or more years and expire at various times up to ten years. ISOs are granted at a price equal to the market value on the date of grant. The Board of Directors reserved 216,667 shares of common stock for granting of options under the 1999 Plan. If any option granted under the plan expires or terminates for any reason without having been exercised in full or ceases for any reason to be exercisable, the un-purchased shares subject to such options becomes available again for grants of options under the plan. The aggregate fair market value of the common stock to which ISOs are exercisable for the first time by any employee during any calendar year cannot exceed $100,000. Any options granted in excess of that amount will be granted as non-qualified options. The Board of Directors may terminate or amend the plan in any respect at any time; provided, that the Board may not amend the following aspects without shareholder approval: (a) increase total number of shares issuable under the plan; (b) modify eligibility for grants of ISOs; (c) modify exercise prices of shares under ISOs; and (d) extend the expiration date of the plan.

2003 Stock Incentive Plan

      In February 2003, the Board of Directors adopted, and in May 2003, stockholders approved, the 2003 Stock Incentive Plan (the "2003 Plan"), which provides for the grant of ISOs, supplemental stock options, stock appreciation rights and performance shares to directors, officers, employees, consultants and advisors of the Company and its subsidiaries. Options granted under the plan generally vest over a period of one or more years and expire at various times up to ten years. Upon exercise, shares will be issued upon the payment of the exercise price in cash, by delivery of shares of common stock, options or a combination of these methods. ISOs are granted at a price equal to the market value on the date of grant. The Board of Directors reserved 166,667 shares of common stock for grants under the 2003 Plan. No one (1) person participating in the 2003 Plan may receive option or other awards for more than 66,667 shares of common stock in any calendar year. If any of the options or stock appreciation rights or performance shares granted under the plan expire or terminate for any reason before they have been exercised in full, the unissued shares subject to such options or stock appreciation rights or performance shares shall again be available. The aggregate fair market value of the common stock to which ISOs are exercisable for the first time by any employee during any calendar year cannot exceed $100,000. The performance shares, at the discretion of the plan administrator and contingent upon the achievement of specified performance objectives within a specified performance objective period, may be made in any combination of common stock, cash and notes.

2003 Consultants Stock Option, Stock Warrant and Stock Award Plan

      In October 2003, the Board of Directors, and in December 2003 stockholders approved, the 2003 Consultants Stock Option Warrant and Stock Award Plan (the "2003 Consultants Plan"), which provides for the grant of non-qualified options, warrants, restricted stock and unrestricted stock to consultants of, or other natural persons who provide bona fide services, other than services in connection with the offer or sale of the Company's securities in a capital raising transaction to, the Company. The Board of Directors reserved 83,333 shares of common stock for grants under the 2003 Consultants Plan. If any option or warrant expires or is cancelled prior to its exercise in full, the shares subject to such option or warrant may again be made subject to an option or warrant or awarded as restricted common stock or unrestricted common stock under the plan. Under the plan, the Board has sole and absolute discretionary authority to determine who are to receive warrants, options, restricted common stock, or unrestricted common stock under the plan; the number of shares of common stock to be covered by such grant or such options or warrants and the terms thereof; and the type of common stock granted--restricted common stock, unrestricted common stock or a combination of restricted and unrestricted common stock. The Board has the discretionary authority to prescribe, amend and rescind rules and regulations relating to the plan, to interpret the plan, to prescribe and amend the terms of the option or warrant agreements and to make all other determinations deemed necessary or advisable for the administration of the plan. The plan also allows the Board to pay consultants' fees in unrestricted common stock in lieu of cash.

2004 Stock Incentive Plan

      In October 2003, the Board of Directors adopted, and in December 2003 stockholders approved, the 2004 Stock Incentive Plan (the "2004 Plan"), which provides for the grant of ISOs, supplemental stock options, stock appreciation rights and performance shares to directors, officers, consultants and advisors of the Company and its subsidiaries. ISOs granted under the plan generally vest over a period of one or more years and expire at various times up to ten years. Upon exercise, shares will be issued upon the payment of the exercise price in cash, by delivery of shares of common stock, options or a combination of these methods and expire up to ten years after the date of grant. ISOs are granted at a price equal to the market value on the date of grant. The Board of Directors reserved 250,000 shares of common stock for grants under the 2004 Plan. No one
(1) person participation in the 2004 Plan may receive option or other awards for more than 50,000 shares of common stock in any calendar year. If any of the options or stock appreciation rights or performance shares granted under the plan expire or terminate for any reason before they have been exercised in full, the unissued shares subject to such options or stock appreciation rights or performance shares shall again be available. The aggregate fair market value of the common stock to which ISOs are exercisable for the first time by any employee during any calendar year cannot exceed $100,000. The performance shares, at the discretion of the plan administrator and contingent upon the achievement of specified performance objectives within a specified performance objective period, may be made in any combination of common stock, cash or notes.

2005 Stock Incentive Plan

      In September 2004, the Board of Directors adopted, and on November 18, 2004 the stockholder's approved, the Company's 2005 Stock Incentive Plan (the "2005 Plan"). The 2005 Plan was designed to provide an incentive to employees (including directors and officers who are employees), and to consultants and directors who are not employees of the Company and to offer an additional inducement in obtaining the services of such persons. Moreover, the 2005 Plan was designed to compensate both current or former employees and consultants of the Company to whom the Company had commitments or obligations. The Plan provides for the grant of "incentive stock options" ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), nonqualified stock options which do not qualify as ISOs ("NQSOs"), stock appreciation rights ("SARs") and stock of the Company which may be subject to contingencies or restrictions (collectively, "Awards") Subject to the provisions of Paragraph 12, any shares of Common Stock subject to an option or SAR which for any reason expires, is canceled or is terminated unexercised or which ceases for any reason to be exercisable or a restricted stock Award which for any reason is forfeited, shall again become available for the granting of Awards under the Plan. The Company shall at all times during the term of the Plan reserve and keep available such number of shares of Common Stock as will be sufficient to satisfy the requirements of the Plan. Notwithstanding the maximum number of shares of the Company's Common Stock available under the 2005 Plan, the Company shall not grant Awards of Common Stock to its employees (including officers and directors who are employees) and consultants in excess of thirty (30%) percent of the Company's outstanding shares of common stock, on a fully-diluted, as converted basis, including conversion of convertible notes or exercise of warrants outstanding. The Plan shall be administered by the Board of Directors or a committee of the Board of Directors consisting of not less than three directors, at least two (2) of whom shall be a "non-employee director" within the meaning of Rule 16b-3 of the Securities and Exchange Act of 1934.

In a definitive proxy statement filed with the SEC on March 16, 2005, the Company is proposing, at a Special Meeting of Stockholders to be held on Monday, April 11, 2005, to amend the 2005 Plan to increase the number of shares of Common Stock available for issuance under the plan. Currently, the aggregate number of shares available for issuance under the 2005 Plan is limited to 5,500,000 shares of Common Stock. During the period from November 18, 2004 (the date on which the approval of the current maximum number of shares available for issuance under the Plan was based) to the Record Date for the special meeting, an aggregate of 5,500,000 shares of Common Stock have been issued or reserved for issuance to the Company's employees, consultants and directors through restricted stock awards or reserved for the exercise of options, thereby reducing the number of shares of Common Stock currently available for issuance under the Plan by this same number. An additional 3,144,807 shares of Common Stock have been approved for issuance to the Company's employees, consultants and directors through restricted stock awards or reserved for the exercise of options by the Company's board of directors, subject to stockholder approval to increase the number of shares of Common Stock available for issuance under the 2005 Plan. Accordingly, as of March 16, 2005, there are no shares of Common Stock available for the grant of restricted stock awards and options under the 2005 Plan. Shareholders will be asked to approve a resolution to amend the 2005 Plan to increase the number of shares available for issuance under the 2005 Plan by an additional 10,000,000 shares of Common Stock. If the Amendment is approved by shareholders, an aggregate of 15,500,000 shares of Common Stock will be outstanding or reserved for issuance or available for issuance under the 2005 Stock Incentive Plan. Should the shareholders not authorize this increase, some shares which vest under the plan after December 31, 2004 may not be issued. The Company will record an adjustment to reflect the market price at the time of any such shareholder approval.

Compensation Committee Interlocks and Insider Participation

         During 2003 until October 10, 2003, Messrs. Scalzi and Havens and Joan Herman (former directors) served on our Compensation Committee. Thereafter, through April 2004 our Compensation Committee consisted of Mr. David Friedensohn (a former director) and Dr. Stahl, and from April 2004 through June 2004 consisted of Dr. Stahl, Mr. Richard Kellner (a former director) and Mr. Berger, and from July 2004 to present consists of Dr.. Stahl, Mr. Shorr and Mr. Berger, none of whom were officers or employees of our company or our subsidiaries or had any relationship regarding disclosure under Item 404 of Regulation S-K during or prior to 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of March 4, 2005, certain information regarding the ownership of voting securities of the Company by each stockholder known to the management of the Company to be (i) the beneficial owner of more than 5% of the Company's Common Stock, (ii) the directors of the Company, (iii) the current executive officers of the Company, and (iv) all directors and executive officers of the Company as a group.

                                           Shares Beneficially        Percentage
Name and Address of Beneficial Owner (1)        Owned (2)              of Class
--------------------------------------------------------------------------------
Andrew Brown (3)                                    724,523                5.4%
Blue Valley Ltd.  (4)                             1,114,824                8.1%
Cherry Blossom Ltd  (5)                           1,241,850                9.0%
Forum Managers Ltd.  (6)                            901,761                6.7%
Lakeview Properties Ltd.  (7)                       901,761                6.7%
Norfolk Ltd.  (8)                                 1,110,886                8.1%
Jeffrey A. Stahl, MD (9)                             71,132                  *
Louis E. Hyman (10)                                 483,625                3.7%
Steven C. Berger (11)                                67,798                  *
Steven A. Shorr (12)                                 68,352                  *
Tony Soich (13)                                      67,798                  *
Ron Munkittrick (14)                                428,883                3.3%
Directors and executive officers,
   as a group (7 persons)                         1,912,111               13.2%

-------------------
* Represents beneficial ownership of less than one percent.

(1) Unless otherwise indicated, the address for each of the beneficial owners is c/o Ramp Corporation, 33 Maiden Lane, New York, New York 10038.

(2) "Beneficial ownership" is defined in the regulations promulgated by the SEC as having or sharing, directly or indirectly (1) voting power, which includes the power to vote or to direct the voting, or (2) investment power, which includes the power to dispose or to direct the disposition of shares of the Common Stock of the Company. The definition of beneficial ownership includes shares underlying options or warrants to purchase common stock, or other securities convertible into common stock, that currently are exercisable or convertible or that will become exercisable or convertible within 60 days. Unless otherwise indicated, the Company believes that the beneficial owner has sole voting and investment power based upon the information furnished by such owners.

(3) Includes (a) 24,167 shares issuable upon exercise of warrants, and (b) 696,190 shares issuable upon exercise of stock options exercisable within 60 days from the date of the table. Does not include warrants issuable to Mr. Brown under his employment agreement whereby Mr. Brown will be entitled to purchase up to one-nineteenth of the outstanding shares of our common stock, at an exercise price of $1.14.

(4) Includes 211,372 shares issuable upon exercise of warrants. The address of the holder is Burbage House, 83-85 Curtain Road, London EC2A 3BS.

(5) Includes 235,456 shares issuable upon exercise of warrants. The address of the holder is 20 McCallum Street, 10-03 Asia Chambers, Singapore 069046.

(6) Includes 170,900 shares issuable upon exercise of warrants. The address of the holder is 7 Globe House, 15 Fitzroy Mews, London, UK.

(7) Includes 170,900 shares issuable upon exercise of warrants. The address of the holder is 21 Leigh Street, London WC1H 9QX.

(8) Includes 211,372 shares issuable upon exercise of warrants. The address of the holder is 20 McCallum Street, 12-03 Asia Chambers, Singapore 069046.

(9) Consists of 71,132 shares issuable upon exercise of stock options exercisable within 60 days from the date of the table.

(10) Consists of (a) 833 shares held by Mr. Hyman and his wife of which he shares dispositive power, (b) 833 shares issuable upon exercise of warrants held by Mr. Hyman and his wife, and (c) 481,959 shares issuable upon exercise of stock options exercisable within 60 days from the date of the table.

(11) Consists of 67,798 shares issuable upon exercise of stock options exercisable within 60 days from the date of the table.

(12) Includes 67,798 shares issuable upon exercise of stock options exercisable within 60 days from the date of the table.

(13) Consists of 67,798 shares issuable upon exercise of stock options exercisable within 60 days from the date of the table.

(14) Consists of 428,883 shares issuable upon exercise of stock options exercisable within 60 days from the date of the table.

Equity Compensation Plan Information

      The following table provides information about our Common Stock that may be issued upon the exercise of options, warrants and rights under our stock incentive plans.

                                                                                                            (c)
                                            (a)                                                Number of securities remaining
                                  Number of securities to                 (b)                  available for future issuance
                                  be issued upon exercise   Weighted average exercise price   under equity compensation plans
                                  of outstanding options,       of outstanding options,       (excluding securities reflected
Plan Category                       warrants and rights           warrants and rights                  in Column (a))
-------------------------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by security                  3,580,562                     $2.34                                0
holders

Equity compensation
plans not approved by security              N/A                           N/A                                N/A
holders

      In addition to the issuance of Common Stock under our stock incentive plans set forth in the above table, we have entered into restricted stock agreements to issue restricted shares of common stock and stock option agreements to issue an aggregate of 3,144,807 shares of common stock underlying stock options to certain of our current executive officers, employees and consultants which are subject to the vesting provisions contained in each agreement and stockholder approval. These obligations shall be paid through the issuance of restricted shares of Common Stock or options to be issued under the 2005 Plan following stockholder approval of the Amendment.

      The following table sets forth the number of restricted shares of our Common Stock and shares of our Common Stock underlying options which have been granted to each of our executive officers, executive officers as a group, non-executive directors as a group, and non-executive officers and employees, including consultants, as a group under our 2005 Stock Incentive Plan as of March 4, 2005. As a result of the grants set forth below, the total number of shares of Common Stock reserved for issuance under the 2005 Plan is 8,644,807, of which 5,500,000 shares of Common Stock have been previously approved by stockholders.

                  NEW PLAN BENEFITS - 2005 Stock Incentive Plan

-------------------------------------------------------------------------------------------------------------------------------
Name and Position                      Number of Shares          Exercise Price      Number of Shares of   Dollar Value of
                                       Underlying Options        of Options          Common Stock          Common Stock
-------------------------------------------------------------------------------------------------------------------------------
Andrew M. Brown                                1,353,383              $1.14                  N/A                   N/A
Chairman of the Board, President &
Chief Executive Officer
-------------------------------------------------------------------------------------------------------------------------------
Ron Munkittrick                                  902,256              $1.14                  N/A                   N/A
Chief Financial Officer
-------------------------------------------------------------------------------------------------------------------------------
Louis E. Hyman                                   986,842              $1.14                  N/A                   N/A
Chief Technology Officer
-------------------------------------------------------------------------------------------------------------------------------
Executive Officer Group (3 persons)            3,242,481              $1.14                  N/A                   N/A
-------------------------------------------------------------------------------------------------------------------------------
Non-Executive Director Group (4                  563,912              $1.14                  N/A                   N/A
persons)
-------------------------------------------------------------------------------------------------------------------------------
Non-Executive Officer and Employee               210,000               (1)                4,628,414                (2)
Group
(Including Consultants)
-------------------------------------------------------------------------------------------------------------------------------

(1) The exercise price is equal to the fair market value of the Common Stock on the date of grant.

(2) The value of the Common Stock is equal to the fair market value of the Common Stock on the date of issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Since 1996, we had a policy that any transactions with directors or executive officers or any entities in which they are associated as directors or executive officers or in which they have a financial interest, will only be on terms that would be reached in an arm's-length transaction, consistent with industry standards and approved by a majority of our disinterested directors. This policy provides that no such transaction shall be either void or voidable, solely because of such relationship or interest of such directors or officers or solely because an interested director is present at the meeting of the board of directors or a committee thereof that approves such transaction or solely because the interested director's vote is counted for such purpose. In addition, interested directors may be counted in determining the presence of a quorum at a meeting of the board of directors or a committee thereof that approves such a transaction. We have also adopted a policy that prohibits any loans to officers and directors. All of the transactions described below have been approved according to this policy.

      In 1999, we entered into a consulting agreement with Mr. Samuel Havens, our former director, which provides that we pay Mr. Havens $5,000 per month for his consulting services in connection with our marketing efforts. At Mr. Havens' request, we deferred certain of his monthly payments. During 2002, we paid Mr. Havens $20,000 for his services under the agreement. In 2003, we paid Mr. Havens an additional $40,000. As of March 31, 2004, we owed Mr. Havens $40,000, which amount was paid concurrently with Mr. Havens' resignation as a director through the issuance of 57,143 shares of our common stock.

      Upon his resignation from the board of directors on October 10, 2003, we agreed to immediately vest all of Mr. Patrick Jeffries' options and to remove all forfeiture conditions from his forfeitable stock grants.

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

      Until his appointment as our President and Chief Operating Officer in October 2003, Andrew Brown was employed by External Affairs, Inc. In August 2003, we entered into a consulting agreement with External Affairs for a term ending June 30, 2004, under which External Affairs agreed to act as our investor relations and strategy consultant and assist us with our capital raising efforts. The agreement provided for payments to External Affairs of $328,000, and a discretionary bonus potential of up to $275,000 based upon our attaining a specified level of revenue during the term of the agreement. External Affairs received a cash bonus in July 2003 of $50,000 for its services during the year ended June 30, 2003. On October 10, 2003, Mr. Brown was appointed as our President and Chief Operating Officer, and we agreed to reduce the compensation payable to External Affairs under the August 2003 Consulting Agreement by an amount equal to the compensation payable to Mr. Brown as President and Chief Operating Officer. External Affairs was granted 8,333 restricted shares of our common stock in July 2003, which shares were forfeitable if, by January 6, 2004, we had not met certain performance goals, which goals were met. Pursuant to the agreement, External Affairs also received a five-year option to purchase an aggregate of 25,000 shares of our common stock at $15.00 per share, of which (i) options to purchase 8,333 shares vest in 25% increments every three months beginning September 9, 2003 conditioned on Mr. Brown continuing to render services to us at the end of each three-month period, and (ii) options to purchase 16,667 shares will vest on July 9, 2008, subject to earlier vesting in June 2004 based upon a formula contained in the agreement. The agreement provides that, upon the occurrence of a change in control of our company, all options described in the agreement will be deemed fully vested and exercisable. The agreement is terminable by either us or External Affairs for any reason on ninety days prior written notice, subject to certain offset rights in the event of termination by External Affairs for other than "good reason". External Affairs has transferred all of its options and restricted shares to Mr. Brown. During 2004 and 2003, we paid an aggregate of $310,450 to External Affairs in consulting fees.

      During 2003, we issued five-year warrants to purchase (i) 2,067 shares of our common stock at $41.40 per share on April 1, 2003, (ii) 4,133 shares of our common stock at $41.40 per share on June 24, 2003, and (iii) 3,000 shares of our common stock at $30.00 per share on July 1, 2003, to Andrew Brown as compensation for consulting services provided to us under our agreement with External Affairs.

      The brother of Mr. Louis Hyman, our Executive Vice President and Chief Technology Officer, is the president of TekPerts Technologies, Inc., a technology consulting firm. On October 1, 2003, we entered into a one-year consulting agreement with TekPerts Technologies, under which we agreed to pay TekPerts Technologies a monthly consulting fee of $11,667 and to grant an option to purchase an aggregate of 1,167 shares of our common stock at an exercise price of $27.00 per share, the closing price of our common stock on the American Stock Exchange on such date, which options vest as to 146 shares quarterly beginning December 31, 2003. The agreement with TekPerts Technologies was terminated by us as of June 1, 2004.

      Andrew Brown's sister is employed by HealthRamp, as a Business Manager, at an annual base salary of $55,000. In October 2003, she was granted options to purchase 833 shares of our common stock at an exercise price of $26.40 per share, the closing price of our common stock on the American Stock Exchange on the date of grant.

      Until his termination by us, Darryl Cohen's brother was employed by us as Sales Director, Practice Management System of HealthRamp, at an annual base salary of $72,500. On December 1, 2003, he was granted options to purchase 833 shares of our common stock at an exercise price of $41.40 per share, the closing price of our common stock on the American Stock Exchange on the date of grant.

      Prior to his resignation effective on September 8, 2004, Mitchell M. Cohen, our former executive vice president and chief financial officer, had a one-year employment agreement terminating on November 30, 2004. The Agreement provided that Mr. Cohen will be compensated at an annual salary of $180,000. The agreement also provided for the grant of options to purchase an aggregate of 6,667 shares of our common stock in eight equal three-month installments, the first of which vests on December 31, 2003, in each case provided that Mr. Cohen is in our employ at such time. Such options were granted on November 20, 2003 at an exercise price of $26.40 per share, when the closing price of our common stock on that date on the American Stock Exchange was $39.00. If Mr. Cohen had been terminated by us without cause prior to September 30, 2004, he would have been entitled to his base salary for three months.

      On November 10, 2003, we completed the purchase of substantially all of the tangible and intangible assets, and assumed certain liabilities of the Frontline Physicians Exchange and Frontline Communications business of The Duncan Group, Inc. We paid (a) $1,567,000 in cash at the closing, (b) $500,000 payable through the issuance of our common stock (approximately 15,267 shares) the resale value of which is guaranteed to the seller under certain conditions,
(c) $1,500,000 payable through the issuance of our common stock (approximately 42,450 shares) that will be delivered to the seller only if the revenue of the acquired business exceeds $1 million for all of 2003, (d) a royalty equal to 15% of the gross revenue of the business during 2003 and 2004, (e) up to an additional $1,500,000 payable through the issuance of our common stock based on the number of physician offices that are active customers of the seller who adopt our technology and generate certain revenues to us, and (f) an additional $1,000,000 payable through the issuance of our common stock if the average annual revenue of the acquired business for the calendar years 2003 and 2004 equals or exceeds $1,500,000. Our board of directors approved the purchase of Frontline, which was effectuated as an arm's length transaction, in November 2003. In November 2003, in connection with our acquisition of Frontline, The Duncan Group, Inc. received an aggregate 61,050 shares of our common stock, 45,788 shares of which were subject to forfeiture if a revenue goal was not met, which has been attained. Ms. Nancy Duncan, our former executive vice president, and M. David Duncan, are husband and wife and together own, indirectly, all of the issued and outstanding stock of The Duncan Group, Inc.

      On September 30, 2004, we closed the transaction pursuant to that certain Asset Purchase Agreement, dated as of September 29, 2004, by and among us, The Duncan Group, Inc., M. David Duncan and Nancy L. Duncan, to sell the assets previously acquired from The Duncan Group, Inc. on November 10, 2003 related to the business of Duncan known as Frontline Physicians Exchange and Frontline Communications. In accordance with the Asset Purchase Agreement, we agreed to sell all of the assets of our Frontline division, now known as the OnRamp division, to The Duncan Group, Inc. in consideration of (i) our receipt of $500,000 in cash paid at closing; (ii) termination of the employment agreement between us and each of M. David Duncan and Nancy L. Duncan; (iii) release and discharge of our obligations to Duncan under that certain Asset Purchase Agreement dated as of November 7, 2003, between the Company and Duncan (the "2003 Purchase Agreement"), to issue to Duncan up to an additional $2,500,000 through the issuance of shares of our common stock upon the achievement of certain financial milestones; (iv) release and discharge of our obligations to Duncan under the 2003 Purchase Agreement to pay Duncan a royalty equal to 15% of the gross revenue of the OnRamp business during 2003 and 2004; and (v) release and discharge of our obligations under the 2003 Purchase Agreement to pay Duncan any shortfall amount following the sale of certain shares of our common stock by Duncan. Our board of directors approved the sale of OnRamp, which was effectuated as an arm's length transaction, on September 29, 2004.

      In connection with our sale of OnRamp, Nancy Duncan's two-year employment agreement with us which provided that Ms. Duncan will be compensated at an annual salary of $140,000 was terminated. In connection with our sale of OnRamp, our employment relationship with M. David Duncan, previously employed by us at an annual salary of $90,000, was terminated.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      BDO Seidman, LLP served as the Company's independent registered public accountants for the fiscal years ended December 31, 2004 and 2003.

Audit Fees

      BDO Seidman, LLP fees totaled $433,000 and $380,000 for 2004 and 2003, respectively, for services rendered for the audit of our annual consolidated financial statements for fiscal 2004 and 2003 included in our Form 10-K and the reviews of the financial statements included in our Forms 10-Q for said periods.

Audit-Related Fees

      For fiscal 2004 and 2003, BDO Seidman, LLP billed us $215,000 and $150,000 respectively for services rendered for assurance, consultations and related services that are reasonably related to the performance of the audit or review of the financial statements of the Company.

Tax Fees

      For fiscal 2004 and 2003, BDO Seidman, LLP billed us $39,000 and $50,000, respectively, for services rendered in connection with tax consultation and compliance for the Company.

All Other Fees

      There were no other fees paid to BDO Seidman, LLP during the fiscal years ended December 31, 2004 and 2003.

      In connection with the revised standards for independence of the Company's independent registered public accountants promulgated by the SEC, the Audit Committee has considered whether the provision of such services is compatible with maintaining the independence of BDO Seidman, LLP and has determined that such services are compatible with the continued independence of BDO Seidman, LLP.

      It is our practice that all services provided to us by our independent registered public accountants be pre-approved by our Audit Committee. No part of our independent auditor services related to Audit Related Fees, Tax Fees or All Other Fees listed above was approved by the audit committee pursuant to the exemption from pre-approval provided by paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS

(a)   Documents filed as part of this Report

(1)   Financial Statements

See Financial  Statements  included  after the signature  page beginning at page
F-1.

(2)   Financial statement schedules

All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

(3)   List of Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Reports of Independent Registered Public Accounting Firms                    F-2
Consolidated Balance Sheets as of December 31, 2004 and 2003                 F-4
Consolidated Statements of Operations for the Years Ended
  December 31, 2004, 2003 and 2002                                           F-5
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
  for the Years Ended December 31, 2004, 2003 and 2002                       F-6
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2004, 2003 and 2002                                          F-8
Notes to Consolidated Financial Statements                                   F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Ramp Corporation
New York, NY

      We have audited the accompanying consolidated balance sheets of Ramp Corporation and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Oversight Accounting Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit over its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ramp Corporation and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced significant recurring losses from operations and has deficiencies in working capital and equity at December 31, 2004 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/BDO Seidman, LLP
BDO Seidman, LLP
New York, NY
March 16, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Medix Resources, Inc.
New York, NY

      We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of Medix Resources, Inc. and subsidiaries (the Company) for the year ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

      We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Medix Resources, Inc. and subsidiaries for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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


                                     /s/Ehrhardt Keefe Steiner & Hottman PC
                                     Ehrhardt Keefe Steiner & Hottman PC
February 14, 2003
Denver, Colorado
                                       F-3

                Ramp Corporation (formerly Medix Resources, Inc.)
                           Consolidated Balance Sheets

                                                                                        December 31,
                                                                               ------------------------------
                                                                                    2004             2003
                                                                               -------------    -------------
                                    Assets
Current assets
        Cash                                                                   $     455,000    $   1,806,000
        Accounts receivable, less allowance for doubtful
            accounts of $17,000 - 2004; nil - 2003                                    97,000          182,000
        Deferred financing costs                                                      79,000               --
        Prepaid expenses and other                                                   540,000          321,000
                                                                               -------------    -------------
   Total current assets                                                            1,171,000        2,309,000
                                                                               -------------    -------------
Non-current assets
        Property and equipment, net                                                  796,000          731,000
        Security deposits                                                            254,000          398,000
        Goodwill                                                                   1,792,000        4,853,000
        Other intangible assets, net                                                 300,000        1,382,000
                                                                               -------------    -------------
   Total non-current assets                                                        3,142,000        7,364,000
                                                                               -------------    -------------
Total assets                                                                   $   4,313,000    $   9,673,000
                                                                               =============    =============
                Liabilities and Stockholders' Equity (Deficit)
Current liabilities
        Promissory notes and current portion of long term debt,
          net of debt discount of $225,000 - 2004; nil - 2003                  $     469,000    $     232,000
        Accounts payable                                                           1,859,000          847,000
        Accounts payable - related parties                                                --          261,000
        Accrued expenses                                                           4,889,000        2,065,000
        Deferred revenue                                                             260,000            2,000
                                                                               -------------    -------------
   Total current liabilities                                                       7,477,000        3,407,000
                                                                               -------------    -------------
Long-term debt, net of current portion and
        debt discount of $135,000 and $169,000                                        65,000          269,000
Commitments and contingencies
Stockholders' equity (deficit)
        1996 Preferred stock, 10% cumulative convertible, $1 par value,
        488 shares authorized, 155 shares issued, 1 share outstanding,
        liquidation preference $10,000 plus accrued and unpaid dividends                  --               --
        2003 Series A convertible stock, $1 par value, 3,200 shares authorized, nil and 3,112 shares issued and outstanding at
        December 31, 2004 and 2003, respectively                                          --            3,000
        Common stock, $0.001 par value, 400,000,000 shares authorized,
        6,333,733 and 2,420,740 issued and outstanding at
        December 31, 2004 and 2003, respectively                                       6,000            2,000
Deferred compensation                                                             (1,395,000)         (86,000)
Additional paid-in capital                                                       120,259,000       78,446,000
Accumulated deficit                                                             (122,099,000)     (72,368,000)
                                                                               -------------    -------------
   Total stockholders' equity (deficit)                                           (3,229,000)       5,997,000
                                                                               -------------    -------------
                        Total Liabilities and Stockholders' Equity (Deficit)   $   4,313,000    $   9,673,000
                                                                               =============    =============

                 See notes to consolidated financial statements.

                Ramp Corporation (formerly Medix Resources, Inc.)
                      Consolidated Statements of Operations

                                                         2004            2003            2002
                                                     --------------------------------------------
Revenues                                             $    264,000    $    191,000    $         --

Costs and expenses
 Software and technology costs                          6,381,000       2,756,000       2,366,000
 Selling, general and administrative expenses          21,193,000      14,493,000       5,912,000
 Costs associated with terminated acquisition                  --         142,000         309,000
                                                     --------------------------------------------
     Total operating expenses                          27,574,000      17,391,000       8,587,000
                                                     --------------------------------------------

Other income (expense)
 Other income                                              50,000          26,000         (47,000)
 Interest expense and other financing costs           (11,664,000)     (9,856,000)       (380,000)
 Debt conversion expense                               (6,713,000)             --              --
                                                     --------------------------------------------
     Total other income (expense)                     (18,327,000)     (9,830,000)       (427,000)
                                                     --------------------------------------------

Loss from continuing operations                       (45,637,000)    (27,030,000)     (9,014,000)
                                                     --------------------------------------------

Loss from discontinued operations                        (174,000)       (109,000)             --
Loss on sale of discontinued operations                (3,920,000)             --              --
                                                     --------------------------------------------
Loss from discontinued operations                      (4,094,000)       (109,000)             --
                                                     --------------------------------------------

   Net loss                                           (49,731,000)    (27,139,000)     (9,014,000)
                                                     --------------------------------------------
Disproportionate deemed dividend issued
  to certain warrant holders                           (1,034,000)     (2,026,000)             --
 Beneficial conversion feature discount related to
 2003 Series A convertible preferred stock                     --      (2,156,000)             --

                                                     --------------------------------------------
Net loss applicable to common stockholders           $(50,765,000)   $(31,321,000)   $ (9,014,000)
                                                     ============================================

Net loss per share basic and diluted:
  Continuing operations                                   ($13.54)        ($20.84)         ($8.53)
  Discontinued operations                                   (1.19)             --              --
                                                     --------------------------------------------
Net loss applicable to common stockholders                ($14.73)        ($20.84)         ($8.53)
                                                     ============================================

Basic and diluted weighted average
  common shares outstanding                             3,446,268       1,502,634       1,056,955

                 See notes to consolidated financial statements.

                                Ramp Corporation
       Consolidated Statement of Changes in Stockholders' Equity (Deficit)
              For the Years Ended December 31, 2004, 2003 and 2002

------------------------------------------------------------------------------------------------------------------------------------
                                                                 1996         1999 Series C     2003 Series A
                                                            Preferred Stock  Preferred Stock   Preferred Stock        Common Stock
                                                             Shares  Amount  Shares    Amount  Shares    Amount     Shares    Amount
------------------------------------------------------------------------------------------------------------------------------------

Balance- December 31, 2001                                        1       0     375         0       0         0     944,190  $1,000

Extension of warrant exercise period

Exercise of options and warrants                                                                                     29,116       0

Warrants and in the money conversion
feature issued with convertible note payable

Warrants issued in satisfaction of liability

Stock issued on conversion of note payable                                                                           40,087       0

Stock and warrants issued in private placement                                                                      228,375       0

 Preferred  Stock conversions                                                  (300)                                 11,667       0

Stock Issued with equity line, net of offering cost of $77,000                                                       32,579       0

Stock options and warrants  Issued for services

Stock options issued to officer for financial support

Fair Value of option vesting acceleration

Warrants issued to officer for cash advance made

Net loss

Dividends declared
                                                       -----------------------------------------------------------------------------

Balance- December 31, 2002                                        1       0      75         0       0         0   1,286,014   1,000


Modification of warrants in return for nonemployee services

Stock, Warrants and Options in return for nonemployee services

Stock-based compensation                                                                                             16,667

Exercise of options and warrants                                                                                    124,387

Warrants and beneficial conversion discounts associated with private placements of convertible debentures and promissory notes

Common Stock issued for conversion of debentures
and promissory notes                                                                                                678,417   1,000

Common Stock issued for acquisition of ePhysicians                                                                    1,667

------------------------------------------------------------------------------------------------------------------------------
                                                                  Additional                                         Total
                                                                    Paid-in      Accumulated         Deferred       Equity
                                                                    Capital         Deficit        Compensation    (Deficit)
------------------------------------------------------------------------------------------------------------------------------

Balance- December 31, 2001                                        $35,403,000   ($34,059,000)            $0        $1,345,000

Extension of warrant exercise period                                   58,000                                          58,000

Exercise of options and warrants                                      817,000                                         817,000

Warrants and in the money conversion
feature issued with convertible note payable                           70,000                                          70,000

Warrants issued in satisfaction of liability                          590,000                                         590,000

Stock issued on conversion of note payable                          1,048,000                                       1,048,000

Stock and warrants issued in private placement                      5,201,000                                       5,201,000

Preferred Stock conversions                                             1,000                                           1,000

Stock Issued with equity line, net of offering cost of $77,000        972,000                                         972,000

Stock options and warrants  Issued for services                       260,000                                         260,000

Stock options issued to officer for financial support                 132,000                                         132,000

Fair Value of option vesting acceleration                              94,000                                          94,000

Warrants issued to officer for cash advance made                       44,000                                          44,000

Net loss                                                                          (9,014,000)                      (9,014,000)

Dividends declared
                                                       -----------------------------------------------------------------------

Balance- December 31, 2002                                         44,690,000    (43,073,000)             0         1,618,000


Modification of warrants in return for nonemployee services           110,000                                         110,000

Stock, Warrants and Options in return for nonemployee services      1,173,000                                       1,173,000

Stock-based compensation                                            2,402,000                       (86,000)        2,316,000

Exercise of options and warrants                                    1,625,000                                       1,625,000

Warrants and beneficial conversion discounts
associated with private placements of convertible
debentures and promissory notes                                     8,388,000                                       8,388,000

Common Stock issued for conversion of debentures
and promissory notes                                               10,792,000                                      10,793,000

Common Stock issued for acquisition of ePhysicians                     48,000                                          48,000

                 See notes to consolidated financial statements

                                Ramp Corporation
       Consolidated Statement of Changes in Stockholders' Equity (Deficit)
              For the Years Ended December 31, 2004, 2003 and 2002

------------------------------------------------------------------------------------------------------------------------------------
                                                                 1996         1999 Series C     2003 Series A
                                                            Preferred Stock  Preferred Stock   Preferred Stock        Common Stock
                                                             Shares  Amount  Shares    Amount  Shares    Amount     Shares    Amount
------------------------------------------------------------------------------------------------------------------------------------
Common Stock issued for acquisition of Frontline                                                                     61,050

Common Stock  and warrants issued
in private placements                                                                                               230,403

Exchange of 1999 Series C Preferred Stock
for common stock                                                                (75)                                  2,500

2003 series A Preferred stock issued in
private placement                                                                               3,112     3,000



Net loss
                                                       -----------------------------------------------------------------------------

Balance- December 31, 2003                                        1       0       0         0   3,112     3,000   2,420,740   2,000


Issuance and modification of stock and  warrants
 associated with financings                                                                                          38,889       0

Modification of warrants in return for nonemployee services

Stock, Warrants and Options issued for nonemployee services                                                         481,079

Stock-based compensation                                                                                            798,811   1,000

Exercise of options and warrants                                                                                  1,197,331   1,000

Warrants and beneficial conversion discounts
associated with private placements of convertibles
debentures and promissory notes                                                                                     408,957   1,000

Common Stock issued for conversion of debentures,
promissory notes and preferred stock including
debt conversion costs                                                                          (3,112)   (3,000)    451,819   1,000

Common Stock issued for acquisition                                                                                 316,290

Common Stock  and warrants issued
in private placements                                                                                               219,817       0

Net loss

                                                       -----------------------------------------------------------------------------

Balance- December 31, 2004                                        1       0       0         0       0         0   6,333,733  $6,000
                                                       =============================================================================

------------------------------------------------------------------------------------------------------------------------------
                                                                  Additional                                         Total
                                                                    Paid-in      Accumulated         Deferred       Equity
                                                                    Capital         Deficit        Compensation    (Deficit)
------------------------------------------------------------------------------------------------------------------------------
Common Stock issued for acquisition of Frontline                    2,638,000                                       2,638,000

Common Stock  and warrants issued
in private placements                                               3,637,000                                       3,637,000

Exchange of 1999 Series C Preferred Stock
for common stock                                                                                                            0

2003 series A Preferred stock issued in
private placement                                                   2,943,000     (2,156,000)                         790,000

                                                                                 (27,139,000)                     (27,139,000)

Net loss
                                                       -----------------------------------------------------------------------

Balance- December 31, 2003                                         78,446,000    (72,368,000)       (86,000)        5,997,000


Issuance and modification of stock and  warrants
 associated with financings                                         1,073,000                                       1,073,000

Modification of warrants in return for nonemployee services            89,000                                          89,000

Stock, Warrants and Options issued for nonemployee services         3,731,000                                       3,731,000

Stock-based compensation                                            7,099,000                    (1,309,000)        5,791,000

Exercise of options and warrants                                    3,871,000                                       3,872,000

Warrants and beneficial conversion discounts
associated with private placements of convertibles
debentures and promissory notes                                     9,095,000                                       9,096,000

Common Stock issued for conversion of debentures,
promissory notes and preferred stock including debt
conversion costs                                                   10,874,000                                      10,872,000

Common Stock issued for acquisition                                   454,000                                         454,000

Common Stock  and warrants issued
in private placements                                               5,527,000                                       5,527,000

Net loss                                                                         (49,731,000)                     (49,731,000)

                                                       -----------------------------------------------------------------------

Balance- December 31, 2004                                       $120,259,000  ($122,099,000)   ($1,395,000)      ($3,229,000)
                                                       =======================================================================

                 See notes to consolidated financial statements

                Ramp Corporation (formerly Medix Resources, Inc.)
                      Consolidated Statements of Cash Flows

                                                                          For the Years Ended December 31,
                                                                    --------------------------------------------
                                                                        2004            2003            2002
                                                                    --------------------------------------------
Cash flows from operating activities
     Net loss                                                       $(49,731,000)   $(27,139,000)   $ (9,014,000)
     Adjustments to reconcile net loss to cash
     used in operating activities:
         Loss from discontinued operations                               174,000
         Loss on sale of discontinued operations                       3,920,000              --              --
         Depreciation and amortization                                   456,000         294,000         343,000
         Impairment of long-lived assets                                 314,000              --              --
         Loss on disposal of assets                                           --              --          69,000
         Write-off of capitalized software costs                              --              --       1,066,000
         Common stock, options, warrants and promissory note
            issued for services, consulting and settlements            9,522,000       4,105,000         354,000
         Common stock, warrants and promissory note issued for
             interest and other financing costs, non-cash portion     18,007,000       9,428,000         304,000
         Changes in assets and liabilities
             Accounts receivable, net                                     85,000           3,000              --
             Prepaid expenses and other                                  (75,000)       (553,000)        238,000
             Accounts payable and accrued liabilities                  3,575,000       1,186,000         998,000
             Deferred revenue                                            258,000        (171,000)        173,000
                                                                    --------------------------------------------
     Net cash used in operating activities                           (13,495,000)    (12,847,000)     (5,469,000)
                                                                    --------------------------------------------
Cash flows from investing activities:
     Net proceeds from sale of discontinued operations                   449,000              --              --
     Software development costs incurred                                      --              --        (633,000)
     Purchase of property and equipment                                 (905,000)       (331,000)        (96,000)
     Business acquisition costs, net of cash acquired                         --      (2,079,000)             --
                                                                    --------------------------------------------
     Net cash used in investing activities                              (456,000)     (2,410,000)       (729,000)
                                                                    --------------------------------------------
Cash flows from financing activities:
     Net proceeds from issuance of debt and notes payable              6,182,000       7,771,000       1,000,000
     Principal payments on debt and notes payable                     (2,981,000)       (262,000)       (355,000)
     Proceeds from issuance of preferred and
       common stock, net of offering costs                             5,527,000       6,560,000       6,097,000
     Proceeds from the exercise of options and warrants                3,872,000       1,625,000         817,000
                                                                    --------------------------------------------
     Net cash provided by financing activities                        12,600,000      15,694,000       7,559,000
                                                                    --------------------------------------------
Net increase/(decrease) in cash                                       (1,351,000)        437,000       1,361,000
Cash, beginning of period                                              1,806,000       1,369,000           8,000
                                                                    --------------------------------------------
Cash, end of period                                                 $    455,000    $  1,806,000    $  1,369,000
                                                                    ============================================

Supplemental information to statement of cash flows:
  Cash paid for interest                                            $      3,000    $    118,000    $     28,000
  Conversion of notes payable and accrued
        interest into common stock                                     5,175,000              --       1,000,000
  Common stock issued in connection with acquisitions                    454,000       2,685,000              --
  Dividends declared payable in common stock                                  --              --           2,000

         See notes to consolidated financial statements for additional supplemental cash flow information

                                RAMP CORPORATION
                        (formerly Medix Resources, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

      Ramp Corporation (formerly known as Medix Resources, Inc.), a Delaware corporation, through its wholly-owned HealthRamp subsidiary, provides Internet based communication, data integration, and transaction processing designed to provide access to safer and better healthcare. Ramp's products enable communication of high value-added healthcare information among physician offices, hospitals, health management organizations, and health insurance companies. The Company was originally incorporated in Colorado in 1988 as Nur-Staff West, Inc. In 1988, the Company changed its name to Med-Temps, Incorporated, in 1990, the Company changed its name to International Nursing Services, Inc. and in 1998 the Company changed its name to Medix Resources, Inc. From 1988 until 2000, the Company operated as a temporary healthcare staffing company, with offices at various times in Colorado, New York, Texas and California. The Company disposed of the healthcare staffing operations in February 2000 and retained only the offices in Colorado which the Company closed in 2003 and relocated its headquarters to New York City.

      In January 1998, the Company acquired Cymedix Corporation, which was merged into its wholly-owned healthcare technology subsidiary, Cymedix Lynx Corporation, and in 2000 began focusing solely on the development and commercialization of software and connectivity solutions for certain areas of the healthcare industry. In March, 2003 the Company acquired the business and assets of ePhysician, Inc., whose technology has been integrated with those of our previously developed Cymedix suite of technologies, resulting in the CarePoint(TM) Suite (the "CarePoint Suite") that the Company is currently marketing to physicians and other healthcare professionals.

      In November 2003, the Company acquired the businesses and assets of Frontline Physicians Exchange and Frontline Communications ("Frontline"), used in or necessary for the conduct of its 24-hour telephone answering services for physicians and other medically-related businesses and virtual office services to non-medical businesses and professionals. In September 2004, the Company sold all of the assets of the Frontline division, known as the OnRamp division, to the former owners of Frontline. The sale of OnRamp is part of refocusing the Company's financial resources and management efforts on its core HealthRamp operations.

      In 2003, the Company formed a wholly-owned subsidiary, LifeRamp Family Financial, Inc. ("LifeRamp"), in Utah that has not yet commenced business operations. LifeRamp's business purpose is the making of non-recourse loans to terminally ill cancer patients secured by their life insurance policies. In July 2004, the Company decided to indefinitely delay the commencement of business operations of LifeRamp while exploring financing and other possible alternatives. Subsequently in October 2004, the Company ceased all operations at LifeRamp and is actively pursuing alternatives for its LifeRamp investment. In January 2005, the Company began exploring options for capitalizing the LifeRamp business separately from the Company or spinning off all or a portion of LifeRamp. In February 2005, LifeRamp received $300,000 in bridge financing from investors in contemplation of such a transaction (see Note 13 - Subsequent

Events). The LifeRamp business is using the proceeds from the bridge financing to fund operations while it pursues the strategic recapitalization. There can be no assurance that the Company will complete a transaction that will recoup its investment or any portion thereof.

      The accompanying consolidated financial statements have been prepared on a going concern basis that contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has incurred significant operating losses for the past several years, the majority of which are related to the development of the Company's healthcare connectivity technology and related marketing efforts. These losses have produced operating cash flow deficiencies, negative working capital and a significant retained deficit,, which raise substantial doubt about its ability to continue as a going concern. The Company's future operations are dependent upon management's ability to source additional equity capital.

      The Company expects to continue to experience losses in the near term, until such time that its technologies can be successfully deployed with physicians to produce revenues. The continuing deployment, marketing and the development of the merged technologies will depend on the Company's ability to obtain additional financing. The Company has not generated any significant revenue to date from this technology. The Company is currently funding operations through the sale of debt and equity instruments, and there are no assurances that additional investments or financings will be available as needed to support the development and deployment of the merged technologies. The need for the Company to obtain additional financing is acute and failure to obtain adequate financing could result in lost business opportunities, the sale of the Company at a distressed price or may lead to the financial failure of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

      The accompanying consolidated financial statements include the accounts of Ramp Corporation and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

      On December 1, 2004, the Company completed a 1-for-60 reverse stock split of its outstanding common stock. All information related to common stock, options and warrants to purchase common stock and per share amounts included in the accompanying consolidated financial statements have been adjusted to give effect to the reverse stock split.

Use of Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of such financial statements and the reported amounts of revenue and expenses during the periods indicated. Actual results could differ from those estimates.

Concentrations of Credit Risk

      The Company's credit concentrations are limited due to the wide variety of customers in the health care industry and the geographic areas into which the Company's systems and services are sold.

      At certain times during the year, the Company maintains cash and cash equivalents in bank accounts in amounts above the federally insured limits.

Fair Value of Financial Instruments

      Due to their short maturities, the carrying value of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate their fair values as of December 31, 2004 and 2003.

      The carrying amounts of debt instruments approximate their fair value as of December 31, 2004 and 2003 because interest rates on these instruments approximate market interest rates and their maturities are short in duration.

Revenue Recognition

      We account for our revenue under the provisions of Statement of Position 97-2, "Software Revenue Recognition," as amended by Statement of Position 98-9 "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions". We derive our revenues from three primary sources: license revenues, comprised of fees associated with the licensing of our software to physicians and long term care facilities; service revenues, from maintenance and consulting and training services; and revenues from sales to pharmaceutical companies and other partners. Revenue is recognized when persuasive evidence of an arrangement exists, all obligations have been performed pursuant to the terms of such an arrangement, the product has been delivered, the fee is fixed or determinable and the collection of the resulting receivable is reasonably assured. If any of these criteria are not met, we defer revenue recognition until such time as all criteria are met. Revenue is generally recognized over the term of the contract. Payments received in advance are recognized as deferred revenue.

      In October  2004,  the  Company  purchased  the  business  assets of Berdy
Medical Systems, Inc., a company that develops, markets and licenses computer software and hardware for use in physician practices. Software license revenues and system (third party computer hardware) sales are recognized upon execution of the sales contract and delivery of the software and/or hardware. In all cases, however, the fee must be fixed or determinable, collection of any related receivable must be considered probable, and no significant post-contract obligations of the Company shall be remaining. Otherwise, the sale is deferred until all of the requirements for revenue recognition have been satisfied. Maintenance fees for routine client support and unspecified product updates are recognized ratably over the term of the maintenance arrangement. Training, implementation and EDI services revenues are recognized as the services are performed.

Segment Information

      The Company follows Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information", which establishes standards for reporting and displaying certain information of operating segments. As a result of the Company's sale of all of the assets of Frontline on September 30, 2004, the Company discontinued its professional services segment and manages and evaluates its operations in one reportable segment: Technology. The results of operations of the professional services segment have been classified as discontinued operations and prior periods have been restated.

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

Purchase Accounting Valuations

      As required under generally accepted accounting principles, when we make acquisitions such as the assets and businesses of Frontline in 2003 and Berdy Medical Systems in 2004 we make estimates of the fair value of tangible and intangible assets acquired and liabilities assumed. The determination of fair value requires significant judgments and estimates that affect the carrying value of our assets and liabilities. Periodically, we evaluate our estimates, including those related to the carrying value of tangible assets, long-lived assets, capitalized costs and accruals. We base our estimates on historical experience and on various other assumptions that we believe are reasonable. Actual results may differ from these estimates under different assumptions or conditions and as circumstances change.

Property and Equipment

      Property and equipment is stated at cost. Depreciation is provided utilizing the straight-line method over the estimated useful lives for owned assets, ranging from 3 to 7 years.

Software and Technology Costs

      The Company incurred $6,381,000, $2,756,000 and $2,366,000 of costs during 2004, 2003 and 2002, respectively, associated with its software research and development efforts, which it expensed in the accompanying statements of operations. Such costs primarily include payroll, employee benefits, and other headcount-related costs associated with product development. Technological feasibility for the Company's software products is reached shortly before the products are released commercially. Costs incurred after technological feasibility is established are not material, and, accordingly the Company expenses all software and technology costs when incurred.

      During 2003, the Company had provided advances totaling approximately $462,000 to a company that has technology that the Company was potentially interested in acquiring (either in whole or in part) and to a second company that was to complete the development of this technology, the advances being on a "work-for-hire" basis with ownership of the work belonging to the Company. It was ultimately determined that the technology did not meet the agreed-upon performance criteria and in the third quarter of 2003, the Company wrote off the entire amount advanced, which is reflected in software and technology costs in the accompanying statement of operations.

Interest Expense and Other Financing Costs

      In addition to interest expense, the Company records financing and certain offering costs associated with its capital raising efforts in its statements of operations. These include amortization of debt issue costs such as cash, warrants and other securities issued to finders and other service providers, and amortization of debt discount created by in-the-money conversion features on convertible debt accounted for in accordance with Emerging Issues Task Force ("EITF") Issue 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and Issue 00-27, "Application of Issue 98-5 to Certain Convertible Instruments," by other securities issued in connection with debt as a result of allocating the proceeds amongst the securities in accordance with Accounting Principles Board ("APB") Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", based on their relative fair values, and by any value associated with inducements to convert debt in accordance with SFAS No. 84, "Induced Conversions of Convertible Debt".

Long Lived Assets

      The Company reviews its long-lived assets, including its property and equipment and its intangible assets other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". The Company looks primarily to the undiscounted future cash flows in its assessment of whether or not long-lived assets have been impaired. In 2004, the Company abandoned its Florida office, ceased all operations of LifeRamp and commenced vacating its office facilities in Texas and Utah. In connection with these abandonments, the Company recorded an asset impairment charge of approximately $314,000 relating to fixed assets and leasehold improvements. In January 2005, the Company began exploring options for capitalizing the LifeRamp business separately from the Company or spinning off all or a portion of LifeRamp - see Note 13, Subsequent Events. During 2003 and 2002, the Company determined that no impairment charges were necessary.

Goodwill

      Under SFAS No. 142, the Company reviews its goodwill for impairment at least annually, or more frequently whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company first looks to the market capitalization of the Company in its assessment of whether or not total goodwill has been impaired. Although the market capitalization of the Company as a whole during 2004 exceeded the aggregate net worth of the Company, the analysis required under generally accepted accounting principles is to be done by reporting unit. In connection with the sale of OnRamp, goodwill of $3,357,000 was removed from the balance sheet in the third quarter of 2004 (see Note 4 - Discontinued Operations). Absent the sale of OnRamp, the Company would likely have written down goodwill and other intangible assets associated with its OnRamp operations in response to changing business conditions during the third quarter. Notwithstanding this, during 2004 and 2003, the Company determined that no impairment of its goodwill was required. Total goodwill, at December 31, 2004, includes $1,605,000 related to the unamortized balance of goodwill acquired through the Cymedix acquisition in 1998, and $187,000 of goodwill related to the acquisition of the assets of Berdy Medical Systems in October 2004 (see Note 3 - Acquisitions).

Advertising Costs

      The Company expenses advertising costs as incurred. Advertising expenses were $845,000, $1,344,000 and $23,000 for the years ended December 31, 2004,
2003, and 2002, respectively. Approximately $601,000 and $872,000 was incurred during 2004 and 2003, respectively in conjunction with our television advertisement campaign.

Basic Loss Per Share

      The Company applies the provisions of SFAS No. 128, "Earnings Per Share". All dilutive potential common shares have an antidilutive effect on diluted per share amounts and therefore have been excluded in determining net loss per share. Accordingly, the Company's basic and diluted loss per share are equivalent and, accordingly, only basic loss per share has been presented.

Stock Based Compensation

      The Company accounts for employee stock-based compensation awards based on their intrinsic value in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations Under the intrinsic value method, no compensation expense is recognized for employee stock-based compensation awards for which the exercise price and number of shares are known at the grant date, the exercise price is equal to the fair market value at the grant date, and vesting will occur solely based on the passage of time. In addition, restricted stock awards have been granted without cost to the recipients and are being expensed on a straight-line basis over the vesting periods.

      The Company accounts for non-employee stock based compensation awards based on their fair value in accordance with SFAS No. 123, "Accounting For Stock Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure - an Amendment SFAS No. 123".

      The Company has adopted the disclosure-only provisions of SFAS No.123 and continues to apply the accounting principles prescribed by APB No. 25 to its employee stock-based compensation awards. The weighted-average estimated grant date fair value, as defined by SFAS No.123, of options granted in 2004 and 2003, was $0.23 and $0.31, respectively and was immaterial in 2002, as calculated using the Black-Scholes option valuation model. Had compensation cost for the Company's options issued to its employees been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common share would have been changed to the pro forma amounts indicated below:

                                                                       Year ended December 31,
                                                     -------------------------------------------------------
                                                           2004               2003                2002
                                                     -------------------------------------------------------
Net loss applicable to common
   stockholders - as reported                            $ (50,765,000)    $ (31,321,000)     $  (9,014,000)
Add: stock based employee compensation
   cost included in net loss                                 1,351,000         2,328,000                  -
Less: stock based employee compensation
   cost as if the fair value method had been
   applied to all awards                                    (2,895,000)       (3,867,000)        (2,184,000)
Net loss applicable to common stockholders
                                                     -------------------------------------------------------
   - pro forma                                           $ (52,309,000)    $ (32,860,000)     $ (11,198,000)
                                                     -------------------------------------------------------
Basic and diluted per common share
                                                     -------------------------------------------------------
   - as reported                                         $      (14.73)    $      (20.84)     $       (8.53)
                                                     -------------------------------------------------------
Basic and diluted per common share
                                                     -------------------------------------------------------
   - pro forma                                           $      (15.18)    $      (21.87)     $      (10.59)
                                                     -------------------------------------------------------

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions used:

                                            Year ended December 31,
                              --------------------------------------------------
                                   2004                2003              2002
                              --------------------------------------------------
Approximate risk free rate         3.69%              5.50%              5.50%
Average expected life             5 years            5 years            5 years
Dividend yield                      0%                  0%                 0%
Volatility range                106% - 124%      90.65% - 114.85%         95%

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

Recently Issued Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123R), which replaces SFAS 123 and supersedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. For the Company, SFAS 123R is effective for periods beginning after June 15, 2005. Early application of SFAS 123R is encouraged, but not required.

      Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods. The Company has not yet determined the method of adoption it will use.

      In December 2004, the FASB issued SFAS No. 153, which amends Accounting Principles Board Opinion No. 29, "Accounting for Nonmonetary Transactions" to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 is effective for nonmonetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the impact of SFAS 153.

NOTE 3 - ACQUISITIONS

      On October 22, 2004, the Company purchased from Berdy Medical Systems, Inc. ("Berdy"), all of the tangible and intangible assets of Berdy. The purchase price consisted of an aggregate amount of $400,000 payable through the issuance of restricted shares of the Company's common stock, par value $.001. In addition, Berdy shall receive five (5%) percent of maintenance fees collected in connection with the SmartClinic electronic medical records system business purchased by the Company over a two-year period pursuant to the terms and conditions of an escrow agreement. In connection with the closing, each of Berdy's principal executive officers, Jack Berdy, MD and Mr. Rick Holtmeier have entered into employment agreements with the Company's wholly-owned subsidiary HealthRamp, Inc., on terms and conditions agreed upon by both parties. The allocation of the purchase price of the Berdy assets to the assets purchased based on their estimated fair market values at the date of acquisition is as follows:

          Tangible assets                                     $ 12,500
          Technology                                           225,000
          Customer - related intangibles                        79,800
          Customer - related liabilities                       (49,900)
          Goodwill                                             186,600
                                                              --------
          Total                                               $454,000
                                                              ========

      The pro forma impact of the acquisition of the assets of Berdy is insignificant to the financial statements of the Company.

      On March 4, 2003, the Company purchased from Comdisco Ventures, Inc., substantially all of the assets formerly used by ePhysician, Inc. in its software and technology business. Prior to its cessation of operations in 2002, ePhysician developed and provided ePhysician Practice, a suite of software products that enable physicians to prescribe medications, access drug reference data, schedule patients, view formulary information, review critical patient information and capture charges at the point of care using a Palm OS-based handheld device and the Internet. The aggregate purchase price was $348,000, including $300,000 of cash and 100,000 shares of the Company's common stock valued at $48,000. The acquisition was accounted for as a purchase transaction and, accordingly, the purchase price was allocated to the assets and liabilities based on their estimated fair values. The Company's purchase price allocation to the assets purchased based on their estimated fair market values at the date of acquisition as follows:

          Technology                                          $150,000
          Customer lists                                        50,000
          Trademarks                                            50,000
          Fixed assets                                          98,000
                                                              --------
          Total                                               $348,000
                                                              ========

      The above assets are being amortized over their estimated useful lives, which range between one and two years.

      Costs associated with terminated acquisitions amount to $142,000 and $309,000 during 2003 and 2002, respectively, and relate to the write-off of certain expenses associated with the PocketScripts acquisition. The Company entered into an agreement to acquire PocketScripts, LLC in December 2002; the agreement was terminated in March 2003.

NOTE 4 - DISCONTINUED OPERATIONS

      On November 10, 2003, in connection with an Asset Purchase Agreement (the "2003 Asset Purchase Agreement") entered into between the Company and The Duncan Group, Inc., ("DGI"), the Company completed the purchase of substantially all of the tangible and intangible assets, and assumed certain liabilities, of DGI, d/b/a Frontline. Frontline provides telephone answering services to physicians and other medically-related businesses and answering and other virtual office services to non-medical businesses and professionals. In connection with the 2003 Asset Purchase Agreement, the Company agreed to pay (a) $1,567,000 in cash at the closing, (b) $500,000 to be paid in common stock, (c) $1,500,000 to be paid in common stock which is forfeitable if Frontline's gross revenue did not total at least $1 million for the calendar year ended 2003, (d) additional cash payments equal to 15% of Frontline's gross revenue during 2003 and 2004, (e) up to an additional $1,500,000 to be paid in common stock based on the number of physician offices that are active customers of DGI who adopt the Company's technology and generate certain revenues to the Company, and (f) an additional $1 million of common stock if the average annual revenue of Frontline for the calendar years ending 2003 and 2004 equals or exceeds $1,500,000. In connection with (b) and (c) above, the Company agreed to issue to DGI at closing such number of shares of the Company's common stock equal to the specified dollar amounts above, which number of shares were based upon the average closing price of our common stock for the twenty (20) days immediately preceding the closing date. Utilizing this formula, the Company issued an aggregate of 61,050 shares of common stock to DGI at closing, which the Company valued at $43.20 per share, the closing stock price on November 10, 2003, in accordance with EITF Issue 99-12, "Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination." In connection with the expected cash payment equal to 15% of Frontline's gross revenues during 2003, $221,000 was included as additional purchase price and was included in accounts payable-related parties in 2003. The Company was to record additional purchase price when and if the remaining conditions of (d), (e), and (f) were satisfied.

      The acquisition was accounted for as a purchase transaction and, accordingly, the purchase price was allocated to the assets and liabilities of Frontline based on their estimated fair values as prepared by an independent valuation specialist. Included in the valuation analysis are the values assigned to purchased fixed assets, trade name and related trade marks, customer relationships, non-compete agreements and software and other technology. The estimated fair values included in the accompanying consolidated financial statements as of December 31, 2003 were as follows:

          Current assets                                    $   161,000
          Property and equipment                                194,000
          Amortizable identifiable intangible assets          1,268,000
          Goodwill                                            3,248,000
          Liabilities                                          (183,000)
                                                            -----------
          Total                                             $ 4,688,000
                                                            ===========

      On September 30, 2004, the Company closed a transaction pursuant to another Asset Purchase Agreement (the "2004 Asset Purchase Agreement"), dated as of September 29, 2004, by and between the Company, DGI, M. David Duncan (a former employee of the Company) and Nancy L. Duncan (a former Executive Vice President of the Company), to sell the assets of the Company previously acquired from DGI on November 10, 2003 (including intellectual property, tangible personal property, accounts receivable, and other assets, net of certain liabilities) related to the business of Frontline. In accordance with the 2004 Asset Purchase Agreement, the Company agreed to sell all of the assets of the Company's Frontline division, now known as the OnRamp division, in consideration of (i) the Company's receipt of $500,000 in cash paid at closing; (ii) termination of the employment agreement between the Company and each of M. David Duncan and Nancy L. Duncan; (iii) release and discharge of the Company's obligations to DGI under the 2003 Asset Purchase Agreement, to issue Incentive Shares (as defined in the 2003 Asset Purchase Agreement) to Duncan; (iv) release and discharge of the Company's obligations to DGI under the 2003 Asset Purchase Agreement to pay DGI a royalty equal to 15% of the gross revenue of the OnRamp business during 2003 and 2004 (of which $326,000 was accrued and unpaid as of September 30, 2004); and (v) release and discharge of the Company's obligations under the 2003 Asset Purchase Agreement to pay DGI any shortfall amount following the sale of certain shares of the Company's common stock by Duncan.

      The sale of OnRamp resulted in a loss of approximately $3.9 million. Goodwill of $3,357,000 which includes $109,000 recorded in 2004 was removed from the balance sheet in the sale of OnRamp. Absent the sale of OnRamp during the third quarter of 2004, the Company would likely have written down goodwill and other intangible assets associated with its OnRamp operations in response to changing business conditions during the third quarter.

Revenues and loss from the discontinued OnRamp segment operations were as follows:

                                                                 Period From
                                                               November 10, 2003
                                      Nine Months Ended             through
                                     September 30, 2004        December 31, 2003
                                  ----------------------------------------------
Revenues                                 $ 1,081,000               $ 242,000
Loss from discontinued operations           (174,000)               (110,000)

NOTE 5 - BALANCE SHEET DISCLOSURES

      Valuation and qualifying accounts:

      In connection with the acquisition of the assets of Berdy Medical Systems in October 2004 the Company established a bad debt reserve in the amount of $17,000. There was no bad reserve in 2003 or 2002.

      Prepaid expenses and other current assets consist of the following:

                                                            December 31,
                                                     ---------------------------
                                                       2004               2003
                                                     ---------------------------
Prepaid insurance                                    $216,000           $218,000
Sales commissions                                     218,000                 --
Other current assets                                  106,000            103,000
                                                     ---------------------------
                                                     $540,000           $321,000
                                                     ===========================

      Property and equipment consist of the following:

                                                             December 31,
                                                     --------------------------
                                                         2004           2003
                                                     --------------------------
Furniture and fixtures                               $   298,000    $   451,000
Computer hardware and purchased software               1,148,000        805,000
Leasehold improvements                                        --         49,000
                                                     --------------------------
                                                       1,446,000      1,305,000
Less: accumulated depreciation and amortization         (650,000)      (574,000)
                                                     --------------------------
                                                     $   796,000    $   731,000
                                                     ==========================

Depreciation expense was $305,000, $157,000, and $127,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

      At December 31, 2004, the Company's intangible assets, net consisted of the following:

                                                    Accumulated   Average useful
                                          Cost      Amortization      Lives
Trade name and related marks           $  50,000     $  46,000       2 years
Customer-related intangibles             130,000        53,000       2 years
Software and other technology            375,000       156,000       2 years
                                -------------------------------
Totals                                 $ 555,000     $ 255,000
                                ===============================

Amortization expense during 2004 and 2003 totaled $151,000 and 136,000, respectively, and amortization expense is projected to be approximately $173,000 in 2005 and $127,000 in 2006.

      Accrued expenses consist of the following:

                                                            December 31,
                                                     ---------------------------
                                                        2004             2003
                                                     ---------------------------
Accrued payroll and benefits                         $1,046,000       $  854,000
Accrued lease abandonment costs                         317,000           57,000
Accrued professional fees                             1,154,000          764,000
Accrued severance                                       772,000          382,000
Accrued settlements                                     700,000               --
Accrued interest                                         22,000            8,000
Accrued marketing fees                                  327,000               --
Other accrued expenses                                  551,000               --
                                                     ---------------------------
                                                     $4,889,000       $2,065,000
                                                     ===========================

NOTE 6 - DEBT

Debt consists of:

                                                             ----------------------------------
                                                                         2004           2003
                                                                      ---------       ---------
Convertible notes, investors, interest accrues at 6%                  $ 452,000               -
Convertible note - investor, interest accrues at
   10%, payable through December 15, 2004                    (1)         25,000               -
Convertible note - investor, interest accrues at
   10%, payable through January 25, 2005                                 50,000               -
Promissory note, interest accrues at the prime rate,
   payable the earlier of August 20, 2005 or upon
   completion of a financing with gross proceeds of at
   least $5,000,000                                                     150,000
Notes payable -finance company, interest accrues
   at 6.5%, monthly payments of principal and interest
   of $3,000 are payable through June 2005                               17,000       $ 116,000
Revolving line of credit                                     (2)                         33,000
Convertible note - investor, interest accrues at
   7%, payable through November 2008                                    200,000         200,000
Convertible note - investor, interest accrues at
   7%, payable through January 2005                          (3)                        150,000
Equipment line of credit                                     (2)                         31,000
Promissory note payable -finance company, interest
   accrues at 7.5%, monthly payments of principal
   and interest of $2,000 are payable through July 2007      (2)                         84,000
Promissory note payable -finance company, interest
   accrues at 8.6%, monthly payments of principal
   and interest of $2,000 are payable through August 2006    (2)                         48,000
Notes payable -finance company, interest accrues
   at 9.9%, payable through December 2005                    (2)                          8,000
                                                                      ---------       ---------
Total Debt                                                              894,000         670,000
Debt discount                                                          (360,000)       (169,000)
Current portion                                                        (469,000)       (232,000)
                                                                      ---------       ---------
Long - term debt                                                      $  65,000       $ 269,000
                                                                      =========       =========

(1) The investor has agreed to convert the note into shares of common stock upon the effectiveness of the filing of a registration statement on Form S-3 in 2005.
(2) These debt obligations were those of the Company's OnRamp division which were assumed by the purchaser of OnRamp's net assets on September 30, 2004. (See
Note 4 - Discontinued Operations)
(3) Converted into 13,889 shares of the Company's common stock on January 22, 2004.

Convertible Debentures and Promissory Notes: 2004

      In May and June 2004 the Company issued an aggregate of $1,650,000 of promissory notes which bear interest at the prime rate plus 2%. The notes plus accrued interest were repaid on July 14, 2004 from the proceeds of the issuance of $4,200,000 of convertible promissory notes (see below). In connection with investment advisory services, two individuals received an aggregate of 16,667 shares of the Company's unregistered common stock and 16,667 unregistered common stock purchase warrants at an exercise price of $10.80. The fair value of these issuances of $478,000 was recorded as debt issuance costs.

      On July 14, 2004, the Company entered into a Note and Warrant Purchase Agreement (the "Note Purchase Agreement") with two accredited investors ("July 2004 Investors"). Under the terms of the Note Purchase Agreement, the Company issued a convertible promissory note due January 14, 2005 in the aggregate principal amount of $2,100,000 to each investor. In connection with the agreements, the note holders were issued a security interest in and to all of the assets of the Company, including the Company's intellectual property. Each promissory note is convertible into shares of common stock at an initial conversion price of $18.00 per share, or 116,667 shares of common stock. In addition, the Company issued to each investor warrants exercisable into 312,255 shares of common stock at exercise prices ranging from $6.60 per share to $24.00 per share. The warrants have a term of one year. The issuance of the warrants along with the convertible notes resulted in a debt discount of $1,580,000 which is being amortized over the six-month term of the notes. In connection with the notes, the Company made a cash payment of $320,000 to a placement agent, and agreed to issue to the placement agent warrants exercisable into 23,333 shares of common stock at exercise prices ranging from $6.60 per share to $24.00 per share for a one year term, which were valued at approximately $94,000.. The cash paid and value of the warrants issued to the placement agent which total $415,000 were recorded as deferred financing costs, and are being amortized over the maturity of the related notes or upon the notes' conversion, if such conversion occurs earlier.

      On July 14, 2004, the Company entered into a Letter Agreement (the "Letter Agreement") with an investor (the "March 2004 Investor") in connection with the anti-dilution provisions contained in that certain Common Stock and Warrant Purchase Agreement, dated March 4, 2004, between the investor and the Company (see Note 7 - 2004 Private Placements). Under the terms of the Letter Agreement and in consideration for the waiver by the investor of its anti-dilution rights, the Company issued to the investor an additional 402,174 shares of common stock, a convertible promissory note in the aggregate principal amount of $1,920,000 convertible into shares of the Company's common stock at a conversion price of $18.00 per share, or 106,666 shares of common stock, and warrants exercisable into 285,490 shares of common stock at exercise prices ranging from $6.60 per share to $24.00 per share. The warrants have a term of one year. In connection with the above issuance of the common stock and warrants under the Letter Agreement, two placement agents received an aggregate of 28,673 shares of the Company's common stock, valued at approximately $292,000.

      The issuance of the additional shares of common stock, the convertible promissory note and the warrants to the investor resulted in non-cash financing costs of approximately $7.3 million which were recorded in the third quarter of 2004. In addition, on the condition that the warrants issued in March 2004 with respect to all of the 36,232 shares of common stock underlying such warrant was exercised and the aggregate exercise price of $2,174 was received by the Company within three days from the date thereof, the exercise price with respect to all of the shares of common stock underlying the original warrant issued in March 2004 then being exercised was reduced from $48.00 per share to $0.06 cents per share. This repricing resulted in a disproportionate deemed dividend of $118,000 which was recorded in the third quarter of 2004.

      On October 29, 2004, the Company issued a secured  convertible  promissory note in the principal amount of $50,000 bearing interest at the rate of 10.0% per annum, due January 25, 2005, convertible at the option of the holder, into shares of the Company's common stock at a conversion price of $1.20 per share. Interest is payable in cash. Additionally, the Company issued to the investor a warrant to purchase 41,667 shares of the Company's common stock at an exercise price of $1.80 per share. The issuance of the warrants along with the convertible note resulted in a debt discount of $35,955 which is being amortized over the term of the note. The warrant is exercisable at any time through October 29, 2009.

      In October 2004, the Company entered into letter agreements with its March 2004 and July 2004 Investors, with respect to the reduction of the exercise price of outstanding warrants to purchase an aggregate of 910,000 shares of common stock, from prices ranging from $6.60 to $24.00, to $1.95 per share. In connection with the exercise of warrants to purchase an aggregate of 631,552 shares of common stock, the noteholders agreed to a reduction of principal amount of outstanding notes in the aggregate amount of $981,509 and to pay cash proceeds to the Company in the aggregate amount of $250,000. In November, 2004, the Company agreed with the same investors with respect to the reduction of the exercise price of the remaining outstanding warrants to purchase an aggregate of 278,448 shares of common stock, from a price of $1.95 per share to $0.90 cents per share. In connection with the exercise of warrants to purchase all of the shares of common stock, the note holders agreed to a reduction of principal amount of outstanding notes in the aggregate amount of $250,603. The reduction of the exercise prices of the warrants in October and November 2004 were recorded as additional interest expense in the aggregate amount of $502,676.

      In November, 2004, the Company also agreed with the same three existing convertible note holders with respect to the reduction of the conversion price of outstanding convertible notes to purchase an aggregate of 340,000 shares of common stock, from $18.00 per share, to $0.90 per share. In connection with the conversion of notes to purchase shares of common stock, the note holders agreed to a reduction of principal amount of outstanding notes in the aggregate amount of $306,000. Effective December 2, 2004 each of the secured note holders agreed to exchange all of their convertible secured promissory notes, in the aggregate remaining principal amount of $4,731,870, plus interest in the amount of $137,162, due January 14, 2005, into an aggregate number of restricted shares of the Company's common stock, par value $.001 per share, having a market value of $1.14 per share, plus the issuance of three-year warrants to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $1.14 per share. The reduction of the conversion price in November and December 2004 resulted in a debt conversion expense totaling $6.7 million. In connection with the agreements, the note holders agreed to terminate their security interest in and to all of the assets of the Company, including the Company's intellectual property. The exchange of debt into equity eliminates certain restrictive covenants relating to the Company's ability to enter into subsequent financings and anti-dilution provisions, which were contained in the note agreements with the original note holders. The Company is obligated to list for trading and register for resale the shares of common stock and the shares of common stock underlying the warrants issuable to the investors on its next registration statement filed with the Securities and Exchange Commission, or within 60 days following the date of the agreements upon a written demand by the note holders requesting the filing of such registration statement.

      On December 2, 2004, the Company issued to certain investors convertible promissory notes in the aggregate principal amount of $400,000 bearing interest at the rate of six percent (6.0%) per annum, due March 1, 2005. In connection with the note financing, the Company issued a convertible promissory note in the principal amount of $52,000 to an entity as an advisory fee on the same terms and conditions as the investors. One hundred and twenty percent (120%) of the outstanding principal amount of the notes plus accrued interest thereon shall be automatically convertible into other securities of the Company which may be issued by the Company in any subsequent transaction with gross proceeds to the Company of a minimum of $1,000,000. (See Note 13 - Subsequent Events). Interest on the notes is payable in cash or securities issued in a subsequent transaction. The Company also agreed to issue to the investors an aggregate of 480,000 shares of the Company's common stock and the advisor received 48,000 shares of the Company's common stock. The issuance of the shares of common stock to the investors resulted in a debt discount of approximately $311,000 which is being amortized to interest expense over the term of the notes. The issuance of the note and shares of common stock to the advisor was recorded as deferred financing costs which is being amortized to interest expense and other financing costs over the term of the notes.

Convertible Debentures and Promissory Notes: 2003

      During April, May and June 2003, the Company completed the private placements of $400,000, $250,000 and $1,200,000 in convertible debentures (the "03-1 Debentures," "03-2 Debentures" and "03-3 Debentures," respectively, and the "Debentures," collectively). The Debentures have 18-month terms, bear interest at 7% per annum and are convertible into common stock at the following prices: 03-1 Debentures - $9.00; 03-2 Debentures - $9.00; and 03-3 Debentures - $10.80.

      The Company received a total of approximately $1,541,000 from these placements, net of cash offering costs of approximately $309,000. In connection with the 03-1 Debentures, the Company issued warrants to the investors to purchase 25,000 shares of common stock at an exercise price of $0.60 per share. In connection with the 03-2 and 03-3 Debentures, the Company issued warrants to a placement agent and its designees to purchase 5,000 shares of common stock at $9.60 per share, and 11,111 shares of common stock at $15.00 per share, respectively, resulting in additional offering costs of approximately $215,000. The aggregate offering costs of $524,000 were initially recorded as deferred financing costs and amortized on a straight-line basis over the related Debenture's term.

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

      The Debentures were issued with in-the-money conversion features since their stated conversion prices were below the fair market value of the Company's common stock at the commitment dates. Additionally, the Company issued warrants to the investors in the 03-1 Debentures, which resulted in a higher effective beneficial conversion feature for this issuance. The Company applied the principles in EITF Issue 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" and Issue 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments", to determine the appropriate original issue discounts (OID) on the Debentures, which amounted to $1,350,000. This OID was initially being amortized on a straight-line basis over the related Debenture's term.

      In October 2003 the holders of the Debentures elected to convert them into common stock, and the holder of the debenture, who received a warrant to purchase 25,000 shares of common stock at $0.60, also exercised the warrant in a cashless exercise. The Company issued a total of 222,179 shares of its common stock, of which 183,334 shares were based upon the principal amount of these debentures, 24,615 on the exercise of the warrant and the balance of 14,230 shares were issued for interest and due to the delay in the effectiveness of the registration statement applicable to these shares. The value of the 14,230 shares on October 24, 2003, the date of issue, at $28.80 per share (the closing price of our common stock on the American Stock Exchange that day), less $33,000 of interest and $105,000 of late effectiveness penalty, both accrued in the third quarter of 2003, was $273,000, and that amount was charged to expense in the fourth quarter of 2003. As a result of the conversion of the Debentures, the total unamortized debt discount and issuance costs of $1,439,000 related to the Debentures were charged to expense in the fourth quarter of 2003. Thus all of the financing costs and the OID issued in connection with the Debentures were expensed in 2003.

      Between July 29, 2003 and October 15, 2003, various Lenders (the "Lenders") made loans to the Company in the aggregate principal amount of $2,250,000 (the "Loans") (see below).

      During July 2003 and September 2003, the Company completed two private placements totaling of $1,400,000 of convertible debentures having an 18-month term, which bear interest at 7% per annum. On September 30, 2003, the Company issued an aggregate of $1,400,000 of promissory notes (the "Notes"), with an 18-month term and bearing interest at a rate of 10% per annum. The Notes were issued in exchange for $1,400,000 of outstanding 7% convertible debentures previously issued by the Company. The holders of these debentures consented to the exchange when it was determined that, under the rules of the American Stock Exchange, stockholder approval was required before the Company could honor requests to convert these debentures into shares of the Company's common stock. Therefore, the Company accounted for the Notes in lieu of the debentures during the third quarter of 2003. The Company received a total of approximately
$1,291,000 from these placements, net of cash offering costs of approximately $109,000. In connection with the Notes, the Company issued warrants to a placement agent and its designees to purchase 16,667 shares of common stock at $13.20 per share, and to purchase 2,899 shares of common stock at $15.60 per share, respectively, resulting in additional offering costs of approximately $359,000.

      In October 2003 the Company borrowed $600,000 and $250,000 and issued 10% promissory notes due on November 15, 2003 and December 1, 2003, respectively. These notes were secured by the pledge of 16,667 shares of the Company's common stock owned by Darryl Cohen, the Company's former Chairman and CEO, and by 8,333 shares of the Company's common stock owned by Andrew Brown, the Company's then President and COO (now CEO). In consideration for this pledge Messrs. Cohen's and Brown's stock based compensation award became fully vested (see Note 7). In connection with these transactions the Company issued warrants expiring in October 2008 to the finder and its designees to purchase a total of 4,333 shares of its common stock at $0.60 per share, combined with warrants to purchase in the aggregate 2,333 shares of the Company's common stock at $0.60 per share in satisfaction of a finder's fee due on the September Note discussed above. The Black-Scholes valuation of these warrants to purchase 6,667 shares is $176,000.

      On November 15, 2003, the Company entered into an Exchange Agreement with the Lenders whereby the Company agreed to issue 93 shares of the Company's common stock for every $1,000 of the Loans delivered by the Lenders. As a result of the exchange agreement the Company recorded debt discount in the face amounts of the Loans to reflect the newly added beneficial conversion feature. Through December 2003, Lenders delivered promissory notes in the aggregate principal amount of $2,250,000 to be exchanged for 208,334 shares of our common stock. The Lenders waived their rights to any accrued interest. All but $150,000 of the Loans were exchanged prior to December 31, 2003, and thus the majority of the offering costs and debt discount related to the Loans was expensed during the fourth quarter of 2003. The remaining $150,000 of Loans was converted during January of 2004.

      On November 5, 2003 the Company sold a $1,000,000 7% convertible debenture that matures on April 30, 2005, but the holder may require the Company to redeem it after March 31, 2004 at a price that would reflect any increase in the market price of the common stock above the conversion price. The debenture is convertible into common stock at $15.00 per share while the closing price of our common stock on the American Stock Exchange on November 5, 2003 was $39.60 and, therefore, this debenture was issued with an in-the-money conversion feature. The Company reserved 133,333 shares of its common stock pursuant to this debenture. In addition, on November 7, 2003 the Company sold $3,000,000 of its 7% convertible promissory notes that mature in March 2005, to two buyers, these notes being convertible at $15.00 per share and also issued warrants with a term of five years to purchase 10,000 shares of common stock at $60.00 per share to the buyers. In connection with these placements, finders were paid $200,000 in cash and received 7% convertible debentures in the face amount of $200,000 convertible into common stock at $15.00 per share. The closing price of our common stock on the American Stock Exchange on November 7, 2003 was $46.20 and therefore these promissory notes were issued with an in-the-money conversion feature. The Company reserved 440,000 shares of its common stock pursuant to these notes, warrants and debentures. This convertible debenture and these convertible promissory notes were converted in December 2003. As a result of the conversion the Company expensed the related debt issue costs of $439,000 and related OID of $4,200,000 during the fourth quarter of 2003.

Convertible Debentures and Promissory Notes: 2002

      The Company entered into a secured convertible loan agreement, dated February 19, 2002, pursuant to which the Company borrowed $1,000,000 from WellPoint Health Networks Inc., in which a then member of the Company's audit committee was a related party. WellPoint converted the note into 40,087 common shares on October 9, 2002, which includes approximately $48,000 of accrued interest. The loan was secured by the grant of a security interest in all the Company's intellectual property, including its patent, copyrights and trademarks. The conversion of the loan eliminated the aforementioned security interest.

NOTE 7 - STOCKHOLDERS' EQUITY (DEFICIT)

      As of December 31, 2004, the Company has authorized 400,000,000 shares of common stock and 2,500,000 shares of preferred stock, of which 488 shares have been authorized relating to the 1996 preferred stock issuance and 3,200 shares have been authorized relating to the 2003 Series A convertible stock plan.. On November 18, 2004, the Company's stockholders approved a 1 for 60 reverse stock split which was effective for trading purposes as of December 1, 2004. The number of post-split shares outstanding on December 2, 2004, was 5,310,013. All references in the financial statements to shares, share prices, per share amounts and stock option plans have been adjusted retroactively to reflect this reverse stock split.

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

2004 Private Placements

      In March 2004, the Company sold 181,159 shares of common stock to an investor at a purchase price of $27.60 per share, raising proceeds of $4,762,000, net of $249,000 in offering costs (the "March 2004 Private Placement). In connection with the private placement, the investor also received a five-year warrant to purchase 36,232 shares of common stock at an exercise price of $48.00 per share. The Company also issued a five-year warrant to purchase 2,899 shares of common stock at $48.00 per share to a finder and five-year warrants to purchase an aggregate of 13,857 shares of our common stock at $48.00 per share to the placement agent and its affiliates for its services in the placement. In addition, finders and placement agents received an aggregate of 6,783 shares of the Company's common stock. The investor has an anti-dilutive feature in the event the Company raises funds at a price of less than $27.60 per share (see Note 6 for discussion of events occurring in July 2004 regarding the issuance of additional shares of common stock, convertible promissory note, and warrants relating to this anti-dilutive feature, as well as the reduction in the exercise price of the warrant described above).

      Also, during the quarter ended March 31, 2004, the Company completed a private placement of its common stock and raised net proceeds of $765,000. A total of 191,250 units were placed, each consisting of ten sixtieths (10/60) post split (ten pre split) shares of common stock and two sixtieths (2/60) warrants. Subscribers purchased each unit for $4.00 and are entitled to exercise warrant rights to purchase one sixtieth (1/60) share of common stock at a purchase price of 36.00 per share for a five-year period commencing on or after July 1, 2004 and terminating on June 30, 2009.

2003 Private Placements

      During the first quarter of 2003, the Company completed a private placement of its $.001 par value common stock and received proceeds of $1,499,000, net of $95,000 in fees. A total of 3,151,250 units were placed, each consisting of two sixtieths (2/60) shares of common stock and one sixtieth (1/60) warrant. Subscribers purchased each unit for $24.00 and are entitled to exercise warrant rights to purchase one sixtieth (1/60) share of common stock at a purchase price of $30.00 per share during the exercise period commencing on January 1, 2003 and ending December 31, 2007. The Company registered the above common stock and shares of common stock covered by the warrants for resale in a registration statement with the Securities and Exchange Commission.

      In the second quarter of 2003, the Company completed a private placement of its common stock and received proceeds of $471,550, net of $23,450 in fees. The Company also issued warrants expiring in May and June of 2008 to finders to purchase a total of 1,954 shares of common stock at $18.00 per share. A total of 247,500 units were placed, each consisting of ten sixtieths (10/60) shares of common stock and a warrant to purchase five sixtieths (5/60) shares of common stock. Subscribers purchased each unit for $2.00 and are entitled to exercise the warrant to purchase five sixtieths (5/60) shares of common stock at a purchase price of $18.00 per share during the exercise period commencing on July 15, 2003 and ending December 31, 2007.

      During the third quarter of 2003, the Company completed a private placement of its common stock and received proceeds of $1,499,000, before fees of $95,000. The Company also issued five year warrants expiring in July and August of 2008 to finders to purchase a total of 6,883 shares of common stock at $18.00 per share. A total of 743,750 units were placed, each consisting of ten sixtieths (10/60) shares of common stock and a warrant to purchase five sixtieths (5/60) shares of common stock. Subscribers purchased each unit for $2.00 and are entitled to exercise the warrant to purchase five shares of common stock at a purchase price of $18.00 per share during the exercise period commencing on July 15, 2003 and ending December 31, 2007.

      During the fourth quarter of 2003, the Company completed a private placement of its common stock and received proceeds of $350,000. A total of 76,040 units were placed, each consisting of ten sixtieths (10/60) shares of common stock and a warrant to purchase five sixtieths (5/60) shares of common stock. Subscribers purchased each unit for $2.00 and are entitled to exercise the warrant to purchase five sixtieths (5/60) shares of common stock at a purchase price of $18.00per share during the exercise period commencing on July 15, 2003 and ending December 31, 2007.

      On December 31, 2003, the Company entered into a Series A Convertible Preferred Stock Purchase Agreement (the "December Agreement"). Under the terms of the December Agreement, the Company sold an aggregate of 3,000 shares of Series A Convertible Preferred Stock for net proceeds of $2,869,000. In addition to cash offering costs of $131,000, the Company also issued 112 shares of Series A convertible preferred stock in aggregate to two placement agents. Each share of the Series A Convertible Preferred Stock is convertible into a number of shares of common stock equal to $1,000 divided by the conversion price of the Series A Convertible Preferred Stock, initially $24.00 per share. The total number of shares of common stock initially issuable upon conversion of the Series A Convertible Preferred Stock is 125,000. During the first quarter of 2004 all of the 3,112 shares of Series A Convertible Preferred Stock and accrued dividends thereon were converted into 130,571 common shares. In addition, during 2003 the Company issued warrants to purchase an aggregate of 51,667 shares of common stock, 39,167 of which are exercisable at $36.60 per share and 12,500 of which are exercisable at $42.00 per share. The warrants have a term of five years. In connection with this placement, the Company recorded a beneficial conversion discount of $2,156,000 as an increase to its accumulated deficit and net loss applicable to common stockholders.

2002 Private Placement

      During 2002, the Company initiated three private placement offerings each consisting of one share of common stock and warrants to purchase common stock. The exercise price of the offering was $24.00 per share. The warrants, included with each unit, entitled the holder to purchase common shares at $30.00 per share, expiring five years after offering date. Over the three offerings, $5,491,000 was raised in total proceeds, net of offering costs of $290,000, through the issuance of 228,375 shares of common stock.

1999 Private Placements

      During 1999, the Company initiated three private placement offerings each consisting of one share of preferred stock (as designated) and warrants to purchase common stock.

      The first private placement consisted of 300 shares of Series A preferred stock each with 1,000 warrants for $1,000 per unit, which raised total proceeds of $300,000. The warrants included with each unit entitle the holder to purchase common shares at $60.00 per share, expiring in October 1, 2000. The preferred shares were convertible into common shares at $15.00 per common share through March 1, 2003. During 1999, 115 shares of Series A preferred stock were converted into 7,667 common shares During 2000, 185 shares of Series A preferred stock were converted into 12,333 common shares. All of the warrants relating to the Series A preferred stock were exercised in 2000.

      The second private placement consisted of 1,832 shares of Series B preferred stock each with 2,000 warrants for $1,000 per unit, which raised total proceeds of $1,816,500 (net of offering costs of $15,500). The warrants included with each unit entitle the holder to purchase common shares at $30.00 per share, expiring on October 1, 2002. The Company also issued a warrant to purchase 833 shares of common stock at $30.00, expiring in May 2002, for services rendered in connection with the private placement. During 1999 and 2000, 1,782 shares of Series B preferred stock were converted into 59,400 common shares. During 2002, 50 shares of Series B preferred stock were converted into 1,667 common shares. These warrants expired in October 2002. Upon cancellation, the Company extended the expiration date for 8,000 of these warrants to April 2003. Using a Black Scholes pricing model, $58,000 of expense was charged to equity as the value of this repricing.

      The third private placement consisted of 1,995 shares of Series C preferred stock each with 4,000 warrants for $1,000 per unit, which raised total proceeds of $1,995,000. The warrants, included with each unit, entitled the holder to purchase common shares at $30.00 per share, expiring in April 1, 2003. The preferred shares were convertible beginning April 1, 2000 into common shares at $30.00 per common share through April 1, 2003. During 2000, 1,120 shares of Series C preferred stock were converted into 37,333 common shares. During 2001, 500 shares of Series C preferred stock were converted into 1,667 shares of common stock. During 2002, 300 shares of Series C preferred stock were converted into 10,000 shares of common stock. In October 2003 the Company purchased the remaining 75 shares of its 1999 series C convertible preferred stock and issued 2,500 shares of its common stock in exchange therefore. This transaction was treated as a capital transaction with no net value being recorded in equity; however, the fair value of the common shares issued in excess of the carrying value of the preferred shares was accounted for as a dividend to the affected equity holders during the fourth quarter of 2003. After April 1, 2000, the warrants are callable by the Company for $0.60 upon thirty days written notice. The Company has not called any of these warrants as of the date hereof.

1996 Private Placement

      The Company has one remaining unit of its 1996 preferred stock outstanding at December 31, 2004 and 2003. The remaining unit may be converted into the Company's common stock including accrued dividends at the lesser of $75.00 per common share or 75% of the prior five day trading average of the Company's common stock.

Common Stock Issued for Settlements and Services

      In connection with a settlement agreement with an existing investor, the Company issued approximately 21,667 shares to this investor during the second quarter of 2004. The Company accounted for this as a disproportionate deemed dividend in the amount of $336,000 which increased the net loss applicable to common shareholders and basic and diluted net loss per share for the year ended December 31, 2004.

      During 2004 the Company issued common stock and warrants to various consultants and vendors for past and current services rendered. Approximately $3.7 million of non-cash expenses were recorded in the 2004 financial statements relating to these issuances.

Equity Line

      The Company entered into an Equity Line of Credit Agreement dated as of June 12, 2001, which provided that the Company could put to the provider, subject to certain conditions, the purchase of common stock of the Company at prices calculated from a formula as defined in the agreement. During the period January to April 2002, the Company received $972,000, net of commissions and escrow fees from eight equity line advances, resulting in the issuance of 32,579 shares of common stock. This agreement was terminated in April 2002.

Stock Options and Warrants

      In August 1999, the Board of Directors adopted the 1999 Stock Option Plan (the "1999 Plan"), which provides for the grant of incentive stock options ("ISOs") to officers and other employees of the Company and non-qualified options to directors, officers, employees and consultants of the Company. Options granted under the plan generally vest over a period of one or more years and expire at various times up to ten years. ISOs are granted at a price equal to the market value at the date of grant. The Board of Directors reserved 166,667 shares of common stock for granting of options under the 1999 Plan. At the 2001 Annual Meeting the shareholders approved an increase to 50,000 shares of common stock for issuance under the 1999 Plan.

      In February 2003, the Board of Directors adopted, and in May 2003 stockholders approved, the 2003 Stock Incentive Plan (the "2003 Plan"), which provides for the grant of ISOs, supplemental stock options, stock appreciation rights and performance shares to directors, officers, employees, consultants and advisors of the Company and its subsidiaries. Options granted under the plan generally vest over a period of one or more years and expire at various times up to ten years. Upon exercise, shares will be issued upon the payment of the exercise price in cash, by delivery of shares of common stock, options or a combination of these methods. ISOs are granted at a price equal to the market value at the date of grant. The Board of Directors reserved 166,667 shares of common stock for grants under the 2003 Plan.

      In October 2003, the Board of Directors adopted, and in December 2003 stockholders approved, the 2004 Stock Incentive Plan (the "2004 Plan"), which provides for the grant of ISOs, supplemental stock options, stock appreciation rights and performance shares to directors, officers, consultants and advisors of the Company its subsidiaries. ISOs granted under the plan generally vest over a period of one or more years and expire at various times up to ten years. Upon exercise, shares will be issued upon the payment of the exercise price in cash, by delivery of shares of common stock, options or a combination of these methods and expire up to ten years after the date of grant. ISOs are granted at a price equal to the market value at the date of grant. The Board of Directors reserved 250,000 shares of common stock for grants under the 2004 Plan.

      In October 2003, the Board of Directors established the 2003 Consultants Stock Option Warrant and Stock Award Plan (the "2003 Consultants Plan"), which provides for the grant of non-qualified options, warrants, restricted stock and unrestricted stock to consultants of, or other natural persons who provide bona fide services, other than services in connection with the offer or sale of the Company's securities in a capital raising transaction to, the Company. The Board of Directors reserved 83,333 shares of common stock for grants under the 2003 Consultants Plan.

      In September 2004, the Board of Directors adopted, and in November 2004 stockholders approved, the 2005 Stock Incentive Plan (the "2005 Plan"), which provides for issuance of common stock of up to 5,500,000 shares to the Company's employees, consultants and directors through restricted stock awards or reserved for the exercise of options. Options granted under the plan generally vest over a period of one or more years and expire at various times up to ten years. ISOs are granted at a price equal to the market value at the date of grant.

      The Board of Directors made certain stock awards and granted stock options effective July 10, 2003. As an incentive to provide their services to the Company at least through January 6, 2004, and pursuant to the Company's 2003 Stock Incentive Plan, Mr. D. Cohen, the Company's former Chairman and CEO, was granted 16,667 shares of restricted common stock, and Mr. Patrick Jeffries, the Company's former Chairman, and External Affairs, Inc. ("EA"), a consulting firm affiliated with Andrew Brown, the Company's current Chairman and CEO, were each granted 8,333 shares of restricted common stock, with the Company to pay the income taxes on the grant and also the income taxes on the payment of the income taxes. The Company estimates that its liability for such tax and tax on tax payments will total approximately $278,000, which has been included in accrued expenses in the accompanying Statement of Operations for fiscal year 2003. In addition, the Board granted Mr. Cohen a five-year option to purchase 50,000 shares of common stock at $15.00 per share with one third of such shares vesting quarterly over the next twelve months as long as Mr. Cohen retains his position of President and Chief Executive Officer of the Company, and the remaining two-thirds vesting on June 30, 2004 based on the Company achieving targeted revenues during the twelve months ending June 30, 2004. If revenue does not reach the target then vesting is reduced pro rata. EA received options with similar terms for a total of 25,000 shares. Mr. Jeffries received a five-year option to purchase 8,333 shares at $15.00 each vesting quarterly over the next twelve months as long as he retains his position as Chairman of the Company. Mr. Jeffries also received a five-year option to purchase 13,333 shares of common stock at $15.00 per share based on his continued membership on the Board and satisfactory performance as Chairman of the Company over the next twelve months. Messrs. Samuel Havens and Guy Scalzi, two non-employee directors of the Company at the time, received similar options to Mr. Jeffries' for 3,333 shares each. The closing price of the common stock on the American Stock Exchange on July 10, 2003 was $20.40.

      The Company recognized compensation charges for the restricted stock and option grants to Mr. D. Cohen, for 3,333 option shares for each of Mr. Jeffries and the other Board members based on the intrinsic-value method prescribed by APB No. 25. The Company also recognized compensation charges for the restricted stock and additional option grants to Mr. Jeffries, given to him in his capacity as a consultant to the Company, as well as all such grants to EA based on the fair-value method prescribed by SFAS No. 123 and EITF Issue 96-18, "Accounting for Equity Instruments that Are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling, Goods or Services".

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

      Concurrently with the resignations of Messrs. Kleinke and Friedensohn as directors in April 2004, the Company fully vested Mr. Kleinke's and Mr. Friedensohn's options, each of which option was granted on October 7, 2003, to purchase 3,333 shares of our common stock at an exercise price of $30.00 per share, and paid each of them the sum of $40,000 in consideration of the surrender of such option for cancellation. The resulting charge was recorded in the second quarter of 2004. On April 14, 2004, Samuel H. Havens resigned as a director. In connection with his resignation, his stock options were purchased by the Company for a cash consideration of $90,000.

      On April 25, 2004, Darryl R. Cohen resigned as a director, Chairman and Chief Executive Officer and Andrew Brown, the Company's then current President, was appointed Chairman and Chief Executive Officer of the Company. In connection with Mr. Cohen's resignation, the Company recorded a compensation charge of approximately $15,000 related to accrued bonus and tax benefit on his restricted stock awards during the second quarter of 2004. Additionally, in the second quarter of 2004, the Company recorded a charge of approximately $400,000 with respect to the benefit Mr. Cohen received upon his termination as a result of the Company's having earlier accelerated the vesting of his stock-based awards, pursuant to a promissory note of the Company collateralized by the pledge of those shares. As a result of the terms of the agreement with Mr. Cohen, because the Company did not pay him the amounts due by August 30, 2004 the exercise price of all of his options to purchase 79,000 shares of common stock were reduced to $0.60. This modification resulted in a charge of $142,000 in the third quarter of 2004. As a result of the modification the Company will apply variable accounting to Mr. Cohen's options until they are exercised, cancelled or expire. As a result, in the fourth quarter of 2004 an additional charge of $85,000 was made.

      In September 2003 Joan Herman and Guy Scalzi resigned as directors of the Company and the options granted to Mr. Scalzi to purchase 3,333 shares of our common stock at $15.00 on July 10, 2003, were forfeited with no accounting impact to the Company. Ms. Herman had declined to accept any options for her service on the Board. On October 7, 2003 Andrew Brown, David Friedensohn, J. D. Kleinke and Jeffrey A. Stahl, MD, were elected as directors. Each of them were granted an option to purchase 3,333 shares of common stock of the Company, vesting in one year if they are still serving as a director at that time, at an exercise price of $30.00 per share, the closing price of the Company's common stock on the American Stock Exchange that day.

      On October 9, 2003 Patrick Jeffries resigned as Chairman of the Board of the Company and the next day the Board elected Darryl Cohen as Chairman in his place, in addition to Mr. Cohen's duties as the Company's Chief Executive Officer. At the same meeting the Board elected Andrew Brown, formerly serving the Company through his consulting firm, EA, to become its President and Chief Operating Officer. The various options and restricted stock granted to Mr. Jeffries on July 10, 2003, vested in full upon his resignation. The value of these options at date of full vesting, in excess of amounts charged to expense in the third quarter of 2003, was $826,000, and that amount was charged to expense in the fourth quarter of 2003. The value of the options granted to Mr. Brown while he was a consultant to the Company, in excess of the amounts charged to expense in the third quarter of 2003, was charged to expense along with any amounts he earned as President and Chief Operating Officer during the fourth quarter of 2003.

      In October 2003 the Company issued 10% promissory notes. These notes were collateralized by the pledge of 16,667 shares of the Company's common stock owned by Mr. D. Cohen and by 8,333 shares of the Company's common stock owned by Mr. Brown. In consideration for this pledge, Messrs. Cohen's and Brown's stock based compensation award became fully vested. As a result of the accelerated vesting, the Company recognized compensation charges of approximately $1,811,000.

      At its October 2, 2003 meeting, the Board of Directors awarded six employees and one consultant options to purchase a total of 18,333 shares of common stock at exercise prices equal to the closing price of the Company's common stock on the American Stock Exchange on date of grant. In addition, on November 17, 2003, the Company granted Mitchell Cohen, the Company's former CFO, a two year option to purchase 6,667 shares of common stock at $26.40 per share vesting quarterly equally in eight installments commencing December 31, 2003 as long as Mr. Cohen retains his position as Chief Financial Officer with the Company. The closing price of the Company's common stock on that date was $39.00. The Company recorded $84,000 of deferred compensation in connection with this award that it is recognizing as compensation expense over the vesting period. Effective on September 8, 2004, Mr. Cohen resigned his position as the Company's Chief Financial Officer and his employment agreement was terminated.

          The following table presents the activity for options outstanding:

                                    Incentive   Non-qualified   Weighted Average
                                      Stock        Stock            Exercise
                                     Options      Options             Price
                                ------------------------------------------------
Outstanding, December 31, 2001        100,325      6,069             $84.00
Issued                                 82,800     14,333             $40.20
Forfeited/Canceled                    (21,913)    (4,436)            $69.00
Exercised                              (3,333)    (2,633)            $24.00
                                ------------------------------------------------
Outstanding, December 31, 2002        157,879     13,333             $63.60
Issued                                130,792     67,167             $21.60
Forfeited/Canceled                    (25,094)    (8,000)            $37.80
Exercised                              (1,792)    (3,500)            $19.20
                                ------------------------------------------------
Outstanding, December 31, 2003        261,785     69,000             $42.00
Issued                              4,367,333    639,326              $1.53
Forfeited/Canceled                   (100,246)   (24,082)            $33.49
Exercised                              (8,046)         0             $25.87
                                ------------------------------------------------
Outstanding, December 31, 2004      4,520,826    684,244              $2.81
                                ------------------------------------------------

      The following table presents the composition of options outstanding and exercisable:

                                             Options Outstanding            Options Exercisable
                                  -------------------------------------- --------------------------
Range of Exercise Prices               Number       Price         Life       Number          Price
                                  -------------------------------------- --------------------------
$.60 - $2.00                          4,959,198      $1.31         9.93     1,152,804        $1.10
$2.01 - $5.00                             5,833      $4.16         4.57           313        $3.30
$5.01 - $298.20                         240,039     $37.47         3.67       179,887       $46.70
                                  -------------                          ------------
Total- December 31,2004               5,205,070      $2.81         4.11     1,333,004        $7.26
                                  =============                          ============

* During 2004, the Company awarded a total of 9,716,623 shares of its common stock to employees and consultants in the form of stock options, restricted stock awards and stock issued in return for services. Vested and unvested awards and other uses of stock under the 2005 plan exceed the number of shares authorized under the plan by 3,144,807 shares. The Company is seeking shareholder approval to increase the number of shares authorized under the plan. Should the shareholders not authorize this increase, some shares which vest under the plan after December 31, 2004 may not be issued. The Company will record an adjustment to reflect the market price at the time of any such shareholder approval.

      In fiscal year 2002, the Company has issued 10,600 stock options to consultants that have been valued at $260,000 and recorded as consulting expense, using the Black-Scholes options pricing model. The assumptions used include lives ranging from 2 to 5 years, exercise prices ranging from $22.80 to $42.00, volatility of 95%, no dividend payments and a risk free rate of 5.5%.

Warrants

         The following table presents the activity for warrants outstanding:

                                                Number of     Weighted Average
                                                Warrants       Exercise Price
                                               ----------     ----------------
Outstanding, December 31, 2001                   124,160          $41.40
Issued                                           291,550          $30.60
Cancelled                                        (13,767)         $30.60
Exercised                                        (23,150)         $30.00
                                               ---------
Outstanding, December 31, 2002                   378,793          $34.80

Issued                                           354,459          $25.20
Cancelled                                        (41,430)         $61.80
Exercised                                       (102,215)         $27.60
                                               ---------
Outstanding, December 31, 2003                   589,607          $27.00

Issued                                         2,160,168          $ 2.01
Cancelled                                        (80,134)         $31.91
Exercised                                     (1,212,196)         $ 3.30
                                               ---------
Outstanding, December 31, 2004                 1,457,445          $ 7.98
                                               ---------

      All of the outstanding warrants are exercisable and have a weighted average remaining contractual life of 3.51 years.

      During 2004, the Company modified certain warrants previously issued in connection with its Series C Preferred and other financing transactions. Warrants to exercise approximately 1,386,000 shares were modified to reduce their exercise prices from a range of $49.20 to $18.00, to a new exercise price range of $24.00 to $0.06. These modifications were primarily made to increase the likelihood of the holders exercising such warrants. The Company has applied the modification principles in SFAS 123, using the Black-Scholes model to determine the value of these changes in warrants which resulted in recording deemed dividends totaling $1,034,000 for the year ended December 31, 2004.

      During the year ended December 31, 2004, the Company received net proceeds of $128,000 and $3,744,000, respectively, from the exercise of stock options and warrants resulting in the issuance of 9,412 shares and 1,187,919 shares, respectively, of common stock. In the comparable period in 2003, the Company received proceeds of $70,000 and $1,608,000, respectively, from the exercise of stock options and warrants resulting in the issuance of 5,292 and 98,486 shares, respectively, of common stock.

      For the year ended December 31, 2004, the Company issued warrants in connection with various common stock private placement financings, as previously discussed.

      During the year ended December 31, 2004, as discussed elsewhere in these footnotes to the Company's financial statements, the Company issued to its officers, directors and employees awards of stock options, warrants and restricted stock valued at approximately $5.8 million. Included in this amount is approximately $2.7 million attributable to the employee retention bonus program and restricted stock awards, $1.2 million relating to the warrant issued to the Company's CEO in accordance with his employment contract, $0.6 million relating to the separation agreement with the Company's former CEO, and $0.8 million issued to employees for payment of salaries.

      During the first quarter of 2003, the Company modified certain warrants previously issued in connection with its Series C Preferred and other financing transactions. Warrants to exercise a total of approximately 57,500 shares were modified to extend the periods in which they could be exercised. Additionally, of this group of warrants, those representing approximately 2,867 shares were modified to reduce their exercise prices from a range of $48.00 - $105.00, to a new exercise price of $30.00. The Company also exchanged warrants to purchase 25,921 shares for warrants to purchase 21,755 shares of common stock at a lower exercise price of $30.00. The original convertible equity and debt instruments with which these warrants were issued had substantially been converted at the warrant modification dates.

      During the third quarter of 2003, the Company modified certain warrants by reducing the price to purchase a total of approximately 118,650 shares which were previously issued primarily in connection with the sale of common stock and to a lesser extent to consultants.

      During 2003, the Company granted five-year warrants to purchase a total of 21,875 shares of common stock at exercise prices of $28.00 and $30.00 per share to parties who had earlier exercised warrants. During the fourth quarter of 2003, the Company reduced the exercise price of certain of these warrants to $18.00.

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

      On May 22, 2003, an accredited investor exercised warrants to purchase units consisting of 20,833 shares of our common stock (which were registered under a previously filed registration statement) and new warrants to purchase an additional 20,833 shares of our common stock, which we agreed to register on this registration statement. The new warrants have an exercise price of $18.00 per share.

      NOTE 8 - RELATED PARTY TRANSACTIONS

      The accounts payable - related parties as of December 31, 2003 reflects $40,000 owed to a former director of the Company.

      Until his appointment as our President and Chief Operating Officer in October 2003, Andrew Brown was employed by External Affairs, Inc. In August 2003, we entered into a consulting agreement with External Affairs for a term ending June 30, 2004, under which External Affairs agreed to act as our investor relations and strategy consultant and assist us with our capital raising efforts. The agreement provided for payments to External Affairs of $328,000, and a discretionary bonus potential of up to $275,000 based upon our attaining a specified level of revenue during the term of the agreement. External Affairs received a cash bonus in July 2003 of $50,000 for its services during the year ended June 30, 2003. On October 10, 2003, Mr. Brown was appointed as our President and Chief Operating Officer, and we agreed to reduce the compensation payable to External Affairs under the August 2003 Consulting Agreement by an amount equal to the compensation payable to Mr. Brown as President and Chief Operating Officer. External Affairs was granted 8,333 restricted shares of our common stock in July 2003, which shares were forfeitable if, by January 6, 2004, we had not met certain performance goals, which goals were met. Pursuant to the agreement, External Affairs also received a five-year option to purchase an aggregate of 25,000 shares of our common stock at $15.00 per share, of which (i) options to purchase 8,333 shares vest in 25% increments every three months beginning September 9, 2003 conditioned on Mr. Brown continuing to render services to us at the end of each three-month period, and (ii) options to purchase 16,667 shares will vest on July 9, 2008, subject to earlier vesting in June 2004 based upon a formula contained in the agreement. The agreement provides that, upon the occurrence of a change in control of our company, all options described in the agreement will be deemed fully vested and exercisable. The agreement is terminable by either us or External Affairs for any reason on ninety days prior written notice, subject to certain offset rights in the event of termination by External Affairs for other than "good reason". External Affairs has transferred all of its options and restricted shares to Mr. Brown. During 2004 and 2003, we paid an aggregate of $102,000 and $310,450 to External Affairs in consulting fees, respectively.

         During 2003, we issued five-year warrants to purchase (i) 2,067 shares of our common stock at $41.40 per share on April 1, 2003, (ii) 4,133 shares of our common stock at $41.40 per share on June 24, 2003, and (iii) 3,000 shares of our common stock at $30.00 per share on July 1, 2003, to Andrew Brown as compensation for consulting services provided to us under our agreement with External Affairs.

         The brother of Mr. Louis Hyman, our Executive Vice President and Chief Technology Officer, is the president of TekPerts Technologies, Inc., a technology consulting firm. On October 1, 2003, we entered into a one-year consulting agreement with TekPerts Technologies, under which we agreed to pay TekPerts Technologies a monthly consulting fee of $11,667 and to grant an option to purchase an aggregate of 1,167 shares of our common stock at an exercise price of $27.00 per share, the closing price of our common stock on the American Stock Exchange on such date, which options vest as to 146 shares quarterly beginning December 31, 2003. The agreement with TekPerts Technologies was terminated by us as of June 1, 2004.

         Andrew Brown's sister is employed by HealthRamp, as a Business Manager, at an annual base salary of $55,000. In October 2003, she was granted options to purchase 833 shares of our common stock at an exercise price of $26.40 per share, the closing price of our common stock on the American Stock Exchange on the date of grant.

         Until his termination by us, Darryl Cohen's brother was employed by us as Sales Director, Practice Management System of HealthRamp, at an annual base salary of $72,500. On December 1, 2003, he was granted options to purchase 833 shares of our common stock at an exercise price of $41.40 per share, the closing price of our common stock on the American Stock Exchange on the date of grant.

         On November 10, 2003, we completed the purchase of substantially all of the tangible and intangible assets, and assumed certain liabilities of the Frontline Physicians Exchange and Frontline Communications business of The Duncan Group, Inc. We paid (a) $1,567,000 in cash at the closing, (b) $500,000 payable through the issuance of our common stock (approximately 15,267 shares) the resale value of which is guaranteed to the seller under certain conditions,
(c) $1,500,000 payable through the issuance of our common stock (approximately 42,450 shares) that will be delivered to the seller only if the revenue of the acquired business exceeds $1 million for all of 2003, (d) a royalty equal to 15% of the gross revenue of the business during 2003 and 2004, (e) up to an additional $1,500,000 payable through the issuance of our common stock based on the number of physician offices that are active customers of the seller who adopt our technology and generate certain revenues to us, and (f) an additional $1,000,000 payable through the issuance of our common stock if the average annual revenue of the acquired business for the calendar years 2003 and 2004 equals or exceeds $1,500,000. Our board of directors approved the purchase of Frontline, which was effectuated as an arm's length transaction, in November 2003. In November 2003, in connection with our acquisition of Frontline, The Duncan Group, Inc. received an aggregate 61,050 shares of our common stock, 45,788 shares of which were subject to forfeiture if a revenue goal was not met, which has been attained. Ms. Nancy Duncan, our former executive vice president, and M. David Duncan, are husband and wife and together own, indirectly, all of the issued and outstanding stock of The Duncan Group, Inc.

         On September 30, 2004, we closed the transaction pursuant to that certain Asset Purchase Agreement, dated as of September 29, 2004, by and among us, The Duncan Group, Inc., M. David Duncan and Nancy L. Duncan, to sell the assets previously acquired from The Duncan Group, Inc. on November 10, 2003 related to the business of Duncan known as Frontline Physicians Exchange and Frontline Communications. In accordance with the Asset Purchase Agreement, we agreed to sell all of the assets of our Frontline division, now known as the OnRamp division, to The Duncan Group, Inc. in consideration of (i) our receipt of $500,000 in cash paid at closing; (ii) termination of the employment agreement between us and each of M. David Duncan and Nancy L. Duncan; (iii) release and discharge of our obligations to Duncan under that certain Asset Purchase Agreement dated as of November 7, 2003, between the Company and Duncan (the "2003 Purchase Agreement"), to issue to Duncan up to an additional $2,500,000 through the issuance of shares of our common stock upon the achievement of certain financial milestones; (iv) release and discharge of our obligations to Duncan under the 2003 Purchase Agreement to pay Duncan a royalty equal to 15% of the gross revenue of the OnRamp business during 2003 and 2004; and (v) release and discharge of our obligations under the 2003 Purchase Agreement to pay Duncan any shortfall amount following the sale of certain shares of our common stock by Duncan. Our board of directors approved the sale of OnRamp, which was effectuated as an arm's length transaction, on September 29, 2004.

         In connection with our sale of OnRamp, Nancy Duncan's two-year employment agreement with us which provided that Ms. Duncan will be compensated at an annual salary of $140,000 was terminated. In connection with our sale of OnRamp, our employment relationship with M. David Duncan, previously employed by us at an annual salary of $90,000, was terminated.

      NOTE 9 - COMMITMENTS AND CONTINGENCIES

      Legal Proceedings

      From time to time, the Company is involved in claims and litigation that arise out of the normal course of business. Currently, other than as discussed below, there are no pending matters that in management's judgment are expected to have a material impact on the Company's financial statements.

      On June 3, 2003 two former executive officers, John Prufeta and Patricia Minicucci commenced an action against the Company by filing a Complaint in the Supreme Court of the State of New York for Nassau County (Index No. 03-008576) in which they alleged that the Company breached separation agreements entered into in December 2002 with each of them, and that the Company failed to repay amounts loaned by Mr. Prufeta to the Company. Mr. Prufeta sought approximately $395,000 (including a loan of $120,000) and Ms. Minicucci sought approximately $222,000. The Complaint was served on July 23, 2003. On July 15, 2003, the Company paid in full the $120,000 so loaned together with interest, without admitting the claimed default. On February 2, 2004, the Supreme Court of the State of New York for Nassau County issued an order for partial summary judgment in favor of Ms. Minicucci for the unpaid severance obligations of $138,064. The Company made severance payments to both former executives through May 2004 but due to capital constraints has not made any payments since then. The Company is continuing negotiations with the plaintiffs to settle the dispute amicably. The amounts payable to M. Prufeta and Minicucci are included in accrued expenses in the accompanying balance sheet as of December 31, 2004.

         On August 19, 2003, we commenced an action in the Federal District Court for the Southern District of Ohio (Case No. C-02-585) against PocketScript, LLC for $154,000, representing the unpaid principal amount of a note payable to us for advances made to PocketScript while we were performing due diligence leading to a potential purchase of PocketScript, which did not occur. On September 15, 2003 the individuals who were owners of an entity that was an owner of PocketScript filed an action against us and against Darryl Cohen, our former chief executive officer, personally, in the Court of Common Pleas, Hamilton County, Ohio (Case No. A0306937). We were served on October 27, 2003. This action alleges breach of contract and claims $850,000 of damages, and also alleges fraud and claims $1 million of compensatory damages and $3 million of punitive damages. On March 4 2004, we entered into a settlement agreement with PocketScript and its principal and exchanged general releases. Under the terms of the settlement, PocketScript agreed to pay us $75,000. All parties to the settlement agreement reserved their rights in the pending state court litigation between certain members of PocketScript and us. On March 23, 2005, in connection with the settlement of the dispute with the individuals, we entered into a settlement agreement in principle. Under the settlement agreement, we agreed to issue to such individuals an aggregate of 41,667 restricted shares of our common stock, par value $.001 per share. In order to secure the obligations, the registrant agreed to deposit the amount of $75,000 due and owing to it from Pocketscript in an escrow account to satisfy any amounts still due and owing to the individuals following the sale of the Shares, less an amount of $25,000 payable from the escrow account to such individuals. Following all disbursements from the escrow account, the parties will execute mutual releases and file stipulations to dismiss any pending action with prejudice.

      In early March 2004, we were effectively served with a Demand for Arbitration by Mark W. Lerner, a former officer, with respect to his claim that we improperly terminated his employment agreement, thereby resulting in claimed damages of as much as $350,000 plus prejudgment interest, statutory penalties relating to unpaid wages of 25% and legal fees. In 2004 the arbitrator awarded $204,330 to Mr., Lerner, which amount has been accrued in the financial statements as of December 31, 2004.

      In February 2004 the Company relocated its executive offices (under a sublease that expires on June 29, 2008) to 33 Maiden Lane, New York, New York. By stipulation the Company has surrendered the premises located at 420 Lexington Avenue. In connection with this lease abandonment, the Company recorded an accrual for expected losses on the lease equal to the present value of the remaining lease payments, net of reasonable sublease income in selling, general and administrative expenses in the accompanying statements of operations. In addition, the Company's landlord agreed to offset the Company's security deposit of $130,000 in satisfaction of a portion of the amounts due under the lease. The remaining obligation to the landlord is included in accrued expenses in the Company's balance sheet as of December 31, 2004. The Company received a summons and verified complaint from the landlord for alleged damages against the Company in the amount of $83,828, plus interest, costs and expenses in connection with the alleged breach of the lease agreement, dated January 2002, by and between the landlord and the Company. The Company has filed an answer to the complaint and intends to vigorously defend against the litigation.

      In June 2004, the Company's former law firm commenced an action against the Company by filing a complaint in the Supreme Court of the State of New York for the county of New York (Index No. 108499/04) in which they alleged we breached our retainer agreement by failing to pay $435,280 for legal services allegedly performed. The Company believes it has valid defenses and/or counter claims which the Company intends to vigorously pursue.

Employment Agreements

      On June 1, 2004, the Company entered into an employment agreement with Andrew Brown. During the employment period, which will end on June 30, 2006, Mr. Brown will be paid a base salary at an annual rate of $240,000 per year; provided that, during the six-month period ending November 30, 2004, Mr. Brown will be paid a base salary at the rate of $120,000 per year and receive a retention bonus of three times the amount of his reduction in pay payable in the form of shares of the Company's common stock, but only if he remains employed as Chief Executive Officer on November 30, 2004, is terminated before that date without "cause" or resigns before that date for "good reason". On December 2, 2004 Mr. Brown agreed to relinquish his retention bonus in return for an award of options to purchase 1,353,383 shares of common stock at an exercise price of $1.14, the fair market value of the Company's common stock on the date of grant. The employment agreement also provides for the payment of performance-based bonuses tied to the growth of the Company's gross revenues, the grant of up to 100,000 options under the 2004 Stock Incentive Plan, with an exercise price of $10.80 per share, and the issuance to Mr. Brown of a warrant whereby he will be entitled to purchase up to one-nineteenth of the outstanding shares of the Company, at an exercise price of $1.14. A compensation expense of approximately $1.2 million was expensed in 2004 relating to this warrant. The employment agreement also provides that in the event that Mr. Brown's employment is terminated for good reason within six months or his employment is terminated within one year without cause after any person or group acquires more than 25% of the combined voting power of the Company's then outstanding Common Stock, all of Mr. Brown's options will become fully vested and immediately exercisable and Mr. Brown will be paid an amount equal to twice his annual base salary and twice his bonus compensation received during the twelve months immediately preceding the date of termination of Mr. Brown's employment; provided that if the change in control resulted from the sale of the Company for less than $31 million, the payments to Mr. Brown will be in amounts as described above in this paragraph as if the word "twice" had been deleted.

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

      On May 25, 2004, the Company entered into retainer agreements with Steven Berger and Jeffrey Stahl, M.D., two independent directors. Pursuant to these agreements, each independent director was granted a five-year option to purchase 3,333 shares of the Company's common stock at an exercise price of $11.40 per share, and will be paid a quarterly fee of $7,500 in arrears, except that in the case of Dr. Stahl the quarterly payments due on August 25, 2004 and November 25, 2004 were paid in advance in the form of 1,316 performance shares of common stock, which will vest as to 50% on each of such dates. The Company has retainer agreements with Anthony Soich and Steven Shorr whereby each has been awarded options and will be paid quarterly fees on substantially similar terms as Mr. Berger and Dr. Stahl. Each of the directors has agreed to waive their quarterly fees in return for the grant to each of options to purchase 140,978 shares of common stock at an exercise price of $1.14, the fair market value on December 2, 2004, the date of grant.

Leases

      The Company leases office facilities in New York, Utah, Florida and Texas and various equipment under non-cancelable operating leases. In February 2004, the Company relocated its executive offices from 420 Lexington Avenue, New York, New York to 33 Maiden Lane, New York, New York.

         Future minimum lease payments under these leases as of December 31, 2004 are approximately as follows:

                  Year Ending December 31,
                  ------------------------
                           2005                            $   614,000
                           2006                                580,000
                           2007                                490,000
                           2008                                255,000
                    2009 and thereafter                             --
                                                           -----------
                           Total                           $ 1,939,000
                                                           ===========

      Total rental expense under these leases was $1,415,000, $567,000, and $610,000 in fiscal 2004, 2003, and 2002, respectively. The expense for 2004 includes $510,000 relating to the accrual for rent payable as a result of the Company's abandonment of its office facilities in Florida and its former office space in New York City. The expense for 2004 also includes $343,000 relating to a settlement with a landlord for premises located at 55 Water Street, New York, NY that the Company intended to occupy but did not.

NOTE 10 - INCOME TAXES

      As of December 31, 2004, the Company has net operating loss (NOL) carry forwards of approximately $60.6 million, which expire in the years 2005 through 2020. The utilization of the NOL carry forward is significantly limited on an annual basis for net operating loss carry forwards generated prior to September 1996, due to an effective change in control, which occurred as a result of the 1996 private placement. As a result of the significant sale of securities during 1999, the company's net operating loss carry forwards will be further limited in the future due to those changes in control. The Company also has a deferred tax liability of approximately $855,000 related to intangibles being amortized for tax but not for book purposes. The Company has concluded it is currently more likely than not that it will not realize its net deferred tax asset and accordingly has established a valuation allowance of approximately $34 million at December 31, 2004. The change in the valuation allowance for 2004 was approximately $14.8 million.

NOTE 11 - EMPLOYEE BENEFIT PLAN

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

NOTE 12- SUMMARIZED QUARTERLY RESULTS (Unaudited)

The following table presents unaudited operating results for each quarter within the two most recent years. The Company believes that all necessary adjustments consisting only of normal recurring adjustments have been included in the amounts stated below to present fairly the following quarterly results when read in conjunction with the financial statements. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full fiscal year. (amounts in thousands except per share data):

                                                First      Second       Third      Fourth
                                               Quarter     Quarter     Quarter     Quarter
                                              --------------------------------------------
Year ended December 31, 2004
     Revenues                                 $     39    $     61    $     94    $     70
     Operating expenses                         (6,472)     (8,061)     (7,260)     (5,781)
     Interest & other financing costs              (11)       (525)     (8,589)     (9,202)
     Loss from discontinued operations             (78)        (67)     (3,949)         --
     Disproportionate deemed dividends            (143)       (698)       (149)        (44)
     Beneficial conversion feature discount
     Net loss applicable                      --------------------------------------------
        to common stockholders                $ (6,665)   $ (9,290)   $(19,853)   $(14,957)
                                              ============================================
     Basic and diluted loss per share (1)        (2.65)      (3.25)      (5.89)      (2.96)

Year ended December 31, 2003
     Revenues                                 $    173    $     --    $      1    $     17
     Operating expenses                         (2,625)     (2,473)     (4,923)     (7,370)
     Interest & other financing costs                5        (131)       (502)     (9,202)
     Loss from discontinued operations              --          --          --        (109)
     Disproportionate deemed dividends          (1,133)         --        (113)       (780)
     Beneficial conversion feature discount                                         (2,156)
     Net loss applicable                      --------------------------------------------
        to common stockholders                $ (3,580)   $ (2,604)   $ (5,537)   $(19,600)
                                              ============================================
     Basic and diluted loss per share (1)        (2.71)      (1.90)      (3.65)     (10.84)

(1) Earnings per share are computed independently for each quarter and the full year based upon respective average shares outstanding. Therefore, the sum of the quarterly net earnings per share amounts may not equal the annual amounts reported.

NOTE 13 - SUBSEQUENT EVENTS

      On January 12, 2005, the Company entered into a securities purchase agreement with DKR Soundshore Oasis Holding Fund Ltd., Harborview Master Fund, L.P. and Platinum Partners Value Arbitrage Fund, L.P., each an institutional investor, pursuant to which the Company agreed to sell, and the investors agreed to purchase, 8% convertible redeemable debentures in the aggregate amount of up to $4,000,000 and five-year warrants to purchase up to 1,666,667 shares of common stock at an exercise price of $2.40. The debentures are convertible into common stock of the Company at an initial conversion price of $2.40. A first closing of $2,000,000 occurred on January 13, 2005 and a second closing of
$2,000,000 shall occur upon the completion of certain closing conditions set forth in the securities purchase agreement. The Company is obligated to redeem one-fifth of the principal and interest amount on the debentures in cash or, at the option of the Company, shares of common stock, on the first day of each month, commencing on the earlier of (a) May 12, 2005, and (b) the first date following the 20th day after the effective date of the registration statement registering for resale the securities issuable upon conversion of the debentures, and ending upon the full redemption of the debentures. If the Company elects to make redemption payments in shares of common stock, the principal amount is convertible based upon a conversion price equal to the lesser of the initial conversion price or 85% of the average of the three lowest closing bid prices for the Company's common stock during the 20 trading days immediately prior to the monthly redemption date. The Company is also obligated to pay 8% in interest on the outstanding principal on the debentures (i) on the effective date on which the debentures are converted into shares of common stock of the Company, (ii) on each monthly redemption date or (iii) on the maturity date, at the interest conversion rate.

      Assuming the maximum amount of $4,000,000 is purchased, the Company has agreed to issue to the investors additional investment rights to purchase additional debentures in the aggregate principal amount of up to $1,320,000 along with five year warrants to purchase an aggregate of 550,000 shares of the Company's common stock, on the same terms and conditions as the original debentures and warrants. The debentures and warrants are subject to customary protection against dilution.

      As a result of the first closing, previously issued and outstanding notes of the Company in the aggregate principal amount of $452,000, plus interest, are automatically convertible into one hundred and twenty percent of principal amount of debentures, together with warrants, of the Company having the same terms and conditions as set forth above. In addition, upon each closing, the Company's financial advisor is entitled to receive a warrant to purchase seven percent of the shares of common stock issued or issuable upon conversion or exercise of the debentures and warrants at an exercise price of $2.40.

      The sale of the debentures and warrants, the issuance of debentures and warrants to the outstanding noteholders, and the issuance of warrants to the financial advisor, was made in accordance with the exemptions from registration provided for under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder. The Company has agreed to register with the SEC 125% of the shares of common stock issuable upon conversion of principal and interest under the debentures and upon exercise of the warrants. In the event that the Company fails to file a registration statement with the SEC by February 3, 2005, or in the event such registration statement is filed but is not declared effective by the SEC by April 30, 2005, then the Company will be obligated to pay the holders of the registrable securities liquidated damages equal to 1.5% of their total investment for each 30 day period until the registration statement is filed or declared effective. The Company expects to file the registration statement in early April 2005 and will accrue its obligation to the investors in its financial statements. The Company has agreed to keep the registration statement effective until the earlier of (i) the date upon which all shares covered by the registration statement have been sold, or (ii) the date when all such shares are eligible to be sold without volume restrictions under Rule 144(k) of the Securities Act of 1933.

      On January 12, 2005, the Company entered into a securities purchase agreement (the "Equity Line Agreement") with each of Yokuzuna Holdings and Harborview Master Fund, L.P., two institutional investors, whereby, subject to certain closing conditions and other criteria being met, such investors agreed to provide an equity line of credit to the Company (the "Equity Line Financing") to purchase from the Company an aggregate amount of up to $25,000,000 through the issuance of shares of common stock by the Company to the investors. Since at least one of the investors which is a party to the Equity Line Agreement also owns Convertible debentures issued by the company with a fluctuating conversion or redemption price, the investor could potentially affect the terms on which the investor could purchase the shares of common stock underlying the Equity Line Financing through conversion or redemption of Convertible debentures and the sale of shares of common stock acquired following conversion or redemption of the Convertible debentures into the public marketplace. Therefore, the investor is considered not to be irrevocably bound to purchase shares of common stock and the Equity Line Financing does not constitute a viable means for the Company to obtain capital under current interpretations of the federal securities laws by the SEC relating to "equity line" financing arrangements. As a result, the Company will not be able to register the shares of common stock underlying the Equity Line Financing or draw down under the line of credit. Therefore the Company has determined not to seek stockholder approval of the Equity Line Financing on its definitive proxy statement filed with the SEC on March 16, 2005. Although there can be no assurances that this will occur, the Company may determine to seek stockholder approval of the Equity Line Financing in the future in the event the investors who own the Convertible debentures no longer own any of these securities or if a new investor unaffiliated with the current investors agrees to participate in the Equity Line Financing.

      In 2003, the Company formed a wholly-owned subsidiary, LifeRamp Family Financial, Inc. ("LifeRamp"), in Utah that has not yet commenced business operations. LifeRamp's business purpose is the making of non-recourse loans to terminally ill cancer patients secured by their life insurance policies. In July 2004, the Company decided to indefinitely delay the commencement of business operations of LifeRamp while exploring financing and other possible alternatives. Subsequently in October 2004, the Company ceased all operations at LifeRamp and is actively pursuing alternatives for its LifeRamp investment. In January 2005, the Company began exploring options for capitalizing the LifeRamp business separately from the Company or spinning off all or a portion of LifeRamp. In February 2005, LifeRamp received $300,000 in bridge financing from investors in contemplation of such a transaction. The LifeRamp business is using the proceeds from the bridge financing to fund operations while it pursues the strategic recapitalization. This bridge financing is solely an obligation of LifeRamp and the Company is neither an obligor nor guarantor of the debt. The $300,000 bridge financing was in the form of convertible notes sold to three entities. There can be no assurance that the Company will complete a transaction that will recoup its initial investment or any portion thereof.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    RAMP CORPORATION

                                    By:  /s/ Andrew Brown
                                         ---------------------------------------
                                         Andrew Brown
                                         Chairman, Chief Executive Officer
                                         and President


                                    Dated: March 30, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                                 Date
----------                  ------                                -----

/s/ Andrew Brown            Chairman, Chief Executive Officer,    March 30, 2005
----------------            President and Director
Andrew Brown                (Principal Executive Officer)

/s/ Ron Munkittrick         Principal Financial and               March 30, 2005
-------------------         Accounting Officer
Ron Munkittrick

/s Steven A. Berger         Director                              March 30, 2005
-------------------
Steven A. Berger

/s/ Steve Shorr             Director                              March 30, 2005
---------------
Steve Shorr

/s/ Tony Soich              Director                              March 30, 2005
--------------
Tony Soich

/s/ Jeffrey A. Stahl        Director                              March 30, 2005
--------------------
Jeffrey A. Stahl

                                INDEX TO EXHIBITS

Exhibit
No.                                 Description
-------                            ------------

2.1 Agreement and Plan of Merger, dated December 17, 2003 of Medix Resources, Inc., a Colorado corporation, into Ramp Corporation, a Delaware corporation (the "Company"), incorporated by reference to Annex A to the Company's definitive Proxy Statement on Schedule 14A filed with the SEC on November 6, 2003.

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

3.1.3       Certificate   of   Amendment   of  the   Restated   Certificate   of
            Incorporation of the Company.*

3.2 By-Laws of the Company, incorporated by reference to Annex C to the Company's definitive Proxy Statement on Schedule 14A filed with the SEC on November 6, 2003.

4.1 Form of specimen certificate for common stock of the Company, incorporated by reference to Exhibit 4.1 to the Company's Form 10-K filed with the SEC on April 14, 2004.

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

4.7 Form of Warrant Modification Agreement, dated as of April 21, 2003, incorporated by reference to Exhibit 4.7 to the Company's Form 10-K filed with the SEC on April 14, 2004.

4.8 Form of Warrant Amendment, dated as of October 1, 2002, incorporated by reference to Exhibit 4.8 to the Company's Form 10-K filed with the SEC on April 14, 2004.

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

4.14 Warrant, dated October 2, 2003, issued to Heather Urich at an exercise price of $0.50, incorporated by reference to Exhibit 4.14 to the Company's Form 10-K filed with the SEC on April 14, 2004.

4.15 Warrant, dated October 2, 2003, issued to Heather Urich at an exercise price of $0.01, incorporated by reference to Exhibit 4.15 to the Company's Form 10-K filed with the SEC on April 14, 2004.

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

4.34 Form of Common Stock and Warrant Purchase Agreement dated March 4, 2004 issued to each of the investors in connection with the private placement of the Company's securities ("March 2004 Offering"), incorporated by reference to Exhibit 4.34 to the Company's Form 10-K filed with the SEC on April 14, 2004.

4.35 Form of Registration Rights Agreement between Ramp Corporation vFinance Investments, Inc. and each of the investors in connection with the March 2004 Offering, incorporated by reference to Exhibit
            4.35 to the  Company's  Form  10-K  filed  with the SEC on April 14,
            2004.

4.36 Form of Warrant issued March 5, 2004 to investors and the distributor in connection with the March 2004 Offering, incorporated by reference to Exhibit 4.36 to the Company's Form 10-K filed with the SEC on April 14, 2004.

4.37 Note and Warrant Purchase Agreement, dated as of July 14, 2004, relating to the sale of convertible promissory notes by and between the Company, Cottonwood Ltd. and Willow Bend Management Ltd., incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004.

4.38 Convertible Promissory Note dated July 14, 2004 issued to Cottonwood Ltd. in the aggregate principal amount of $2,100,000, incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004.

4.39        Convertible  Promissory  Note dated July 14,  2004  issued to Willow
            Bend Management Ltd. in the aggregate principal amount of $2,100,000, incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004.

4.40 Convertible Promissory Note dated July 14, 2004 issued to Hilltop Services, Ltd. in the aggregate principal amount of $1,920,000, incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004.

4.41 Warrant dated July 14, 2004 issued to each of Cottonwood Ltd. and Willow Bend Management Ltd. at an exercise price of $0.11 cents. , incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004.

4.42 Warrant dated July 14, 2004 issued to each of Cottonwood Ltd. and Willow Bend Management Ltd. at an exercise price of $0.15 cents, incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004.

4.43 Warrant dated July 14, 2004 issued to each of Cottonwood Ltd. and Willow Bend Management Ltd. at an exercise price of $0.35 cents, incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004.

4.44 Warrant dated July 14, 2004 issued to each of Cottonwood Ltd. and Willow Bend Management Ltd. at an exercise price of $0.40 cents, incorporated by reference to Exhibit 4.8 to the Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004.

4.45 Warrant dated July 14, 2004 issued to Hilltop Services, Ltd. at an exercise price of $0.11 cents, incorporated by reference to Exhibit
            4.9 to the Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004.

4.46 Warrant dated July 14, 2004 issued to Hilltop Services, Ltd. at an exercise price of $0.15 cents, incorporated by reference to Exhibit
            4.10 to the Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004.

4.47 Warrant dated July 14, 2004 issued to Hilltop Services, Ltd. at an exercise price of $0.35 cents, incorporated by reference to Exhibit
            4.11 to the Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004.

4.48 Warrant dated July 14, 2004 issued to Hilltop Services, Ltd. at an exercise price of $0.40 cents, incorporated by reference to Exhibit
            4.12 to the Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004.

4.49        Warrant dated July 14, 2004 issued to Redwood Capital Partners, Inc.
            at an exercise  price of $0.11 cents,  incorporated  by reference to
            Exhibit 4.13 to the Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004.

4.50        Warrant dated July 14, 2004 issued to Redwood Capital Partners, Inc.
            at an exercise  price of $0.15 cents,  incorporated  by reference to
            Exhibit 4.14 to the Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004.

4.51        Warrant dated July 14, 2004 issued to Redwood Capital Partners, Inc.
            at an exercise  price of $0.35 cents,  incorporated  by reference to
            Exhibit 4.15 to the Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004.

4.52        Warrant dated July 14, 2004 issued to Redwood Capital Partners, Inc.
            at an exercise  price of $0.40 cents,  incorporated  by reference to
            Exhibit 4.16 to the Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004.

4.53 Warrants dated August 18, 2004 issued to Mr. Richard Rosenblum at an exercise price of $0.18 cents, incorporated by reference to Exhibit
            4.17 to the Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004.

4.54 Warrants dated August 18, 2004 issued to Mr. David Stefansky at an exercise price of $0.18 cents, incorporated by reference to Exhibit
            4.18 to the Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004.

4.55 Letter Agreement, dated as of July 14, 2004, by and between the Company and Hilltop Services, Ltd., incorporated by reference to
            Exhibit 4.19 to the Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004.

4.56 Settlement Agreement and Release, dated as of August 20, 2004, by and between the Company and Clinton Group, Inc., incorporated by reference to Exhibit 4.25 to the Company's Registration Statement on Form S-3 filed with the SEC on September 24, 2004.

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

10.9 Form of Incentive Stock Option Agreement issued to employees under the 1999 Stock Option Plan, incorporated by reference to Exhibit
            10.9 to the  Company's  Form  10-K  filed  with the SEC on April 14,
            2004.

10.10 Form of Incentive Stock Option Agreement issued to employees under the 2003 Stock Incentive Plan, incorporated by reference to Exhibit
            10.10 to the  Company's  Form 10-K  filed  with the SEC on April 14,
            2004.

10.11 Form of Non-Qualified Stock Option Agreement issued to employees, a consultant and directors under the 2003 Stock Incentive Plan, incorporated by reference to Exhibit 10.11 to the Company's Form 10-K filed with the SEC on April 14, 2004.

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

10.18 Employment Agreement between the Company and Louis Hyman, dated as of October 1, 2003, incorporated by reference to Exhibit 10.18 to the Company's Form 10-K filed with the SEC on April 14, 2004.

10.19 Employment Agreement between the Company and Paul Hessinger, dated as of June 1, 2003, incorporated by reference to Exhibit 10.19 to the Company's Form 10-K filed with the SEC on April 14, 2004.

10.20 Employment Agreement between the Company and Mitchell M. Cohen, dated as of November 17, 2003, incorporated by reference to Exhibit
            10.20 to the  Company's  Form 10-K  filed  with the SEC on April 14,
            2004.

10.21 Employment Agreement between the Company and Darryl R. Cohen, dated as of July 11, 2003, incorporated by reference to Exhibit 10.21 to the Company's Form 10-K filed with the SEC on April 14, 2004.

10.22 Employment Agreement between the Company and External Affairs, Inc., dated as of July 1, 2003, incorporated by reference to Exhibit 10.22 to the Company's Form 10-K filed with the SEC on April 14, 2004.

10.23 Employment Agreement between the Company and Nancy L. Duncan, dated as of November 7, 2003, incorporated by reference to Exhibit 10.23 to the Company's Form 10-K filed with the SEC on April 14, 2004.

10.24 Separation Agreement between the Company and Patricia Minicucci, dated December 12, 2002, incorporated by reference to Exhibit 10.10 to the Company's Form 10-K, filed with the SEC on March 27, 2003.

10.25 Employment Agreement between the Company and Ronald C. Munkittrick, dated as of October 12, 2004, incorporated by reference to Exhibit
            10.2 to the Company's Form 10-Q, filed with the SEC on November 15, 2004.

10.26 Asset Purchase Agreement among Ramp Corporation and Berdy Medical Systems, Inc., dated October 18, 2004, incorporated by reference to
            Exhibit 10.1 to the Company's Form 10-Q, filed with the SEC on November 15, 2004.

10.27 Securities Purchase Agreement, dated February 19, 2002, between Medix Resources, Inc. and WellPoint Health Networks Inc., incorporated by reference to Exhibit 10.8 to the Company's Amendment No.1 to Registration Statement on Form S-2 (Reg. No. 333-73572), filed with the SEC on February 28, 2002.

10.28 General Security Agreement, dated February 19, 2002, among Medix Resources, Inc., Cymedix and WellPoint Health Networks Inc., incorporated by reference to Exhibit 10.9 to the Company's Amendment No.1 to Registration Statement on Form S-2 (Reg. No. 333-73572) filed with the SEC on February 28, 2002.

10.29 Agreement, dated as of October 18, 2001, between Medix Resources, Inc. and Merck-Medco Managed Care, L.L.C., incorporated by reference to Exhibit 10.2 to the Company's Amendment No.1 to Registration Statement on Form S-2 (Reg. No. 333-73572), filed with the SEC on February 28, 2002. (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the Office of the Secretary of the SEC).

10.30 Vendor Services Agreement, dated as of September 28, 2001, between Medix Resources, Inc. and Express Scripts, Inc., incorporated by reference to Exhibit 10.3 to the Company's Amendment No.1 to Registration Statement on Form S-2 (Reg. No. 333-73572), filed with the SEC on February 28, 2002. (Portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the SEC).

10.31 Binding Letter of Intent for Pilot and Production Programs, dated September 8, 1999, between Medix Resources, Inc., Cymedix and Professional Claims Services, Inc. (d/b/a WellPoint Pharmacy Management), incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the SEC on August 20, 2002.

10.32 Pilot Agreement, dated as of December 28, 1999, between Cymedix and Professional Claims Services, Inc. (d/b/a WellPoint Pharmacy Management), incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed with the SEC on August 20, 2002.

10.33 Registration Rights Agreement, dated March 4, 2003, between T3 Group, LLC and Medix Resources, Inc., incorporated by reference to
            Exhibit 10.22 to the Company's Form 10-K, filed with the SEC on March 27, 2003.

10.34 Asset Purchase Agreement among Medix Resources, Inc., Comdisco Ventures, Inc. and T3 Group, LLC, dated March 4, 2003, incorporated by reference to Exhibit 10.23 to the Company's Form 10-K filed with the SEC on March 27, 2003.

10.35 Lease between SLG Graybar Sublease, LLC and the Company, dated January 17, 2002, incorporated by reference to Exhibit 10.25 to the Company's Form 10-K filed with the SEC on March 31, 2002.

10.36 Sublease between International Business Machines Corporation and Ramp Corporation, dated December 31, 2003, incorporated by reference to Exhibit 10.34 to the Company's Form 10-K filed with the SEC on April 14, 2004.

10.37 Assignment and Assumption of Lease, dated as of November 7, 2003, between Medix Resources, Inc. and The Duncan Group, Inc, incorporated by reference to Exhibit 10.35 to the Company's Form 10-K filed with the SEC on April 14, 2004.

10.38 Agreement of Sublease, dated May 5, 2003 between PNC Bank, National Association and Medix Resources, Inc, incorporated by reference to
            Exhibit 10.36 to the Company's Form 10-K filed with the SEC on April 14, 2004.

10.39 Office/Showroom/Warehouse Lease Agreement, dated September 23, 2003, between LifeRamp Family Financial, Inc. and Drybern VI, Ltd. and Guaranty of Lease, dated October 1, 2003, between LifeRamp and Drybern VI, Ltd. (Exhibit C), incorporated by reference to Exhibit
            10.37 to the  Company's  Form 10-K  filed  with the SEC on April 14,
            2004.

10.40 Merger Agreement, dated as of December 19, 2002 among PS Purchase Corp., Medix Resources, Inc., PocketScript, LLC and Stephen S. Burns, incorporated by reference to Exhibit 99.1 to the Company's Form 8-K, filed with the SEC on February 6, 2003.

10.41 Securities Purchase Agreement, dated April 11, 2003 between Medix Resources, Inc. and Bertrand Overseas Ltd., incorporated by reference to Exhibit 10.25 to the Company's 8-K, filed with the SEC on April 15, 2003.

10.42 Agreement, dated as of July 25, 2003 between Medix Resources, Inc. and Laboratory Corporation of America Holdings, incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed with the SEC on July 28, 2003.

10.43 Vendor Services Agreement effective as of July 17, 2003 between Medix Resources, Inc. and Express Scripts, Inc., incorporated by reference to Exhibit 99.1 to the Company's Form 8-K, filed with the SEC on August 12, 2003.

10.44 Asset Purchase Agreement, dated as of November 7, 2003 between Medix Resources, Inc. and The Duncan Group, Inc. d/b/a Frontline Physicians Exchange and Frontline Communications, incorporated by reference to Exhibit 99.1 to the Company's Form 8-K, filed with the SEC on November 19, 2003.

10.45 Nursing Home Licensing Agreement, dated as of May 1, 2004, between HealthRamp, Inc. and Agawam Nursing LLC., incorporated by reference to Exhibit 10.43 to the Company's Form 10-K filed with the SEC on April 14, 2004.

10.46 Settlement and Termination Agreement, dated April 25, 2004, between the Company and Darryl R. Cohen, incorporated by reference to
            Exhibit 10.1 to the Company's Form 10-Q filed with the SEC on April 14, 2004.

10.47 Amendment No. 1 dated as of June 1, 2004 to Executive Employment Agreement dated as of November 17, 2003 between the Company and Mitchell M. Cohen, incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the SEC on August 16, 2004.

10.48 Amendment No. 1 dated as of June 1, 2004 to Executive Employment Agreement dated as of October 1, 2003 between the Company and Louis Hyman, incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed with the SEC on August 16, 2004.

10.49 Executive Employment Agreement dated as of June 1, 2004 between the Company and Andrew Brown, incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed with the SEC on August 16, 2004.

10.50 Promissory Note dated May 19, 2004 in the principal amount of $1,000,000 issued by the Company in favor of Canon Ventures Limited, incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed with the SEC on August 16, 2004.

10.51 Promissory Note dated June 14, 2004 in the principal amount of $400,000 issued by the Company in favor of Canon Ventures Limited, incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q filed with the SEC on August 16, 2004.

10.52 Promissory Note dated June 28, 2004 in the principal amount of $250,000 issued by the Company in favor of Canon Ventures Limited, incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q filed with the SEC on August 16, 2004.

10.53 Asset Purchase Agreement, by and among the Company and The Duncan Group, Inc., M. David Duncan and Nancy L. Duncan, dated as of September 29, 2004, incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed with the SEC on October 5, 2004.

10.54 2005 Stock Incentive Plan, adopted by the Company's Board of Directors on September 15, 2004, incorporated by reference to Appendix B to the Company's definitive Proxy Statement on Schedule 14A filed with the SEC on October 18, 2004.

10.55 Letter Agreement, dated October 6, 2004, by and between the Company and Willow Bend Management Ltd., , incorporated by reference to
            Exhibit 99.1 to the Company's Form 8-K filed with the SEC on October 19, 2004.

10.56 Letter Agreement, dated October 6, 2004, by and between the Company and Cottonwood Ltd., incorporated by reference to Exhibit 99.2 to the Company's Form 8-K filed with the SEC on October 19, 2004.

10.57 Letter Agreement, dated October 12, 2004, by and between the Company and Hilltop Services Ltd., incorporated by reference to Exhibit 99.3 to the Company's Form 8-K filed with the SEC on October 19, 2004.

10.58 Letter Agreement, dated November 16, 2004, by and between the Company and Willow Bend Management Ltd.*

10.59 Letter Agreement, dated November 16, 2004, by and between the Company and Cottonwood Ltd.*

10.60 Letter Agreement, dated November 16, 2004, by and between the Company and Hilltop Services Ltd.*

10.61 Convertible Promissory Note, dated October 29, 2004, by and between the Company and Oakwood Financial Services, LLC., incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed with the SEC on November 4, 2004.

10.62 Warrant, dated October 29, 2004, issued by the Company to Oakwood Financial Services, LLC, incorporated by reference to Exhibit 99.2 to the Company's Form 8-K filed with the SEC on November 4, 2004.

10.63 Note Purchase Agreement, dated as of November 22, 2004, by and among the Company, Platinum Partners Value Arbitrage Fund L.P., Briarwood Investments and Design Investments, Ltd.*

10.64 Convertible Promissory Note dated November 22, 2004 in the principal amount of $250,000 issued by the Company in favor of Platinum Partners Value Arbitrage Fund L.P.*

10.65 Convertible Promissory Note dated December 1, 2004 in the principal amount of $52,000 issued by the Company in favor of Harborview Capital Management LLC.*

10.66 Convertible Promissory Note dated December 1, 2004 in the principal amount of $100,000 issued by the Company in favor of Briarwood Investments.*

10.67 Convertible Promissory Note dated December 1, 2004 in the principal amount of $50,000 issued by the Company in favor of Design Investments Ltd.*

10.68 Promissory Note dated as of December 1, 2004 in the principal amount of $1,147,288.76 issued by the Company in favor of Cherryblossom Ltd.*

10.69 Promissory Note dated as of December 1, 2004 in the principal amount of $1,029,935.81 issued by the Company in favor of Blue Valley Ltd.*

10.70 Promissory Note dated as of December 1, 2004 in the principal amount of $1,025,445.44 issued by the Company in favor of Norfolk Ltd.*

10.71 Promissory Note dated as of December 1, 2004 in the principal amount of $833,180.99 issued by the Company in favor of Forum Managers Ltd.*

10.72 Promissory Note dated as of December 1, 2004 in the principal amount of $833,180.99 issued by the Company in favor of Lakeview Properties Ltd.*

10.73 Securities Exchange Agreement by and between the Company and Cherryblossom Ltd.*

10.74 Securities Exchange Agreement by and between the Company and Blue Valley Ltd.*

10.75       Securities Exchange Agreement by and between the Company and Norfolk
            Ltd.*

10.76 Securities Exchange Agreement by and between the Company and Forum Managers Ltd.*

10.77 Securities Exchange Agreement by and between the Company and Lakeview Properties Ltd.*

10.78       Warrant,   dated  December  3,  2004,   issued  by  the  Company  to
            Cherryblossom Ltd.*

10.79       Warrant,  dated  December  3,  2004,  issued by the  Company to Blue
            Valley Ltd.*

10.80       Warrant,  dated  December 3, 2004,  issued by the Company to Norfolk
            Ltd.*

10.81 Warrant, dated December 3, 2004, issued by the Company to Forum Managers Ltd.*

10.82 Warrant, dated December 3, 2004, issued by the Company to Lakeview Properties Ltd.*

10.83 Securities Purchase Agreement, dated as of January 12, 2005, among Ramp Corporation and each of DKR Soundshore Oasis Holding Fund Ltd., Harborview Master Fund, L.P. and Platinum Partners Value Arbitrage Fund, L.P., together with schedules attached thereto, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on January 14, 2005.

10.84 8% Convertible Debenture, dated January 12, 2005, issued to each of DKR Soundshore Oasis Holding Fund Ltd., Harborview Master Fund, L.P. and Platinum Partners Value Arbitrage Fund, L.P., incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on January 14, 2005.

10.85 Common Stock Purchase Warrant, dated January 12, 2005, issued to each of DKR Soundshore Oasis Holding Fund Ltd., Harborview Master Fund, L.P. and Platinum Partners Value Arbitrage Fund, L.P., incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the SEC on January 14, 2005.

10.86 Additional Investment Right, dated January 12, 2005, issued to each of DKR Soundshore Oasis Holding Fund Ltd., Harborview Master Fund, L.P. and Platinum Partners Value Arbitrage Fund, L.P., incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed with the SEC on January 14, 2005

10.87 Registration Rights Agreement, dated as of January 12, 2005, among Ramp Corporation and each of DKR Soundshore Oasis Holding Fund Ltd., Harborview Master Fund, L.P. and Platinum Partners Value Arbitrage Fund, L.P., incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed with the SEC on January 14, 2005.

14          Code of Ethics dated October 7, 2003.*

16 Letter from Ehrhardt Keefe Steiner & Hottman, PC, dated June 20, 2003 to the SEC, incorporated by reference to Exhibit 16.1 to the Company's Form 8-K, filed with the SEC on June 26, 2003.

21 Subsidiaries of the Company, incorporated by reference to Exhibit 21 to the Company's Form 10-K filed with the SEC on April 24, 2004.

23.1 Consent of Ehrhardt Keefe Steiner & Hottman PC, Independent Registered Public Accounting Firm for the Company's 1999, 2000, 2001 and 2002 fiscal years, to the incorporation by reference of its report dated February 14, 2003, appearing elsewhere in this Form 10-K into the Company's designated Registration Statements on Form S-3 and Form S-8.*

23.2 Consent of BDO Seidman, LLP, Independent Registered Public Accounting Firm for the Company's 2003 and 2004 fiscal years, to the incorporation by reference of its report dated March 16, 2005, appearing elsewhere in this Form 10-K into the Company's designated Registration Statements on Form S-3 and Form S-8.*

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

-------
*Filed herewith